Form 10-K
period 1993-12-31
SOUTHERN NATURAL GAS CO
filed 1994-03-25
CIK 92232

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1993
                                        OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from              to
                                    ------------    -------------

                            Commission File No. 1-2745

                             ---------------------
                          SOUTHERN NATURAL GAS COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                             63-0196650
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                              AMSOUTH-SONAT TOWER
                           BIRMINGHAM, ALABAMA 35203
                             TELEPHONE 205-325-7410
                    (Address of principal executive offices)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                  WHICH REGISTERED
- ------------------------------    --------------------------------
7.85 percent Notes due 2002       New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS OF JANUARY 31, 1994 -- NONE (ALL VOTING STOCK OF THE REGISTRANT IS HELD BY ITS PARENT COMPANY, SONAT INC.)
                  NUMBER OF SHARES OF COMMON STOCK, $3.75 PAR
                VALUE, OUTSTANDING ON JANUARY 31, 1994 -- 1,000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1993

  ITEM                                                                                 PAGE
- ---------                                                                            --------
PART I
Item 1.     Business...............................................................  I-1
            Order No. 636 Restructuring............................................  I-2
            Markets -- Transportation and Sales....................................  I-3
            Gas Supplies...........................................................  I-5
            Potential Royalty Claims...............................................  I-6
            Southern Energy Company................................................  I-6
            Sea Robin Pipeline Company.............................................  I-7
            Competition and Current Business Conditions............................  I-7
            Governmental Regulation................................................  I-9
            Rate and Regulatory Proceedings........................................  I-9
            Environmental Matters..................................................  I-9
Item 2.     Properties.............................................................  I-11
Item 3.     Legal Proceedings......................................................  I-11
Item 4.     Submission of Matters to a Vote of Security Holders....................  Omitted*
PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters................................................................  II-1
Item 6.     Selected Financial Data................................................  II-2
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations..........................................................  II-3
Item 8.     Financial Statements and Supplementary Data............................  II-11
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...................................................  II-36
PART III
Item 10.    Directors and Executive Officers of the Registrant.....................  Omitted*
Item 11.    Executive Compensation.................................................  Omitted*
Item 12.    Security Ownership of Certain Beneficial Owners and Management.........  Omitted*
Item 13.    Certain Relationships and Related Transactions.........................  Omitted*
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......  IV-1

- ---------------

* Item Nos. 4, 10, 11, 12 and 13 have been omitted in reliance upon General Instruction J(1) and (2) of Form 10-K.

                                     PART I

ITEM 1. BUSINESS

     The principal business of Southern Natural Gas Company ("Southern"), which is a wholly owned subsidiary of Sonat Inc. ("Sonat"), is the transmission of natural gas in interstate commerce. Southern, including its subsidiaries, owns approximately 9,230 miles of interstate pipeline. Its pipeline system has a certificated daily delivery capacity of approximately 2.4 billion cubic feet ("Bcf") of natural gas. Southern's pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama, and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. Southern also has pipeline facilities offshore Texas connecting gas supplies to other pipelines that transport such gas to Southern's system. A map of Southern's pipeline system, including pipelines of its subsidiaries, appears on page I-8.

     Southern owns and operates Muldon Storage Field ("Muldon"), a large underground natural gas storage field in Mississippi connected to its pipeline system. Based on operating experience, Southern recently sought to have the working storage capacity of Muldon reduced from 52 to 31 billion cubic feet of gas. The Federal Energy Regulatory Commission ("FERC") approved this reduction for a one-year period ending November 1, 1994, subject to a further review of Muldon's operations during the 1993-94 winter period.

     Bear Creek Storage Company ("Bear Creek"), an unincorporated joint venture between wholly owned subsidiaries of Southern and Tenneco Inc., each of which is a 50-percent participant, owns a large underground natural gas storage field located in Louisiana that is operated by Southern and provides storage service to Southern and Tennessee Gas Pipeline Company, a subsidiary of Tenneco Inc. The Bear Creek Storage Field has a total certificated working storage capacity of approximately 65 billion cubic feet of gas, half of which is committed to Southern. At December 31, 1993, Bear Creek's gross facilities cost was approximately $246,923,000 and its participants' equity was $90,907,000. Southern had an investment in Bear Creek, including its equity in undistributed earnings, of $45,453,000 at December 31, 1993.

     Under the terms of Order No. 636, discussed below, effective November 1, 1993, Southern commenced providing contract storage services as part of its unbundled and restructured services. Consequently, most of Southern's working storage capacity at Muldon and its half of Bear Creek are now used for such services. As a part of making this new service available, effective November 1, 1993, Southern sold at its cost $123 million of its working storage gas inventory to its new storage customers.

     Southern's interstate pipeline business is subject to regulation by the FERC, the U.S. Department of Energy's Economic Regulatory Administration (the "ERA"), and the U.S. Department of Transportation under the terms of the Natural Gas Policy Act of 1978 (the "NGPA"), the Natural Gas Act, and various pipeline safety and environmental laws. See "Governmental Regulation" below for information concerning the regulation of natural gas transmission operations.

     Southern's business is subject to the usual operating risks associated with the transmission of natural gas through a pipeline system, which could result in property damage and personal injury. Sonat maintains broad insurance coverage on behalf of Southern limiting financial loss resulting from these operating risks.

     Additional business information concerning Southern and its wholly owned subsidiaries is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements in Part II of this report and is hereby incorporated herein by reference.

     At January 1, 1994, Southern and its subsidiaries employed approximately 1,170 persons.

     Southern's principal executive offices are located at 1900 Fifth Avenue North, AmSouth-Sonat Tower, Birmingham, Alabama 35203, and its telephone number is (205) 325-7410.

Order No. 636 Restructuring

     In 1992 the FERC issued its Order No. 636 (the "Order"). As required by the Order, interstate natural gas pipeline companies, including Southern and South Georgia Natural Gas Company ("South Georgia"), a wholly owned interstate pipeline subsidiary of Southern, have made significant changes in the way they operate. The Order required pipelines, among other things, to (1) separate (unbundle) their sales, transportation, and storage services; (2) provide a variety of transportation services, including a "no-notice" service pursuant to which the customer is entitled to receive gas from the pipeline to meet fluctuating requirements without having previously scheduled delivery of that gas; (3) adopt a straight-fixed-variable method for rate design (which assigns more costs to the demand component of the rates than do other rate-design methodologies previously utilized by pipelines); and (4) implement a pipeline capacity release program under which firm customers have the ability to "broker" the pipeline capacity for which they have contracted. The Order also authorizes pipelines to offer unbundled sales services at market-based rates and allows for pregranted abandonment of some services.

     Interstate pipeline companies, including Southern, are incurring certain costs ("transition costs") as a result of the Order, the principal one being costs related to amendment or termination of existing gas purchase contracts, which are referred to as gas supply realignment ("GSR") costs. The Order provides for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently.

     In its restructuring settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, and recent contract renegotiations, the amount of GSR costs would be approximately $275-$325 million on a present-value basis. This amount includes the payments made to amend or terminate gas purchase contracts described below.

     On September 3, 1993, the FERC generally approved a compliance plan for Southern and directed Southern to implement its restructured services pursuant to the Order on November 1, 1993 (the "September 3 order"). Pursuant to Southern's compliance plan, GSR costs that are eligible for recovery include payments to reform or terminate gas purchase contracts. Where Southern can show that it can minimize transition costs by continuing to purchase gas under the contract (i.e., it is more economic to continue to perform), eligible GSR costs would also include the difference between the contract price and the higher of
(a) the sales price for gas purchased under the contract or (b) a price established by an objective index of spot-market prices. Recovery of these latter costs is permitted for an initial period of two years.

     Southern's compliance plan contains two mechanisms pursuant to which Southern is permitted to recover 100 percent of its GSR costs. The first mechanism is a monthly fixed charge designed to recover 90 percent of the GSR costs from Southern's firm transportation customers. The second mechanism is a volumetric surcharge designed to collect the remaining ten percent of such costs from Southern's interruptible transportation customers. This funding will continue until the GSR costs are fully recovered or funded. The FERC also indicated that Southern could file to recover any GSR costs not recovered through the volumetric surcharge after a period of two years. In addition, Southern's compliance plan provides for the recovery of other transition costs as they are incurred and any remaining transition costs may be recovered through a regular rate filing. Southern's customers have generally opposed the recovery of its GSR costs.

     The September 3 order rejected the argument of certain customers that a 1988 take-or-pay recovery settlement bars Southern from recovering GSR costs under gas purchase contracts executed before March 31, 1989, which comprise most of Southern's GSR costs. Those customers subsequently filed motions urging the FERC to reverse its ruling on that issue. On December 16, 1993, the FERC affirmed its September 3 ruling with respect to the 1988 take-or-pay recovery settlement (the "December 16 order"). The December 16 order generally approved Southern's restructuring tariff submitted pursuant to the September 3 order. Various parties have filed motions urging the FERC to modify the December 16 order and have sought judicial review of the September 3 order. Southern and its customers engaged in settlement discussions regarding Southern's restructuring filing prior to the September 3 order, but the parties were unable to reach a settlement. Those discussions are continuing.

     During 1993 Southern reached agreements to reduce significantly the price payable under a number of high cost gas purchase contracts in exchange for payments of approximately $114 million. On December 1, 1993, Southern filed with the FERC to recover such costs and approximately $3 million of prefiling interest (the "December 1 filing"). On December 30, 1993, the FERC accepted such filing to become effective January 1, 1994, subject to refund, and subject to a determination through a hearing before an administrative law judge that such costs were prudently incurred and eligible under Order No. 636. Southern's customers are opposing its recovery of these GSR costs in this proceeding. The December 30 order rejected arguments of various parties that a pipeline's payments to affiliates, in this case Southern's payment to a subsidiary of Sonat Exploration Company, that represented approximately $34 million of the December 1 filing, may not be recovered under Order No. 636.

     In December 1993 Southern reached agreement to reduce the price under another contract in exchange for payments having a present value of approximately $52 million. Payments will be made in equal monthly installments over an eight-year period ending December 31, 2001. On February 14, 1994, Southern made a rate filing to recover, beginning March 1, 1994, those costs as well as approximately $2 million of other settlement costs and $800,000 of prefiling interest. Southern also incurred approximately $17.5 million of GSR costs, plus prefiling interest, from November 1, 1993, through January 31, 1994, from continuing to purchase gas under contracts that are in excess of current market prices. On March 1, 1994, Southern made a rate filing to recover those costs beginning April 1, 1994. Southern plans to make additional rate filings quarterly to recover these "price differential" costs and any other GSR costs.

     Southern is unable to predict all of the elements of the ultimate outcome of its Order No. 636 restructuring proceeding, its settlement discussions with its customers regarding all of the pending issues arising in connection with the proceeding, or its rate filings to recover its transition costs.

     In requiring that Southern provide unbundled storage service, the Order resulted in a substantial reduction of Southern's working storage gas inventory and consequently a reduction in its rate base. This reduction was effective on November 1, 1993, when Southern restructured pursuant to the Order and sold at its cost $123 million of its working storage gas inventory to its customers. The Order also resulted in rates that are less seasonal, thereby shifting revenues and earnings for Southern out of the winter months.

Markets -- Transportation and Sales

     As described above, effective November 1, 1993, Southern and South Georgia restructured their services in compliance with FERC Order No. 636 by separating their transportation, storage, and merchant services. With the exception of some limited sales necessary to dispose of its gas supply remaining under contract, Southern essentially became solely a transporter of natural gas. Effective May 5, 1992, South Georgia had converted all its sales service to transportation-only service and Southern had begun to provide a gas sales service to South Georgia's former sales customers.

     Southern transports or sells gas at wholesale for distribution for domestic, commercial, and industrial uses to nine gas distributing companies, to 114 municipalities and gas districts, and to nine connecting interstate pipeline companies. Southern also transported or sold gas directly to 55 industrial end-users in 1993. Southern principally transports gas to resale and industrial customers and to other pipelines, sells some limited volumes of gas at wholesale for distribution, and sells very minimal volumes of gas directly to industrial customers. The principal industries served directly by Southern's pipeline system and indirectly through its resale customers' distribution systems include the chemical, pulp and paper, textile, primary metals, stone, clay and glass industries.

     Transportation volumes in 1993 were 763 Bcf or 91 percent of Southern's total throughput of 836 Bcf, compared with 733 Bcf or 87 percent of Southern's total 1992 throughput of 842 Bcf. Sales to resale distribution customers, including municipalities and gas districts, accounted for virtually all of 1993 sales of

73 Bcf (excluding the sale of storage inventory) and 1992 sales of 109 Bcf. Southern's sales to direct sales customers and interstate pipeline companies in both years were negligible. Southern had sales of 19 Bcf during November and December 1993 (following implementation of its Order No. 636 restructuring) that were made at receipt points where the gas entered its pipeline system; consequently, those volumes are included within the 763 Bcf of transportation volumes for 1993.

     Transportation service is rendered by Southern for its resale customers, direct industrial customers and other end-users, gas producers, other gas pipelines, and gas marketing and trading companies. Southern provides transportation service in both its gas supply and market areas. Transportation service is provided under rate schedules that are subject to FERC regulatory authority. Rates for transportation service depend on whether such service is on a firm or interruptible basis and the location of such service on Southern's pipeline system. Transportation rates for interruptible service (i.e., service of a lower priority than firm transportation) are charged for actual volumes transported. Firm transportation service also includes a demand charge designed so that the customer pays for a significant portion of the service each month based on a contract demand volume regardless of the actual volume transported. Rates for transportation service are discounted by Southern in individual instances to respond to competition in the markets it serves. Continued discounting could, under certain circumstances, increase the risk that Southern may not recover all of its costs allocated to transportation services.

     Sales by Southern are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636 Southern is attempting to terminate its remaining gas purchase contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it ("take-or-pay" clauses). Although Southern currently is incurring essentially no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining supply contracts, Southern has agreed to sell a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term that began November 1, 1993. Recently, the sales agreements with Atlanta Gas Light Company and its subsidiary, Chattanooga Gas Company (collectively "Atlanta") were extended through March 31, 1995. The rest of Southern's remaining supply will be sold on a month-to-month basis. Southern will file to recover as a GSR cost pursuant to Order No. 636 the difference between the cost associated with the gas supply contracts and the revenue from the sale agreements and month-to-month sales and also any cost incurred to reduce the price under or to terminate Southern's remaining gas supply contracts.

     When long-term sales service agreements with substantially all of Southern's resale customers expired or were terminated in 1989, Southern entered into a series of short-term agreements on an annual basis with virtually all of such customers. Prior to the implementation of Order No. 636, several customers had already reduced their firm sales contract demand volumes or converted a portion of their firm sales volumes to firm transportation volumes. From 1988 until Southern's implementation of Order No. 636, total daily delivery obligations under firm sales contracts (the "contract demand" upon which monthly demand charges are based) were reduced by approximately 689 million cubic feet ("MMcf") from their level at the end of 1987 of approximately 2.1 Bcf. Prior to Southern's implementation of Order No. 636, approximately 74 percent of this reduction had been replaced with firm transportation volumes under contracts of varying terms and durations, which also provided for fixed monthly charges.

     In accordance with the September 3 order approving Southern's Order No. 636 compliance plan, Southern solicited service elections from its customers in order to implement its restructured services on November 1, 1993. Southern's largest customer, Atlanta, bid for firm transportation service on Southern at prices significantly below Southern's filed tariff rates. Southern rejected Atlanta's bids. Southern and Atlanta subsequently entered into an interim agreement under which Atlanta signed firm transportation service agreements with transportation demands of 582 million cubic feet per day for a minimum term of four months beginning November 1, 1993, and 118 million cubic feet per day for a term extending until April 30, 2007, at the maximum FERC-approved rates. This represented an aggregate reduction of 100 million cubic feet per day from Atlanta's level of service prior to November 1, 1993. In January 1994 Atlanta provided notice that it had elected to continue that level of firm service until October 31, 1994. Southern's other customers elected in aggregate to obtain an amount of firm transportation services that represented a slight increase from their level of firm sales and transportation services from Southern prior to Southern's implementation of Order No. 636, at the maximum FERC-approved tariff rates, for terms ranging from one to ten or more years.

     Although management believes that most of Southern's former resale customers ultimately will commit to some type of new long-term firm transportation agreements with Southern under its restructuring program, it is unable to predict at what total volume level or for what duration such commitments will be made.

     Transportation and sales by Southern to three unaffiliated distribution customers, Atlanta, Alabama Gas Corporation, and South Carolina Pipeline Corporation, accounted for approximately 40 percent, 18 percent, and nine percent, respectively, of Southern's 1993 consolidated revenues. Atlanta and Alabama Gas Corporation were the only two customers that accounted for ten percent or more of Southern's consolidated revenues for 1993.

     Southern is continuing to pursue growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On May 13, 1993, Southern and South Georgia received approval from the FERC for a $27 million expansion of South Georgia's pipeline system into northern Florida and southwestern Georgia that will increase firm daily capacity by 40 million cubic feet per day. Construction on this project is under way and should be completed in mid-1994. In January 1994 Southern reached tentative agreement with a group of new customers to expand its service in the growing eastern Tennessee area. The proposed project entails a 20-mile pipeline extension that would deliver approximately nine million cubic feet of natural gas per day to a delivery point near Chattanooga.

     For additional information regarding Southern's transportation and sales of gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report.

Gas Supplies

     During 1993 Southern purchased its gas supply from the following areas: 51 percent from southern Louisiana and from the Gulf of Mexico, offshore Louisiana, and Texas; three percent from northern Louisiana and Texas; and 46 percent from Mississippi and Alabama. Southern has approximately 60 gas purchase contracts remaining with gas producers that commit proved recoverable reserves to Southern. As described above, pursuant to Order No. 636, Southern is attempting to terminate its remaining gas purchase contracts.

     The following table contains information as to Southern's gas supply and the general sources from which that supply was obtained during the years 1991 through 1993.

                                                                           MMCF*
                                                                ---------------------------
                                                                 1993      1992      1991
                                                                -------   -------   -------
     Purchased from non-affiliated field producers............  102,438   109,481   102,822
     Purchased from affiliate.................................    7,317    11,003     9,653
     Other....................................................       54        97         2
                                                                -------   -------   -------
               Total Purchases................................  109,809   120,581   112,477

- ---------------

* As used in this report, the term "Mcf" means thousand cubic feet; the term "MMcf" means million cubic feet; and the term "Bcf" means billion cubic feet. All volumes of natural gas referred to in this report are stated at a pressure base of 14.73 pounds per square inch absolute ("psia") and at 60 degrees Fahrenheit.

     Southern entered into no new long-term gas purchase agreements in 1993, due to the cessation of its merchant role because of Order No. 636 as discussed above. Since Order No. 636 prohibits Southern from providing its traditional bundled merchant service, Southern does not anticipate at this time that it will need to contract for the long-term purchase of any additional natural gas supplies in the future. Southern will purchase minimal volumes of gas from time to time as may be required for system management purposes. Southern does expect, however, that adequate gas supplies will need to continue to be available to its system; consequently, Southern has continued its efforts to have new gas supplies attached to its system.

Potential Royalty Claims

     In connection with its settlements of take-or-pay claims made by producers over the past few years, Southern has in certain limited instances indemnified, to varying degrees, the producer from certain potential claims made by royalty owners. Southern has thus far been notified of 12 potential royalty claims under the indemnity provisions of various settlement agreements. The claims for which Southern may have to indemnify these producers have been asserted by both private lessors with respect to onshore leases and the Minerals Management Service Division of the U.S. Department of the Interior (the "MMS") with respect to offshore and Indian leases. Southern settled four of these claims during 1993 for approximately $1.2 million.

     In addition to the claims for which Southern has been put on notice, it is possible that other producers may make future claims against Southern for royalty indemnification. The June 26, 1992 decision of the Louisiana Supreme Court in Frey v. Amoco, in which the court held that royalty was due on take-or-pay payments, may form a basis for royalty claims for a share of take-or-pay settlements by private lessors in Louisiana and in other states that may follow the Frey decision. Because courts typically require that interest be paid on the royalty back to the date of settlement, the amount owed can substantially exceed the royalty amount. Management believes that Southern's maximum exposure under all of its various royalty indemnities in onshore take-or-pay settlements, including interest, approximates $15 million. Management is unable to state whether any additional royalty claims based on Southern's indemnification provisions in its take-or-pay settlements will be asserted or to predict the outcome of any such claims or resulting litigation.

     In addition to the potential royalty claims related to onshore production, Southern also faces exposure in connection with indemnifications in take-or-pay settlements with producers who have federal offshore or Indian leases. The MMS issued a policy statement and guidelines on May 3, 1993, declaring its intention to collect royalty payments for contract buy-downs, buy-outs, pricing disputes, and on any portion of take-or-pay settlement payments that are subject to future recoupment. In June 1993 the MMS began to issue letters to producers requiring payment of royalty on all such payments received under take-or-pay settlements, along with interest back to the date of payment. The MMS has been aggressively auditing producers since this time and issuing orders to pay. A lawsuit filed by the Independent Petroleum Association of America against the MMS and others challenging the validity of the MMS' new policy is pending in federal district court for the District of Columbia. Management is unable to predict the outcome of this litigation or the ultimate outcome of any collection efforts by the MMS.

     Management believes that Southern's maximum exposure for all royalty claims related to offshore production, including interest, approximates $10 million if no recovery from its customers is allowed. Under the terms of a 1988 take-or-pay recovery settlement with Southern's customers, Southern is entitled to seek recovery of these costs under the FERC's Order No. 500 cost-sharing procedures. The customers, however, are entitled to challenge any effort by Southern to recover those costs. Management is unable to predict the outcome of the efforts of the MMS to collect royalty on a portion of any offshore settlement or of Southern's efforts to recover any amounts it may ultimately pay from its customers.

     Southern believes that it is adequately reserved for any royalty claims that it may ultimately have to pay or to settle and that, in any event, such claims will not have a material adverse effect on its financial condition or results of operations.

Southern Energy Company

     Southern Energy Company ("Southern Energy"), a wholly owned subsidiary of Southern, owns a liquefied natural gas ("LNG") receiving terminal near Savannah, Georgia, which was constructed for a project, now terminated, to import LNG from Algeria. The terminal has been inactive since the early 1980s. On July 22, 1992, the FERC issued an order approving a settlement relating to Southern Energy's LNG facilities. The settlement resolved a number of outstanding rate and accounting issues on a favorable basis and preserved an option for customers of Southern Energy to obtain LNG through this facility at least through the year 1999.

Sea Robin Pipeline Company

     For many years Southern was a 50-percent participant, through a wholly owned subsidiary, with a wholly owned subsidiary of United Gas Pipe Line Company ("United"), in Sea Robin Pipeline Company ("Sea Robin"), an unincorporated gas supply pipeline joint venture. Sea Robin was originally constructed to obtain Gulf of Mexico gas supplies for Southern's and United's respective pipeline systems and was operated by United. In December 1990 Southern, through a newly formed subsidiary, acquired the 50-percent interest in Sea Robin formerly owned by the subsidiary of United. As a result of the acquisition, two wholly owned subsidiaries of Southern own 100 percent of Sea Robin, which is now being operated by Southern. Sea Robin has a 436-mile pipeline system located in the Gulf of Mexico through which it transports gas for others under its FERC-regulated tariffs. Sea Robin is a transportation-only pipeline that has restructured in compliance with FERC Order No. 636. Sea Robin's compliance filing has been accepted by the FERC. Sea Robin transported approximately 287 Bcf of natural gas in 1993. These Sea Robin volumes are included within the Southern transportation volumes discussed earlier. See Note 8 of the Notes to Consolidated Financial Statements in Part II of this report for additional information regarding Sea Robin.

Competition and Current Business Conditions

     The natural gas transmission industry, although regulated, is very competitive. During the period from the mid-1980s until the Order No. 636 restructuring, customers had switched much of their volumes from a bundled merchant service to transportation service, reflecting an increased willingness to rely on gas supply under unregulated arrangements. Southern competes with several pipelines for the transportation business of its customers and at times discounts its transportation rates in order to maintain market share. Southern continues to provide a limited merchant service with gas supply remaining under contract and, in this capacity, competes with other suppliers, pipelines, gas producers, marketers, and alternate fuels.

     Natural gas is sold in competition principally with fuel oil, coal, liquefied petroleum gases, and electricity. An important consideration in Southern's markets is the ability of natural gas to compete with alternate fuels. Residual fuel oil, the principal competitive alternate fuel in Southern's market area, was at certain times in 1993, and currently is, priced at or below the comparable price of natural gas in industrial and electric generation markets. Some parts of Southern's market area are also served by one or more other pipeline systems that can provide transportation as well as sales service in competition with Southern. Southern's two largest customers are both able to obtain a portion of their natural gas requirements through transportation by other pipelines.

                   [SOUTHERN NATURAL PIPELINE MAP GOES HERE]

Governmental Regulation

     Southern is subject to regulation by the FERC and by the Secretary of Energy under the Natural Gas Act, the NGPA, and the Department of Energy Organization Act of 1977 (the "DOE Act"). Southern's operating subsidiaries are also subject to such regulation.

     The Natural Gas Act, modified by the DOE Act, grants to the FERC authority to regulate the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement, or abandonment of such facilities. Southern and its operating subsidiaries hold required certificates of public convenience and necessity issued by the FERC authorizing them to construct and operate all pipelines, facilities, and properties now in operation for which certificates are required, and to transport and sell natural gas in interstate commerce.

     The FERC also has authority to regulate the transportation of natural gas in interstate commerce and the sale of natural gas in interstate commerce for resale. Although the FERC still retains jurisdiction over their resale rates, following the implementation of Order No. 636, Southern and other interstate pipeline companies are now permitted to charge market-based rates for gas sold in interstate commerce for resale. Gas sold by marketing companies is not regulated by the FERC. Transportation rates remain fully regulated. The price at which gas is sold to direct industrial customers is not subject to the FERC's jurisdiction. As necessary, Southern and its operating subsidiaries file with the FERC applications for changes in their transportation rates and charges designed to allow them to recover fully their costs of providing such service to their customers, including a reasonable rate of return. These rates are normally allowed to become effective, subject to refund, until such time as the FERC rules on the actual level of rates. See "Rate and Regulatory Proceedings" below.

     The Natural Gas Wellhead Decontrol Act of 1989, enacted on July 26, 1989, phased in decontrol of the wellhead price of all gas then remaining subject to maximum lawful price limitations by January 1, 1993. Thus, the price of all gas sold at the wellhead is no longer regulated.

     Regulation of the importation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this import jurisdiction to the FERC and the ERA.

     Southern and its operating subsidiaries are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline and LNG plant safety requirements, and to the National Environmental Policy Act and other environmental legislation. Southern and its operating subsidiaries have a continuing program of inspection designed to keep all of their facilities in compliance with pollution control and pipeline safety requirements and believe that they are in substantial compliance with applicable requirements. Southern's capital expenditures to comply with environmental and pipeline safety regulations were approximately $14 million in 1993. It is anticipated that such expenditures will be approximately $11 million in 1994 and approximately $10 million in 1995. For more information regarding environmental matters, see the discussion below.

     Rate and Regulatory Proceedings. Various matters pending before the FERC, or before the courts on appeal from the FERC, relating to, or that could affect, Southern or one or more of its subsidiaries are described in Part II of this report in Note 8 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference. As described in Note 8, several general rate changes have been implemented by Southern and remain subject to refund.

Environmental Matters

     Southern and certain of its subsidiaries are subject to extensive federal, state, and local environmental laws and regulations that affect their operations. Governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements, and injunctions as to future activities. Southern and certain of its subsidiaries' use and disposal of hazardous materials and toxic substances are subject to the requirements of the federal Toxic Substances Control Act ("TSCA") and the federal Resource Conservation and Recovery

Act ("RCRA"), among others, and comparable state and local statutes. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment.

     Southern is named as a potentially responsible party ("PRP") at three Superfund sites, at two of which it is a de minimis party. Based on the number of other financially responsible PRPs at each of the sites, the estimated relative volume of material contributed to the sites by Southern, the information that it currently possesses regarding the expected costs required to remediate the sites, and the amounts already contributed to remediation, Southern currently estimates that it should not ultimately be required to contribute in excess of $200,000 in the aggregate to the costs of remediation of all three sites.

     In addition, Southern has been advised by a joint defense group of PRPs ("JDG") at another Superfund site that the JDG might seek to add it as a PRP, but Southern has received no notification from the Environmental Protection Agency ("EPA") asserting that it is a PRP. Southern has been informed by representatives of the JDG that no characterization of soil or groundwater contamination at this site has yet taken place and, therefore, the extent of such contamination, if any, is not currently known. Southern has thus far elected not to join the JDG, because it believes that it has significant potential defenses to liability for this site and that, in any event, it shipped de minimis amounts of material to this site. Based on the number of other financially responsible PRPs and other information that it currently possesses, Southern currently estimates that it will not incur liabilities related to this site in an amount material to Southern.

     Liability under CERCLA (and applicable state law) can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability at any of these sites could be substantially greater than the amounts described above. Southern does not believe that its status as a PRP at any of these sites will have a material adverse effect on its financial condition or results of operations.

     Southern has in the past used lubricating oils containing polychlorinated biphenyls ("PCBs") in conjunction with auxiliary compressed air systems at Southern's natural gas compressor stations. Although the use of such oils was discontinued in the early 1970's, Southern has discovered residual PCB contamination at certain of its gas compressor station sites. For some time, Southern has had an ongoing internal project to identify and deal with the presence of PCBs at these sites. A total of thirteen stations evidenced some level of on-site PCB contamination ranging from low to moderate. Southern has completed the characterization and clean-up of twelve of these sites based on the guidelines of the TSCA at a total cost of approximately $6 million. Southern has partially completed the characterization and clean-up of the remaining site and believes that it should be able to complete the remediation of this site for a total cost of less than $5 million.

     In the operation of their natural gas pipeline systems, Southern and South Georgia have used, and continue to use at several locations, gas meters containing elemental mercury. Many of these meters have been removed from service. Southern and South Georgia plan to remove the remaining mercury meters during the course of regularly scheduled facilities upgrades, but until such time, the meters are handled pursuant to established procedures that protect employees and comply with Occupational Safety and Health Administration standards. It is generally believed in the natural gas pipeline industry that, in the course of normal maintenance and replacement operations, elemental mercury may have been released from mercury meters. Although at this time neither the EPA nor any state in which Southern or South Georgia operates has yet issued clean-up levels or guidelines with respect to contamination from past releases or spills of mercury, Southern expects that guidelines will be forthcoming. Southern and South Georgia have nonetheless begun preliminary efforts to address this situation and plan to begin remediation if contamination is detected upon characterization of these sites. Because the number of sites involved and the extent of contamination at any site are not yet known, Southern is unable at this time to estimate the cost of remediation. Based on its experience with other remediation projects, the industry experience to date with remediation of mercury, and its preliminary analysis of the possible extent of the contamination, however, Southern believes that its remediation of any mercury contamination will not have a material adverse effect on its financial condition or results of operations.

     Southern generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards incurred by Southern and South Georgia to be recoverable through rates since they are prudent costs incurred in the ordinary course of business and, accordingly, will seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery.

     Southern and its subsidiaries are subject to the federal Clean Air Act and the federal Clean Air Act Amendments of 1990 ("1990 Amendments"), which added significantly to the existing requirements established by the federal Clean Air Act. The 1990 Amendments require that the EPA issue new regulations, mainly related to mobile sources, air toxics, ozone non-attainment areas, acid rain, permitting, and enhanced monitoring. While it will not be possible to estimate the additional costs of compliance with these new requirements until the EPA and the states complete their regulations, management expects that the regulations when issued may require significant capital spending to modify certain of the facilities of Southern and its subsidiaries, particularly with regard to modifications that may be required for certain natural gas compressor stations to reduce their emission of oxides of nitrogen.

     In the opinion of management, based on information currently possessed by Southern, the probability is remote that Southern or any of its subsidiaries will incur a liability as a result of the presently identified environmental contingencies described above in an amount material to Southern. While the nature of environmental contingencies makes complete evaluation impractical, Southern is currently aware of no other environmental matter that could reasonably be expected to have a material impact on its results of operations or financial condition. Southern has an active and ongoing environmental program at all levels of its organization and believes responsible environmental management is integral to its business. Southern believes that it and its subsidiaries have conducted their operations in substantial compliance with applicable environmental laws and regulations governing their activities.

ITEM 2. PROPERTIES

     A description of Southern's and its subsidiaries' properties is included under Item 1. Business above and is hereby incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

     For information regarding certain proceedings pending before federal regulatory agencies, see Note 8 of the Notes to Consolidated Financial Statements in Part II of this report.

     Arcadian Corporation v. Southern Natural Gas Company and Atlanta Gas Light Company was filed in January 1992 in the U.S. District Court for the Southern District of Georgia. In this lawsuit against Southern and Atlanta Gas Light Company for alleged violation of the antitrust laws in connection with Southern's refusal to provide direct service to the Plaintiff, Arcadian Corporation ("Arcadian"), Arcadian claims actual damages of at least $15 million, which could be trebled under the antitrust laws. Southern and Arcadian executed an agreement settling this lawsuit on November 30, 1993. The settlement provides that the lawsuit will be dismissed with prejudice upon final, nonappealable approval by the FERC of the direct connection and transportation service requested by Arcadian. Pending such approval, the lawsuit has been stayed. While management believes it has meritorious defenses and intends to defend the suit vigorously if the stay were to be lifted, given the inherently unpredictable nature of litigation and the relatively early state of discovery in the case, management is unable to predict the ultimate outcome of the proceeding if it were to go forward, but believes that it will not have a material adverse effect on Southern's financial position.

     Exxon Corporation v. Southern Natural Gas Company was filed in February 1994 in the U.S. District Court for the Southern District of Texas. Exxon Corporation ("Exxon"), the plaintiff in this suit, asked the court to declare that Southern has no right to terminate a gas purchase contract with Exxon providing for the sale and purchase of gas produced from Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana (the "Contract"), which Southern gave notice of termination effective March 1, 1994. In the alternative, Exxon alleged that Southern has repudiated and breached the Contract and asked for an unspecified amount of monetary damages. Management is unable to predict the outcome of this litigation and whether its position that it has the right to terminate this contract will be sustained.

     Southern and its subsidiaries are involved in several other lawsuits, all of which have arisen in the ordinary course of business. Southern does not believe that any ultimate liability resulting from any of these other pending lawsuits will have a material adverse effect on the financial position or results of operations of Southern.

`                                                              PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS


        All of the common stock of Southern is held by its parent company, Sonat Inc.; accordingly, there is no market for the stock. The following table shows the quarterly dividends paid on Southern's common stock during the past two years.

                    Quarter                                                Total Dividends Paid
                    -------                                                --------------------

                     1993
                     ----
                    First                                                    $ 12,400,000
                    Second                                                     12,400,000
                    Third                                                      12,400,000
                    Fourth                                                     12,400,000
                                                                             ------------

                                                                             $ 49,600,000
                                                                             ============

                     1992
                     ----

                    First                                                    $ 12,400,000
                    Second                                                    112,400,000(1)
                    Third                                                      12,400,000
                    Fourth                                                     12,400,000
                                                                             ------------

                                                                             $149,600,000
                                                                             ============




(1) In May 1992, Southern completed the restructuring of its capital structure by issuing $100 million in Notes and dividending the proceeds to Sonat.

Item 6. SELECTED FINANCIAL DATA

        Shown below is selected consolidated financial data for Southern and its subsidiaries.


                                                                     Years Ended December 31,
                                                    -------------------------------------------------------------
                                                    1993          1992          1991           1990          1989
                                                    ----          ----          ----           ----          ----
                                                                            (In Millions)
Revenues                                          $  832.6      $  728.6      $  760.4       $  703.3      $1,163.9
Costs and Expenses                                   686.0         578.0         623.9          594.3         998.3
                                                  --------      --------      --------       --------      --------
Operating Income                                     146.6         150.6         136.5          109.0         165.6
Other Income, Net                                      9.4           8.9          10.4           26.0          16.7
Interest Expense, Net                                (28.4)        (32.8)        (27.6)         (31.2)        (29.4)
                                                  --------      --------      --------       --------      --------
Income Before Income Taxes                           127.6         126.7         119.3          103.8         152.9
Income Taxes                                          43.5          47.3          45.9           36.5          61.1
                                                  --------      --------      --------       --------      --------
       Net Income                                 $   84.1      $   79.4      $   73.4       $   67.3      $   91.8
                                                  ========      ========      ========       ========      ========


Assets                                            $1,531.2      $1,425.7      $1,426.5       $1,424.1      $1,525.9

Debt Maturing Within One Year                     $  107.3      $    6.8      $    6.1       $    9.3      $   83.7
Long-Term Debt                                       329.4         435.5         340.1          341.6         349.5
Stockholder's Equity                                 620.0         585.5         655.7          631.7         635.3
                                                  --------      --------      --------       --------      --------

Total Capitalization                              $1,056.7      $1,027.8      $1,001.9       $  982.6      $1,068.5
                                                  ========      ========      ========       ========      ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          SOUTHERN NATURAL GAS COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Southern Natural Gas Company and its subsidiaries (Southern) participate in the interstate transmission and sale of natural gas in the southeastern United States and are regulated by the Federal Energy Regulatory Commission (FERC). The natural gas transmission industry, although regulated, is very competitive. Effective November 1, 1993, Southern separated its transportation, storage and merchant services to comply with Order No. 636 (see following discussion) and essentially became solely a gas transporter. Even before the Order No. 636 restructuring, customers had switched much of their volumes from a bundled merchant service to transportation service, reflecting an increased willingness to rely on gas supply under unregulated arrangements. Southern competes with several pipelines for the transportation business of its customers and at times discounts its transportation rates in order to maintain market share. Although it is now predominantly a transporter of gas, Southern continues to provide a limited merchant service with gas supply remaining under contract and, in this capacity, competes with other suppliers, gas producers, marketers and alternate fuels.

        Southern is pursuing growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. South Georgia Natural Gas Company, a wholly owned subsidiary of Southern, received approval from the FERC on May 13, 1993, for an expansion of its pipeline system into northern Florida and southwestern Georgia that will increase firm daily capacity by 40 million cubic feet per day. Construction on this project is under way and should be completed by mid-1994. Southern has entered into an agreement in principle to expand its system to Chattanooga, Tennessee.

OPERATIONS


Years Ended December 31,                                           1993              1992            1991
- ---------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
Revenues:
   Gas sold                                                        $579              $529            $574
   Market transportation                                            194               145             136
   Supply transportation                                             50                51              47
   Storage and other                                                 10                 4               3
                                                                   ----              ----            ----
     Total Revenues                                                $833              $729            $760
                                                                   ====              ====            ====

Natural Gas Cost:
   Purchased from others                                           $393              $300            $335
   Purchased from affiliates                                         23                23              26
                                                                   ----              ----            ----
     Total Natural Gas Cost                                        $416              $323            $361
                                                                   ====              ====            ====

Depreciation and Amortization                                      $ 64              $ 74            $ 59
                                                                   ====              ====            ====

Operating Income                                                   $147              $151            $136
                                                                   ====              ====            ====

Equity in Earnings of Joint Venture                                $  9              $  8            $  8
                                                                   ====              ====            ====

                                                                             (Billion Cubic Feet)

Volumes:
   Gas sold (excludes storage gas)                                   73               109             118
   Market transportation                                            435               391             371
                                                                    ---               ---             ---
     Total Market Throughput                                        508               500             489
   Supply transportation                                            328               342             289
                                                                    ---               ---             ---
     Total Volumes                                                  836               842             778
                                                                    ===               ===             ===

        1993 Versus 1992. Southern's operating results for 1993 were down primarily due to a favorable settlement of $9.6 million in 1992 relating to Southern Energy Company's idle liquified natural gas (LNG) facility. A settlement at Sea Robin Pipeline Company increased 1993 results by $4.5 million. General and administrative expenses were up in 1993 due to a $4 million increase in health insurance expense and an increase in stock-based employee compensation.

        Gas sales revenue and gas cost increased at Southern due to the sale of $123 million of storage gas inventory pursuant to the implementation of Order No. 636 on November 1, 1993. Total market throughput increased 2 percent; however, Order No. 636 resulted in a shift in volumes from sales to market transportation. Supply transportation volumes decreased due to competition from other pipelines.

        1992 Versus 1991. Operating income for 1992 includes the effect of a favorable settlement of $9.6 million relating to Southern Energy's LNG facility, while 1991 was negatively affected by one-time charges totaling $11 million related to a cost-containment program and the cancellation of the Mobile Bay project. Excluding these items, operating income was lower primarily as a result of a $7 million increase in stock-based employee compensation.

        Southern's total volumes increased 8 percent in 1992. Market throughput was higher because of colder weather and new markets, offsetting the loss of a competitive load to coal that was served in 1991 when gas prices were substantially lower and losses to other pipeline competition. The 18 percent increase in supply transportation is primarily the result of higher deliverability and an aggressive program of hooking up new gas supply to the Sea Robin system.

ORDER NO. 636

        In 1992 the FERC issued its Order No. 636 (the Order). As required by the Order, interstate natural gas pipeline companies have made significant changes in the way they operate. The Order required pipelines, among other things, to: (1) separate (unbundle) their sales, transportation and storage services; (2) provide a variety of transportation services, including a "no-notice" service pursuant to which the customer will be entitled to receive gas from the pipeline to meet fluctuating requirements without having previously scheduled delivery of that gas; (3) adopt a straight fixed variable (SFV) method for rate design (which assigns more costs to the demand component of the rates than do other rate design methodologies previously utilized by pipelines); and (4) implement a pipeline capacity release program under which firm customers will have the ability to "broker" the pipeline capacity for which they have contracted. The Order also authorizes pipelines to offer unbundled sales services at market-based rates and allowed for pregranted abandonment of some services.

        As discussed in Note 8 of the Notes to Consolidated Financial Statements, Southern is incurring certain transition costs as a result of implementing Order No. 636, and for Southern, those are primarily gas supply realignment (GSR) costs relating to existing gas purchase contracts. In its restructuring settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, and recent contract renegotiations, the amount of GSR costs would be approximately $275 million-$325 million on a present value basis.
This includes the $168 million of settlements discussed below.

        In requiring that Southern provide unbundled storage service, the Order resulted in a substantial reduction of Southern's working storage gas inventory and consequently a reduction in its rate base. The reduction in rate base was effective on November 1, 1993, when Southern restructured pursuant to the Order and sold $123 million of its storage gas inventory to its customers. The Order also resulted in rates that are less seasonal, thereby shifting revenues and earnings for Southern out of the winter months.

        The FERC issued an order on September 3, 1993 (the September 3 order), that generally approved a compliance plan for Southern and directed it to implement restructured services on November 1, 1993. In accordance with the September 3 order, Southern solicited service elections from its customers in order to implement its restructure services on November 1, 1993. Southern's largest customer, Atlanta Gas Light Company and its subsidiary, Chattanooga Gas Company (collectively Atlanta), bid for firm transportation service on Southern at prices significantly below Southern's filed tariff rates. Southern rejected Atlanta's bids. Southern and Atlanta subsequently entered into an interim agreement under which Atlanta signed firm transportation service agreements with transportation demands of 582 million cubic feet per day for a minimum term of four months beginning November 1, 1993, and 118 million cubic feet per day for a term extending until April 30, 2007, at the maximum FERC-approved rates. This represented an aggregate reduction of 100 million cubic feet per day from Atlanta's level of services prior to November 1, 1993. In January 1994, Atlanta provided notice that it had elected to continue that level of firm service until October 31, 1994. Southern's other customers elected in aggregate to obtain an amount of firm transportation services that represented a slight increase from their previous level of firm sales and transportation services from Southern, at the maximum FERC-approved tariff rates, for terms ranging from one to 10 or more years.

        Southern is unable to predict all of the elements of the ultimate outcome of its Order No. 636 restructuring proceeding, its settlement discussions with Atlanta and its other customers, and the limited rate filings to recover its transition costs.

NATURAL GAS SALES AND SUPPLY

        As a result of Order No. 636, Southern is attempting to terminate its remaining gas purchase contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring essentially no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining supply contracts, Southern has agreed to sell a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term which began November 1, 1993. The rest of Southern's remaining supply will be sold on a month-to-month basis. The difference between the cost associated with the gas supply contracts and the revenue from the sale agreements and month-to-month sales should be recoverable as a GSR cost pursuant to Order No. 636. In addition, any cost to terminate or reduce the price under Southern's remaining contracts should also be recoverable as a GSR cost pursuant to Order No. 636.

      During 1993 Southern reached agreements to reduce significantly the price payable under a number of high-cost gas purchase contracts in exchange for payments with a present value of approximately $168 million.

        Southern's purchase commitments under its remaining gas supply contracts for the years 1994 through 1998 are estimated as follows:

                                                        Estimated
                                                         Purchase
                                                        Commitments
                                                       -------------
                                                       (In Millions)
       1994                                                 $230
       1995                                                  150
       1996                                                   85
       1997                                                   70
       1998                                                   65

       These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors which determine purchase commitments (underlying reserves, future deliverability and future price) is known today with certainty. As explained above, Southern expects to recover all of these costs, including its costs to terminate these purchase commitments, either through the sale of the gas or as a GSR cost.

RATE MATTERS

       Several general rate changes have been implemented by Southern and remain subject to refund. See Note 8 of the Notes to Consolidated Financial Statements for a discussion of rate matters.

                            ________________________


Years Ended December 31,                               1993              1992             1991
- ----------------------------------------------------------------------------------------------
                                                                    (In Millions)
Interest Income (Expense), Net                         $(28)             $(33)           $(28)


        1993 Versus 1992. Interest income was higher in 1993 due to an increase in average levels and rates on notes from affiliates. The increase in interest income was largely offset by an increase in accrued interest expense of $8 million provided on certain income tax issues and to higher average debt levels.

        1992 Versus 1991. Interest expense on debt increased due to an increase in average debt outstanding, resulting from the restructuring of Southern's capital structure in May 1992, partially offset by lower average interest rates.


Years Ended December 31,                                            1993              1992             1991
- -----------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
Income Taxes                                                       $  44             $  47            $  46


        1993 Versus 1992. Income taxes were lower in 1993 due to tax adjustments.

        1992 Versus 1991. Income taxes were higher primarily due to higher pretax income.

FINANCIAL CONDITION

CASH FLOWS


Years Ended December 31,                                            1993              1992             1991
- -----------------------------------------------------------------------------------------------------------
                                                                                  (In Millions)
Net Cash Provided by
   Operating Activities                                            $ 197             $ 166            $ 204


        1993 Versus 1992. Net cash provided by operating activities increased due to the sale of storage gas inventory pursuant to Order No. 636 and lower cash outflows relating to gas imbalances. Partially offsetting the increase were GSR payments of approximately $128 million made in 1993.

        1992 Versus 1991. Net cash provided by operating activities decreased as a result of lower cash outflows relating to gas imbalances.


Years Ended December 31,                                            1993              1992             1991
- -----------------------------------------------------------------------------------------------------------
                                                                                  (In Millions)
Net Cash Used in
   Investing Activities                                            $(140)            $(112)           $(151)


        1993 Versus 1992. Net cash used in investing activities was higher due to a $17 million increase in capital expenditures and increased loans to Southern's parent.

        1992 Versus 1991. Net cash used in investing activities was lower due primarily to a $62 million decrease in capital expenditures partially offset by an increase in notes to Southern's parent.


Years Ended December 31,                                            1993              1992             1991
- -----------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
Net Cash Used in
   Financing Activities                                            $ (55)            $ (54)           $ (54)


        1993 Versus 1992. Net cash used in financing activities increased slightly due to scheduled loan repayments. Southern did not refinance any debt during 1993.

        1992 Versus 1991. Net cash used in financing activities in 1992 was flat with 1991. In May 1992, Southern completed the restructuring of its capital structure by issuing $100 million in Notes and dividending the proceeds to Sonat. As a result, the debt to capitalization ratio increased 8 percent when compared to December 31, 1991.

CAPITAL EXPENDITURES

        Capital expenditures for 1994, including joint ventures, are expected to be approximately $68 million, primarily for pipeline additions and replacements and other projects, some of which have not yet received regulatory approval.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1993, Southern had available $50 million under lines of credit. Southern expects to use cash from operations, borrowing in the public or private markets or loans from affiliates to finance future capital or other corporate expenditures.

                           CAPITALIZATION INFORMATION


Years Ended December 31,                                            1993              1992             1991
- -----------------------------------------------------------------------------------------------------------
Cash Flow from Operating Activities
   to Weighted Average Debt                                          45%               40%              57%
Debt to Capitalization -
  End of Year                                                        41%               43%              35%
===========================================================================================================

INFLATION AND THE EFFECT OF CHANGING ENERGY PRICES

        Although the rate of inflation in the United States has been moderate over the past several years, its potential impact should be considered when analyzing historical financial information. In past times of high general inflation, oil and gas prices have increased at comparable, and at times, higher rates. The changing regulatory environment in which the natural gas business operates, along with other competitive factors, would currently make it difficult to increase prices enough to recover significantly higher costs of operations. Southern's results of operations will be affected by future changes in domestic and international oil and gas prices and the interrelationship between oil, gas and other energy prices.

ENVIRONMENTAL ISSUES

        Southern is involved in various environmental compliance and cleanup activities, and has been notified that it is one of many potentially responsible parties at certain federal Superfund sites. Southern does not expect costs relating to these activities, including any responsibility for cleanup of such sites, to be material, taken either separately or in the aggregate, with respect to the financial position or results of operations of Southern.

        In addition, Southern has taken steps to test for the presence of polychlorinated biphenyls (PCB) at its natural gas compressor stations. A total of 13 stations evidenced some level of on-site PCB contamination ranging from low to moderate. Southern has completed the characterization and cleanup of 12 of these sites at a cost of approximately $6 million. Southern has partially completed the characterization and cleanup of the 13th site and believes that it should be able to complete the remediation of this site for a total cost of less than $5 million, approximately half of which had been incurred at December 31, 1993.

        Southern generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates since they are prudent costs incurred in the ordinary course of business, and accordingly, will seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery.

        Southern has an active and ongoing environmental program and believes responsible environmental management is integral to its business.

Item 8.  Financial Statements and Supplementary Data

Report of Ernst & Young, Independent Auditors


The Board of Directors
Southern Natural Gas Company

We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company and Subsidiaries as of December 31, 1993 and 1992, and the related statements of income, changes in retained earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company and Subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young

                                        ERNST & YOUNG

Birmingham, Alabama
January 20, 1994

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992


                                                                                  1993                      1992
                                                                                  ----                      ----
                                                                                          (In Thousands)
                                      ASSETS

Current Assets:
   Cash                                                                         $    4,243               $    1,961
   Notes receivable from affiliates                                                269,661                  187,510
   Accounts receivable, including $14,461,000 in
      1993 and $5,863,000 in 1992 from affiliates                                  128,610                  135,297
   Inventories (Note 3)                                                             23,646                  146,213
   Gas supply realignment costs (Note 8)                                            59,862                     -
   Recoverable natural gas purchase contract
      settlement costs (Note 8)                                                     18,535                   52,936
   Gas imbalance receivables (Note 1)                                               43,125                   75,065
   Other                                                                             2,622                    4,552
                                                                                ----------               ----------
      Total Current Assets                                                         550,304                  603,534
                                                                                ----------               ----------

Investments:
   Joint venture (Note 4)                                                           45,454                   44,816
   Other investments                                                                   975                      809
                                                                                ----------               ----------
                                                                                    46,429                   45,625
                                                                                ----------               ----------

Plant, Property and Equipment (Note 5)                                           2,206,672                2,094,286
   Less accumulated depreciation
      and amortization                                                           1,419,771                1,366,386
                                                                                ----------               ----------
                                                                                   786,901                  727,900
                                                                                ----------               ----------

Deferred Charges:
   Gas supply realignment costs (Note 8)                                           119,724                     -
   Recoverable natural gas purchase
      contract settlement costs (Note 8)                                              -                      17,546
   Other                                                                            27,806                   31,077
                                                                                ----------               ----------
                                                                                   147,530                   48,623
                                                                                ----------               ----------
                                                                                $1,531,164               $1,425,682
                                                                                ==========               ==========





                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992


                                                                                     1993                     1992
                                                                                     ----                     ----
                                                                                           (In Thousands)
                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Long-term debt due within one year (Note 6)                                  $  107,298               $    6,816
   Accounts payable, including $9,418,000 in 1993
      and $16,536,000 in 1992 to affiliates                                         70,298                   58,715
   Accrued income taxes                                                             14,695                   22,008
   Accrued interest                                                                 19,851                   10,213
   Deferred income taxes (Note 7)                                                    1,452                   13,200
   Gas imbalance payables (Note 1)                                                  51,007                   55,052
   Other                                                                            18,695                   18,019
                                                                                ----------               ----------
      Total Current Liabilities                                                    283,296                  184,023
                                                                                ----------               ----------

Long-Term Debt (Note 6)                                                            329,403                  435,520
                                                                                ----------               ----------

Deferred Credits and Other:
   Deferred income taxes (Note 7)                                                   84,726                   94,037
   Reserves for regulatory matters (Note 8)                                        120,771                  100,217
   Operating and other reserves                                                     69,168                   11,384
   Other                                                                            23,830                   15,000
                                                                                ----------               ----------
                                                                                   298,495                  220,638
                                                                                ----------               ----------

Commitments and Contingencies (Note 8)

Stockholder's Equity:
   Common stock, $3.75 par value; 1,000 shares
      authorized and outstanding                                                         4                        4
   Capital in excess of par value                                                   77,601                   77,601
   Retained earnings                                                               542,365                  507,896
                                                                                ----------               ----------
                                                                                   619,970                  585,501
                                                                                ----------               ----------
                                                                                $1,531,164               $1,425,682
                                                                                ==========               ==========





                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1993, 1992 and 1991

                                                                       1993               1992                1991
                                                                       ----               ----                ----
                                                                                     (In Thousands)

Revenues (Note 9):
   Natural gas sales                                                $578,947            $529,265            $573,900
   Transportation and other                                          253,702             199,363             186,444
                                                                    --------            --------            --------
                                                                     832,649             728,628             760,344
                                                                    --------            --------            --------
Costs and Expenses:
   Natural gas cost                                                  416,378             322,532             361,140
   Operating and maintenance                                         102,666              87,806             115,807
   General and administrative                                         85,256              78,587              70,819
   Depreciation and amortization                                      63,611              73,713              59,393
   Taxes, other than income                                           18,120              15,392              16,715
                                                                    --------            --------            --------
                                                                     686,031             578,030             623,874
                                                                    --------            --------            --------
Operating Income                                                     146,618             150,598             136,470
                                                                    --------            --------            --------

Other Income, Net:
   Equity in earnings of joint venture
       (Note 4)                                                        8,638               8,002               7,822
   Other                                                                 810                 866               2,604
                                                                    --------            --------            --------
                                                                       9,448               8,868              10,426
                                                                    --------            --------            --------
Interest Income (Expense):
   Interest income from affiliates                                    20,204               7,825               8,435
   Interest income                                                     3,621                 395                 209
   Interest expense                                                  (52,598)            (41,167)            (37,300)
   Interest capitalized                                                  324                 172               1,086
                                                                    --------            --------            --------
                                                                     (28,449)            (32,775)            (27,570)
                                                                    --------            --------            --------

Income Before Income Taxes                                           127,617             126,691             119,326
Income Taxes (Note 7)                                                 43,548              47,284              45,877
                                                                    --------            --------            --------

       Net Income                                                   $ 84,069            $ 79,407            $ 73,449
                                                                    ========            ========            ========



            CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                  Years Ended December 31, 1993, 1992 and 1991

                                                                       1993               1992                1991
                                                                       ----               ----                ----
                                                                                     (In Thousands)

Balance at Beginning of Year                                        $507,896            $578,089            $554,240
Add:
   Net income                                                         84,069              79,407              73,449
Deduct:
   Dividends                                                          49,600             149,600              49,600
                                                                    --------            --------            --------
Balance at End of Year                                              $542,365            $507,896            $578,089
                                                                    ========            ========            ========





                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1993, 1992 and 1991

                                                                      1993                1992                1991
                                                                      ----                ----                ----
                                                                                   (In Thousands)
Cash Flows from Operating Activities:
   Net income                                                     $   84,069          $   79,407            $ 73,449
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                63,611              73,713              59,393
         Deferred income taxes                                       (21,241)            (14,403)            (13,397)
         Equity in earnings of joint
             venture, less distributions                                (638)             (1,002)             (1,072)
         Reserves for regulatory matters                              20,554              23,649              25,160
         Gas supply realignment costs                               (127,986)               -                   -
         Natural gas purchase
             contract settlement costs                                51,947              52,619              68,626
         Change in:
             Accounts receivable                                       6,687              (5,227)             (8,133)
             Inventories                                              51,446               2,572              24,121
             Accounts payable                                         11,583               1,557             (19,776)
             Accrued interest and
                income taxes, net                                      1,085               4,295                 903
             Other current assets                                     35,263             (12,152)              9,197
             Other current liabilities                                (3,522)            (14,748)             (9,781)
         Other                                                        24,523             (23,783)             (4,410)
                                                                  ----------          ----------           ---------
                Net cash provided by
                 operating activities                                197,381             166,497             204,280
                                                                  ----------          ----------           ---------
Cash Flows from Investing Activities:
   Plant, property and equipment additions                           (59,907)            (43,053)           (104,743)
   Notes receivable from affiliates                                  (82,151)            (71,586)            (48,673)
   Proceeds from disposal of assets                                    2,360               2,831               2,281
   Other, net                                                           (166)                (79)               (128)
                                                                  ----------          ----------           ---------
                Net cash used in
                   investing activities                             (139,864)           (111,887)           (151,263)
                                                                  ----------          ----------           ---------
Cash Flows from Financing Activities:
   Proceeds from issuance of
      long-term debt                                                     675             201,881             104,280
   Payments of long-term debt                                         (6,310)           (105,895)           (107,873)
   Notes payable to affiliates                                          -                   -                 (1,231)
                                                                  ----------          ----------           ---------
      Net changes in debt                                             (5,635)             95,986              (4,824)
   Dividends paid                                                    (49,600)           (149,600)            (49,600)
                                                                  ----------          ----------           ---------
                Net cash used in
                   financing activities                              (55,235)            (53,614)            (54,424)
                                                                  ----------          ----------           ---------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                                    2,282                 996              (1,407)
Cash and Cash Equivalents at Beginning
   of Year                                                             1,961                 965               2,372
                                                                  ----------          ----------           ---------
Cash and Cash Equivalents at End of Year                          $    4,243          $    1,961           $     965
                                                                  ==========          ==========           =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                           $   37,521          $   30,814           $  30,863
   Income taxes, net                                                  73,591              62,872              65,979

                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Significant Accounting Policies

        Principles of Consolidation - The Consolidated Financial Statements include the accounts of Southern Natural Gas Company and its subsidiaries, which is a wholly owned subsidiary of Sonat Inc. Intercompany transactions and accounts have been eliminated in consolidation. The equity method of accounting is used for investments in joint ventures owned 50 percent or less.

        Certain amounts in the 1992 and 1991 Consolidated Financial Statements have been reclassified to conform with the 1993 presentation.

        Inventories - At December 31, 1993, inventories consist primarily of materials and supplies, and are carried at cost.

        Gas Imbalance Receivables and Payables - Gas imbalances represent the difference between gas receipts from and gas deliveries to Southern's transportation and storage customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Under the provisions of Order No. 636, these amounts are settled monthly.

        Plant, Property and Equipment, and Depreciation - Plant, property and equipment is carried at cost. Southern generally provides for depreciation on a composite basis. (See Note 5.)

        Revenue Recognition - Southern recognizes revenue from both natural gas sales and transportation in the period the service is provided. Reserves are provided on revenues collected subject to refund when appropriate.

        Income Taxes - Southern and its subsidiaries file federal income tax returns on a consolidated basis with its parent and other members of its affiliated group. For financial statement purposes, income taxes are provided as though Southern and its subsidiaries file separate income tax returns; however, those companies incurring losses are allocated the tax benefit of such losses due to the consolidated return.

        Southern and its subsidiaries follow an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are determined using the tax rate for the period in which those amounts are expected to be received or paid.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Financial Instruments

        The carrying amounts and fair values of Southern's financial instruments are as follows:

                                                                         Carrying Amounts           Fair Value
                                                                         ----------------           ----------
                                                                                       (In Thousands)

        DECEMBER 31, 1993
        Notes Receivable from Affiliates                                         $269,661             $269,661
        Gas Supply Realignment Costs                                              179,586              179,586
        Recoverable Natural Gas Purchase
            Contract Settlement Costs                                              18,535               18,535
        Long-Term Debt                                                            436,701              481,934

        DECEMBER 31, 1992
        Notes Receivable from Affiliates                                         $187,510             $187,510
        Recoverable Natural Gas Purchase
            Contract Settlement Costs                                              70,482               70,482
        Long-Term Debt                                                            442,336              466,052


        The following methods and assumptions were used by Southern in estimating its fair value disclosures for financial instruments:

        Notes receivable from affiliates, gas supply realignment costs and recoverable natural gas purchase contract settlement costs: The carrying amount reported in the balance sheets approximates its fair value.

        Long-term debt: The fair values of Southern's long-term debt are based on quoted market values.

                SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      Inventories

        The table below shows the values of various categories of Southern's inventories.

                                                                                   December 31,
                                                                            --------------------------
                                                                            1993                   1992
                                                                            ----                   ----
                                                                                  (In Thousands)
        Gas Stored Underground                                             $  -                  $120,072

        Materials and Supplies                                              23,646                 26,141
                                                                           -------               --------

                                                                           $23,646               $146,213
                                                                           =======               ========

        Southern sold its inventory of gas stored underground pursuant to the implementation of Order No. 636 on November 1, 1993. (See Note 8.)

4.      Joint Venture

        Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company. At December 31, 1993, Southern's investment in Bear Creek, accounted for by the equity method, equaled its share of underlying equity in net assets of the investee. Through December 31, 1993, Southern's cumulative equity in earnings of its joint venture was $126.2 million and cumulative dividends received from it totaled $117.3 million.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Joint Ventures (Cont'd)

        The following is summarized financial information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                  Years Ended December 31,
                                                   --------------------------------------------------------
                                                     1993                    1992                    1991
                                                     ----                    ----                    ----
                                                                        (In Thousands)
Revenues                                           $36,566                 $36,528                 $37,067
Operating Expenses                                   6,137                   5,156                   9,673
Depreciation                                         5,397                   5,397                     857
Other Expenses, Net                                  7,756                   9,971                  10,893
                                                   -------                 -------                 -------

Income Reported                                    $17,276                 $16,004                 $15,644
                                                   =======                 =======                 =======

                                                                                     December 31,
                                                                          -------------------------------
                                                                             1993                    1992
                                                                             ----                    ----
                                                                                    (In Thousands)
ASSETS
   Current                                                                $  5,916                $  6,337
   Net plant and property                                                  169,521                 174,793
   Other                                                                       594                     647
                                                                          --------                --------

                                                                          $176,031                $181,777
                                                                          ========                ========

LIABILITIES AND EQUITY
   Current                                                                $  8,607                $  8,700
   Long-term debt and other liabilities                                     76,517                  83,446
   Participants' equity                                                     90,907                  89,631
                                                                          --------                --------

                                                                          $176,031                $181,777
                                                                          ========                ========

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Plant, Property and Equipment and Depreciation

        A summary of plant, property and equipment by classification follows:

                                                                                     December 31,
                                                                             --------------------------
                                                                                 1993            1992
                                                                                 ----            ----
                                                                                    (In Thousands)

  Mainline Transmission Property                                             $  994,774      $  981,915

  Gas Supply                                                                    705,889         700,296

  Gas Gathering                                                                  19,364          19,763

  Underground Storage Facilities                                                 57,924          57,871

  Liquefied Natural Gas Facilities                                              154,090         154,149

  Other                                                                         274,631         180,292
                                                                             ----------      ----------
                                                                             $2,206,672      $2,094,286
                                                                             ==========      ==========

        Plant, property and equipment includes construction work in progress of $23.3 million and $4.1 million at December 31, 1993 and 1992, respectively.

        The annual depreciation rates and the accumulated depreciation and amortization amounts by classification are as follows:


                                                                Primary                  December 31,
                                                              Depreciation         --------------------------
                                                                  Rates               1993             1992
                                                              ------------            ----             ----
                                                                                         (In Thousands)
        Mainline Transmission Property                             2.8%            $  615,945      $  590,591

        Gas Supply                                                 5.1%               605,428         585,921

        Gas Gathering                                             6.25%                16,571          17,382

        Underground Storage Facilities                             3.3%                38,437          36,600

        Liquefied Natural Gas Facilities                           3.2%                99,733          94,970

        Other                                                 2.8 - 24%                43,657          40,922
                                                                                   ----------      ----------
                                                                                   $1,419,771      $1,366,386
                                                                                   ==========      ==========

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Long-Term Debt and Lines of Credit

       Long-Term Debt - Long-term debt consisted of:

                                                                                         December 31,
                                                                                   -------------------------
                                                                                     1993            1992
                                                                                     ----            ----
                                                                                       (In Thousands)
       Southern Natural Gas Company

          7.85% Notes due January 15, 2002                                         $100,000         $100,000

          8-5/8% Notes due May 2, 2002                                              100,000          100,000

          9-5/8% Notes due June 15, 1994                                            100,000          100,000

          8-7/8% Notes due February 15, 2001                                        100,000          100,000

          Other                                                                       1,581              936


       Southern Energy Company

          Promissory Note (an effective rate of
              6.75% at December 31, 1993) due
              through April 1999                                                     30,000           35,000


       South Georgia Natural Gas Company

          9.85% Term Loan due through December 31, 1997                               3,520            4,400

          7.80% Term Loan due through December 31, 1997                               1,600            2,000
                                                                                   --------         --------

       Total Outstanding                                                            436,701          442,336

       Less Long-Term Debt Due Within One Year                                      107,298            6,816
                                                                                   --------         --------

                                                                                   $329,403         $435,520
                                                                                   ========         ========

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Long-Term Debt and Lines of Credit (Cont'd)

       Southern had no restrictions on the payment of dividends at December 31, 1993.

       Annual maturities of long-term debt at December 31, 1993, are as follows:


       Years                                                                    (In Thousands)
       -----
       1994                                                                        $107,298
       1995                                                                           6,550
       1996                                                                           6,573
       1997                                                                           6,280
       1998                                                                           5,000
       1999-2002                                                                    305,000
                                                                                   --------
                                                                                   $436,701
                                                                                   ========

       Lines of Credit and Credit Agreement - As part of Sonat's cash management program, Southern regularly loans funds to or borrows funds from Sonat. Notes receivable and payable are in the form of demand notes with rates reflecting Sonat's return on funds loaned to its subsidiaries, average short-term investment rates and cost of borrowed funds. In certain circumstances, these notes are subordinated in right of payment to amounts payable by Sonat under certain long-term credit agreements.

       On May 31, 1993, Southern renewed its short-term lines of credit of $50 million for a period of 364 days. Borrowings are in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money-market lending rates.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Income Taxes

       An analysis of Southern's income tax expense (benefit) is as follows:

                                                                        Years Ended December 31,
                                                            ------------------------------------------------
                                                              1993                1992                1991
                                                              ----                ----                ----
                                                                             (In Thousands)
       Current:
          Federal                                           $ 58,995           $ 52,701            $ 50,681
          State                                                5,794              8,986               8,593
                                                            --------           --------            --------
                                                              64,789             61,687              59,274
                                                            --------           --------            --------
       Deferred:
          Federal                                            (21,427)           (10,775)            (10,644)
          State                                                  186             (3,628)             (2,753)
                                                            --------           --------            --------
                                                             (21,241)           (14,403)            (13,397)
                                                            --------           --------            --------

                                                            $ 43,548           $ 47,284            $ 45,877
                                                            ========           ========            ========

       Net deferred tax liabilities are comprised of the following:

                                                                                       December 31,
                                                                              -----------------------------
                                                                                1993                  1992
                                                                                ----                  ----
                                                                                      (In Thousands)
       Deferred Tax Liabilities:
          Depreciation                                                         $133,442            $138,531
          Natural gas purchase contract
             settlement costs                                                     1,234              16,394
          Inventories                                                            10,513               6,979
          Other                                                                     158                 869
                                                                               --------            --------
             Total deferred tax liabilities                                     145,347             162,773
                                                                               --------            --------

       Deferred Tax Assets:
          Revenue reserves                                                       45,986              37,713
          Demand charge                                                           3,103              11,085
          Employee benefits                                                       5,600               5,486
          Other                                                                   4,480               1,252
                                                                               --------            --------
             Total deferred tax assets                                           59,169              55,536
                                                                               --------            --------

          Net Deferred Tax Liabilities                                         $ 86,178            $107,237
                                                                               ========            ========

        Southern and its subsidiaries have not provided a valuation allowance to offset deferred tax assets because, based on the weight of available evidence, it is more likely than not that all deferred tax assets will be realized.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      Income Taxes (Cont'd)

        Consolidated income tax expense is different from the amount computed by applying the U.S. federal income tax rate to income before income tax. The reasons for this difference are as follows:

                                                                        Years Ended December 31,
                                                            ------------------------------------------------
                                                              1993                1992                1991
                                                              ----                ----                ----
                                                                             (In Thousands)
       Income Tax Expense at Statutory
          Federal Income Tax Rates                           $44,666            $43,075             $40,571

       Increases (Decreases) in Tax
          Resulting From:
            Provisions for state income
               taxes                                           4,147              4,099               4,235
            Refunds and adjustment of
               accrued tax position                           (5,645)                 8                (132)
            Effect of change in statutory
               rate on deferred taxes                            199               -                   -
            Other                                                181                102               1,203
                                                             -------            -------             -------

       Income Tax Expense                                    $43,548            $47,284             $45,877
                                                             =======            =======             =======

       The effect of the deferred tax rate increase to 35 percent due to the Omnibus Budget Reconciliation Act of 1993 has been reduced by the effect of the reduction of liabilities established for excess deferred income taxes expected to be returned over future periods to customers.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Commitments and Contingencies

      Leases - Southern has operating lease commitments expiring at various dates, principally for office space and equipment. Southern has no significant capital leases.

      Rental expense for all operating leases is summarized below:

                                                                       Years Ended December 31,
                                                              ---------------------------------------------
                                                              1993                1992                1991
                                                              ----                ----                ----
                                                                             (In Thousands)
Non-Affiliated Operating Leases                               $1,081             $1,154             $ 1,305
Affiliated Operating Leases                                    6,634              7,345               9,610
                                                              ------             ------             -------

       Total                                                  $7,715             $8,499             $10,915
                                                              ======             ======             =======

       At December 31, 1993, future minimum payments for non-cancelable operating leases for the years 1994 through 1998 are less than $4 million per year.

       Rate Matters - Periodically, Southern and its subsidiaries file general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates.

       On September 1, 1989, Southern implemented new rates, subject to refund, reflecting a general rate decrease of $6 million. In January 1991, Southern implemented new rates, subject to refund, that restructured its rates consistent with a FERC policy statement on rate design and increased its sales and transportation rates by approximately $65 million annually. These two proceedings have been consolidated for hearing. On October 7, 1993, the presiding administrative law judge certified to the FERC a contested offer of settlement pertaining to the consolidated rate cases which (1) resolved all outstanding issues in the rate decrease proceeding, (2) resolved the cost of service, throughput, billing determinant and transportation discount issues in the rate increase proceeding, and (3) provided a method to resolve all other issues in the latter proceeding, including the appropriate rate design. On December 16, 1993, the FERC issued an order (December 16 Order) approving the settlement, but with modifications. On December 22, 1993, Southern filed a letter with the FERC that outlined certain objections with respect to the FERC's modifications to the terms and conditions of the settlement. Southern advised the FERC that the December 16 Order undercut the economic compromise achieved in the settlement. Southern also filed a request for rehearing of the December 16 Order but is unable to determine at this time if or to what extent rehearing will be granted by the FERC.

       On September 1, 1992, Southern implemented another general rate change. The rates reflected the continuing shift in the mix of throughput volumes away from sales and toward transportation and a $5 million reduction in annual revenues. On April 30, 1993, Southern submitted a proposed settlement in the proceeding which, if approved by the FERC, would resolve the throughput and certain cost of

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (Cont'd)

service issues. On June 4, 1993, the presiding administrative law judge certified the settlement to the FERC. In another order issued on December 16, 1993, the FERC also approved this settlement, but with modifications. Southern objects to these modifications and has also requested rehearing of this order, but is unable to determine at this time if rehearing will be granted by the FERC.

       In 1992 Southern placed in service certain facilities constructed to connect to its pipeline system gas reserves produced from certain Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana. By order dated May 15, 1991, the FERC had authorized Southern, subject to certain conditions affecting Southern's ability to include the cost of the facilities in its rates, to construct and operate the pipeline, compression, and related facilities necessary to connect these reserves. Southern sought rehearing of the unacceptable certificate conditions, but in an order issued on January 13, 1993, the FERC left intact the conditions contained in its 1991 order. It deferred the specific application of the conditions to Southern's pending rate case implemented September 1, 1992. The certificate order itself is now on appeal. Southern is unable to predict the ultimate rate treatment of the $45 million cost of these facilities, but does not expect such treatment to have a material adverse effect on its financial position.

       On May 1, 1993, Southern implemented a general rate change, subject to refund, which increased its sales and transportation rates by approximately $57 million annually. The filing is designed to recover increased operating costs and to reflect the impact of competition on both Southern's level and mix of services. A hearing regarding various cost allocation and rate design issues in this proceeding is set for June 14, 1994.

       Sea Robin Pipeline Company has previously filed under the provisions of Order No. 500 to recover $83.1 million in gas purchase contract settlement payments from its former pipeline sales customers, Koch Gateway Pipeline Company, successor to United Gas Pipe Line Company (United), and Southern. Those filings remain subject to refund pending the outcome of any prudence challenges in the proceedings. Although the eligibility issues have been resolved, one party has reserved its rights to challenge prudence until such time as certain take-or-pay allocation issues are resolved with respect to the flow-through of costs billed to United.

       Southern is authorized to flow through to its jurisdictional customers $38.1 million of the costs allocated to it by Sea Robin as well as the $32.7 million in Order No. 500 costs allocated to it by United. Southern's flow-through of United and Sea Robin's costs remains subject to refund pending the outcome of any challenges to the costs or allocation of the costs in those pipelines' Order No. 500 proceedings. Southern does not believe that the outcome of any such challenges will have a material adverse effect on its financial position.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (Cont'd)

       On July 2, 1993, the FERC issued an order reaffirming its approval of the non-take-or-pay aspects of a settlement filed by United in 1988, which included Southern's phased abandonment of its contract demand with United. The order rejected the take-or-pay aspects of the settlement, including United's proposed Order No. 528 allocation methodology. As a consequence, various parties that had originally supported the settlement are now contesting it. United has evidenced its intention to honor the non-take-or-pay aspects of the 1988 settlement and has induced several of the parties to withdraw their judicial appeals of the July 2 order. Southern does not believe that the final resolution of this matter will have a material adverse effect on its financial position.

       Gas Purchase Contracts - Gas purchase contract settlement payments (other than the gas supply realignment payments discussed below) made by Southern and not previously recovered or expensed are included on the Consolidated Balance Sheet at December 31, 1993, in "Current Assets". Pursuant to a final and nonappealable FERC order, Southern is entitled to collect these amounts from its customers over the remainder of a five-year period which commenced May 1, 1989. Southern currently is incurring essentially no take-or-pay liabilities under its gas purchase contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices. When a loss is probable and the amount can be reasonably estimated, it is accrued.

       Order No. 636 - In 1992 the FERC issued its Order No. 636 (the Order). The Order requires significant changes in interstate natural gas pipeline services. Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of existing gas purchase contracts, which are referred to as gas supply realignment (GSR) costs. The Order provides for the recovery of 100 percent of the GSR costs and other transition costs arising out of the implementation of the Order to the extent that the pipeline can prove that they were prudently incurred. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

       On September 3, 1993, the FERC generally approved a compliance plan for Southern and directed Southern to implement its restructured services pursuant to the Order on November 1, 1993 (the September 3 order). Pursuant to Southern's compliance plan, GSR costs that are eligible for recovery include payments to reform or terminate gas purchase contracts or, for contracts where Southern can show that it can minimize transition costs by continuing to purchase gas under the contract (i.e., it is more economic to continue to perform), the difference between the contract price and the higher of (a) the sales price for gas purchased under the contract, or (b) a price established by an objective index of spot-market prices. Recovery of these latter costs is permitted for an initial period of two years.

       Southern's compliance plan contains two mechanisms pursuant to which Southern is permitted to recover 100 percent of its GSR costs. The first mechanism is a monthly fixed charge designed to recover 90 percent of the GSR costs from Southern's firm transportation customers. The second mechanism is a volumetric surcharge designed to collect the remaining 10 percent of such costs

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (Cont'd)

from Southern's interruptible transportation customers. This funding will continue until the GSR costs are fully recovered or funded. The FERC also permitted Southern to file to recover any GSR costs not recovered through the volumetric surcharge after a period of two years. In addition, Southern's compliance plan provides for the recovery of other transition costs as they are incurred and any remaining transition costs may be recovered through a regular rate filing.

       The September 3 order rejected the argument of certain customers that a 1988 take-or-pay recovery settlement bars Southern from recovering GSR costs under gas purchase contracts executed before March 31, 1989. Those customers have filed motions urging the FERC to reverse its ruling on that issue. On December 16, 1993, the FERC affirmed its September 3 ruling with respect to the 1988 take-or-pay recovery settlement. The December 16 Order generally approved Southern's restructuring tariff submitted pursuant to the September 3 order. Various parties have filed motions urging the FERC to modify the December 16 Order and have sought judicial review of the September 3 order. Southern and its customers engaged in settlement discussions regarding Southern's restructuring filing prior to the September 3 order, but the parties were unable to reach a settlement. Those discussions are continuing.

       During 1993 Southern reached agreements to reduce significantly the price payable under a number of high cost gas purchase contracts in exchange for payments of approximately $114 million. On December 1, 1993, Southern filed to recover such costs and approximately $3 million of prefiling interest. On December 30, 1993, the FERC accepted such filing to become effective January 1, 1994, subject to refund, and subject to a determination that such costs were prudently incurred and eligible under Order No. 636. The December 30 order rejected arguments of various parties that a pipeline's payments to affiliates, which represented approximately $34 million of the December 1, 1993 filing, may not be recovered under Order No. 636.

       In December 1993, Southern reached agreement to reduce the price under another contract in exchange for payments having a present value of approximately $52 million which is included in "Deferred Credits and Other" in the Consolidated Balance Sheet. Payments will be made in equal monthly installments over an eight-year period ending December 31, 2001. Southern expects to make a limited rate filing by mid-February 1994 to recover such costs beginning April 1, 1994. Southern has also incurred approximately $11 million of costs during November and December 1993 from continuing to purchase gas under contracts that are in excess of current market prices. Southern will make additional rate filings to recover these costs quarterly. The total costs of $180 million accrued through December 31, 1993, are included in current and long-term gas supply realignment costs in the Consolidated Balance Sheet.

       Southern is unable to predict all of the elements of the ultimate outcome of its Order No. 636 restructuring proceeding, its settlement discussions with its customers, and the limited rate filings to recover its transition costs.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     Transactions with Major Customers and Affiliates

       Revenues and accounts receivable relate to business conducted with gas distribution companies, municipalities, gas districts, industrial customers and other interstate pipeline companies in the Southeast. Southern performs ongoing credit evaluations of its customers' financial condition, and in some circumstances, requires collateral from its customers.

       The following table shows revenues from major unaffiliated customers.

                                                                       Years Ended December 31,
                                                            -----------------------------------------------
                                                              1993                1992                1991
                                                              ----                ----                ----
                                                                              (In Thousands)
       Atlanta Gas Light Company                            $329,040           $294,429            $346,162
       Alabama Gas Corporation                               147,210            118,243             104,025
       South Carolina Pipeline Corporation                    75,040             69,650              88,161

       Southern and its subsidiaries enter into transactions with other Sonat subsidiaries and unconsolidated affiliates to transport, sell and purchase natural gas. Services provided by these affiliates for the benefit of Southern and its subsidiaries are billed accordingly.

       The following table shows revenues and charges from Southern's affiliates.

                                                                       Years Ended December 31,
                                                            -----------------------------------------------
                                                              1993                1992                1991
                                                              ----                ----                ----
                                                                             (In Thousands)
       Revenues from Affiliates                             $ 39,912           $ 31,717            $ 33,520
       Charges from Affiliates                                42,666             46,871              40,457

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Employee Benefit Plans

        Retirement Plans - Sonat has a trusteed, non-contributory, tax qualified defined benefit retirement plan (the Retirement Plan) covering substantially all employees of Southern. A supplemental benefit plan (the Supplemental Plan) that provides retirement benefits in excess of those allowed under Sonat's tax qualified retirement plan is also in effect. Benefits under the plans are based on a combination of years of service and a percentage of compensation. Benefits are vested over five years.

        Sonat determines the amount of funding to the Retirement Plan on a year-to-year basis, with amounts consistent with minimum and maximum funding requirements established by various governmental bodies.

        Southern's net periodic pension cost consists of the following components:

                                                                           Years Ended December 31,
                                                                  ------------------------------------------
                                                                    1993             1992             1991
                                                                    ----             ----             ----
                                                                                (In Thousands)
       Service Cost - Benefits Earned
          during the Period                                       $  4,563         $  5,198         $  5,910
       Interest Cost on Projected
          Benefit Obligation                                        16,874           17,391           17,715
       Gain on Assets                                              (39,181)         (14,420)         (44,179)
       Net Amortization and Deferral                                18,564           (5,043)          23,489
                                                                  --------         --------         --------

                                                                  $    820         $  3,126         $  2,935
                                                                  ========         ========         ========

       For a limited period during 1993 and 1991, Sonat offered special early retirement programs to certain employees of Southern. The total cost of the programs applicable to Southern was $5.5 and $6.3 million, respectively. All of the 1993 costs have been deferred to be collected in future rates.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Employee Benefit Plans (Cont'd)

      The following table sets forth Southern's allocated portion of the assets and liabilities of Sonat's plans and the amount of the net pension asset or liability recognized in Southern's Consolidated Balance Sheets.

                                                          Plans with Obligations                Plans with Obligations
                                                            Less than Assets (1)                in Excess of Assets(2)
                                                                December 31,                         December 31,
                                                       -------------------------              ------------------------
                                                                                (In Thousands)
                                                         1993             1992                  1993             1992
                                                         ----             ----                  ----             ----
Actuarial Present Value of
   Benefit Obligations:
      Vested benefit obligations                       $191,626         $183,888              $  6,195        $  6,049
      Non-vested benefit obligations                      7,425            7,177                   199             147
                                                       --------         --------              --------        --------
      Accumulated benefit obligations                   199,051          191,065                 6,394           6,196
      Effect of projected future
        salary increases                                 48,680           54,491                 1,602           1,535
                                                       --------         --------              --------        --------
      Projected benefit obligations                     247,731          245,556                 7,996           7,731

Plan Assets at Fair Value (3)                           276,370          253,362                  -               -
                                                       --------         --------              --------        --------
Projected Benefit Obligations
   (in Excess of) or Less Than
   Plan Assets                                           28,639            7,806                (7,996)         (7,731)
Unrecognized Net (Assets) or
   Obligations at Transition (4)                        (11,413)         (12,616)                  116             130
Unrecognized Net (Gain) Loss                            (29,880)          (3,500)                  711             823
Unrecognized Prior Service Cost                           7,681            8,310                   762             834
Unamortized Deferred Charge
   from Early Retirement
   Termination Benefits (5)                               6,089            1,113                 3,831           4,272
                                                       --------         --------              --------        --------
Net Pension Asset (Liability)
   Recognized in the
   Consolidated Balance Sheets                         $  1,116         $  1,113              $ (2,576)       $ (1,672)
                                                       ========         ========              ========        ========

   (1)   The Retirement Plan.
   (2)   The Supplemental Plan.
   (3) Plan assets consist of equity securities, commingled funds and debt securities.
   (4)   Amortization periods for unrecognized net (asset) or obligation are
         16.5 years for the Retirement Plan and 15 years for the Supplemental Plan.
   (5) Amortization periods for early retirement termination benefits are 10 years for the Retirement Plan and five years for the Supplemental Plan.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Employee Benefit Plans (Cont'd)

        Until July 1993, Sonat set aside assets in fixed income securities such that values of those assets equal or exceed the present value of benefit obligations to current retirees (immunized obligations). After that date, a separate immunized portfolio has not been maintained. The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets are:

                                                            Years Ended December 31,
                                                    ------------------------------------------
                                                    1993             1992                 1991
                                                    ----             ----                 ----
        Weighted Average Discount Rate:
           Immunized obligations                     -               7.4%                 7.4%
           Non-immunized obligations                7.0%             7.0%                 7.0%
        Long-Term Rate of Return:
           Immunized assets                          -               7.4%                 7.4%
           Non-immunized assets                     9.0%             9.0%                 9.0%
        Increase in Future Compensation Levels      6.0%             6.0%                 7.0%

        Other Post Employment Benefits - Southern participates in plans of Sonat that provide for postretirement health care and life insurance benefits to its employees when they retire. Southern adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for all plans as of January 1, 1993. SFAS No. 106 requires companies to accrue the cost of postretirement health care and life insurance benefits within the employees' active service periods. Southern has elected to amortize the transition obligation over a 20-year period. Southern previously expensed the cost of its retiree medical benefits as they were paid. Expense for retiree life insurance benefits was recognized as Southern funded its Retiree Life Insurance Plan.

        The annual net periodic cost for postretirement health care and life insurance benefits for the year ended December 31, 1993, includes the following components:

                                               In Thousands)
Service Cost                                       $1,026
Interest Cost                                       5,778
Return on Plan Assets                                (319)
Net Amortization and Deferral                       3,237
                                                   ------
                                                   $9,722
                                                   ======

        Prior to the adoption of SFAS No. 106, the cost of providing health care and life insurance benefits was $3.9 million in 1992 and 1991.

        Southern implemented rates effective May 1, 1993, which provide for the recovery of its SFAS No. 106 costs. Costs incurred in 1993 prior to that date, amounting to $2.6 million, were deferred to be amortized over a three-year period commencing when Southern's next rate case becomes effective.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Employee Benefit Plans (Cont'd)

        Southern funds its Retiree Life Insurance Plan with the amount of funding determined on a year-to-year basis with the objective of having assets equal plan liabilities. In addition, during 1993 Southern initiated funding of postretirement health care benefits in an amount generally equal to its SFAS No. 106 expense.

        The following table sets forth the funded status at December 31, 1993, and at the date of SFAS No. 106 adoption, January 1, 1993, for Southern's postretirement health care and life insurance plans:

                                                                                December 31,        January 1,
                                                                                    1993               1993
                                                                                ------------        ----------
                                                                                        (In Thousands)

Accumulated Postretirement Benefit Obligation:
   Retirees                                                                      $59,061            $41,662
   Fully eligible active plan participants                                        11,731             10,556
   Other active plan participants                                                 16,222             16,482
                                                                                 -------            -------
                                                                                  87,014             68,700
Plan Assets at Fair Value (1)                                                      9,358              6,150
                                                                                 -------            -------
Accumulated Postretirement Benefit Obligation in
   Excess of Plan Assets                                                          77,656             62,550
Unrecognized Transition Obligation                                                64,095             62,550
Unrecognized Net Loss                                                             10,981               -
                                                                                 -------            -------
Accrued Postretirement Benefit Cost                                              $(2,580)           $  -
                                                                                 =======            =======

(1) Plan assets are held in a life insurance reserve account and consist primarily of fixed income securities.

        The assumed rates used to measure the projected benefit obligation and the expected earnings of plan assets are:

                                            December 31,        January 1,
                                                1993               1993
                                            ------------        ----------
Discount Rate                                  7.0%               8.0%
Long-Term Rate of Return:
   Medical assets                              5.5%               6.5%
   Life insurance assets                       7.0%               7.5%

        The rate of increase in the per capita costs of covered health care benefits is assumed to be 12.3 percent in 1994, decreasing gradually to 6 percent by the year 2002. Increasing the assumed health care cost trend rate by 1 percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1993, by approximately $7.5 million and increase the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $.6 million.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Employee Benefit Plans (Cont'd)

        Executive Award Plan - Sonat has an Executive Award Plan that provides awards to certain key employees in the form of stock options, restricted stock, and stock appreciation rights (SARs) in tandem with any or all stock options. In years prior to 1991, tax offset payments were also generally provided in conjunction with these awards. SARs permit the holder of an exercisable option to surrender that option for an amount equal to the excess of the market price of the common stock on the date of exercise over the option price (appreciation). The appreciation is payable in cash, common stock, or a combination of both. SARs are subject to the same terms and conditions as the options to which they are related. No SARs have been issued since 1990. At December 31, 1993, 75,000 SARs were outstanding to employees of Southern.
Sonat issued 7,000 shares of restricted stock to employees of Southern during 1993. The shares generally vest 10 years from the date of grant, unless the closing price of Sonat's common stock achieves certain specified levels. At December 31, 1993, 7,328 of the 29,400 cumulative restricted shares issued have vested. Stock-based employee compensation decreased Southern's pretax income in 1993 by $5.1 million, decreased Southern's pretax income in 1992 by $1.8 million and increased Southern's pretax income in 1991 by $2.3 million.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Quarterly Results (Unaudited)

       Shown below are selected unaudited quarterly data.

                                              1st                 2nd                3rd                  4th
                                            Quarter             Quarter            Quarter              Quarter
                                            -------             -------            -------              -------
                                                                     (In Thousands)
         1993
         ----
         Revenues                           $289,420            $122,189           $121,138             $299,902
         Operating Income                     59,858              20,449             28,657               37,654
         Net Income                           29,176              10,657             21,294               22,942

         1992(1)
         ----
         Revenues                           $257,504            $120,865           $118,857             $231,402
         Operating Income                     67,825              13,226             30,088               39,459
         Net Income                           38,753               4,900             15,810               19,944


(1) Net income for the third quarter of 1992 includes favorable adjustments of $6 million, related to a settlement regarding Southern Energy Company's idle liquified natural gas facilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Company has not had a change in accountants within twenty-four months prior to the date of its most recent financial statements or in any period subsequent to such date.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules, and Exhibits

  1. FINANCIAL STATEMENTS

                                                                                     PAGE
                                                                                     -----
Included in Part II of this report:
  Report of Ernst & Young, Independent Auditors....................................  II-11
  Consolidated Balance Sheets at December 31, 1993 and 1992........................  II-12
  Consolidated Statements of Income for the years ended December 31, 1993, 1992, and 1991......................................................................  II-14
  Consolidated Statements of Changes in Retained Earnings for the years ended
     December 31, 1993, 1992, and 1991.............................................  II-14
  Consolidated Statements of Cash Flows for the years ended December 31, 1993,
     1992, and 1991................................................................  II-15
  Notes to Consolidated Financial Statements.......................................  II-16

  2. FINANCIAL STATEMENT SCHEDULES

                                                                                     PAGE
                                                                                     -----
Included in Part IV of this report:
  Consolidated Schedules for each of the three years in the period ended December
     31, 1993:
     V  -- Plant, Property, and Equipment..........................................   IV-6
     VI -- Accumulated Depreciation, Depletion and Amortization of Plant, Property
           and Equipment...........................................................   IV-9
     X  -- Supplementary Income Statement Information..............................  IV-12

     All other schedules have been omitted as the subject matter is either not present or is not present in amounts sufficient to require submission of the schedule, in accordance with the instructions contained in Regulation S-X, or the required information is included in the financial statements or notes thereto.

     Financial statements of 50-percent or less owned companies and joint ventures are not presented herein because such companies and joint ventures do not meet the significance test.

  3. EXHIBITS (1)

NUMBER                         DESCRIPTION                              METHOD OF FILING
- ------      --------------------------------------------------   ------------------------------
            RESTATED CERTIFICATE OF
            INCORPORATION AND BY-LAWS
  3-(a)     Restated Certificate of Incorporation of Southern    Filed herewith
            Natural Gas Company dated as of March 15, 1994
  3-(b)     By-Laws of Southern Natural Gas Company as amended   Filed herewith
            and in effect October 1, 1982
            INSTRUMENTS DEFINING THE RIGHTS
            OF SECURITY HOLDERS
  4-(1)     Form of Indenture dated June 1, 1987 from Southern   Filed as Exhibit 4-(1) to
            Natural Gas Company to Manufacturers Hanover Trust   Registration No. 33-47266 for
            Company, Trustee                                     Southern Natural Gas Company
                                                                 dated July 31, 1987
            PRINCIPAL SERVICE AGREEMENTS
            OF SOUTHERN NATURAL GAS COMPANY
 10-(1)     Form of Service Agreements, Nos. 866940, 866941      Filed as Exhibit 10-(2) to
            and S10710, between Southern Natural Gas Company     Form 10-Q of Sonat Inc. for
            and Alabama Gas Corporation, effective November 1,   the quarter ended September
            1993                                                 30, 1993
 10-(2)     Form of Service Agreements, Nos. 868005, 868006      Filed as Exhibit 10-(1) to
            and S10730, between Southern Natural Gas Company     Form 10-Q of Sonat Inc. for
            and Atlanta Gas Light Company, effective November    the quarter ended September
            1, 1993                                              30, 1993
 10-(3)     Form of Service Agreements, Nos. 867660, 867661      Filed as Exhibit 10-(3) to
            and S10019, between Southern Natural Gas Company     Form 10-Q of Sonat Inc. for
            and South Carolina Pipeline Corporation, effective   the quarter ended September
            November 1, 1993                                     30, 1993
            OTHER MATERIAL CONTRACTS
 10-(4)     Service Agreement dated January 26, 1978 with        Filed as Exhibit 10-(20) to
            Southern Energy Company                              Form 10-K of Sonat Inc. for
                                                                 the year 1991
 10-(5)     FERC Gas Tariff of Southern Energy Company,          Filed as Exhibit 10-(21) to
            effective July 7, 1978                               Form 10-K of Sonat Inc. for
                                                                 the year 1991
 10-(6)     Restated and Amended Joint Venture Agreement dated   Filed as Exhibit 10-(22) to
            September 1, 1981 between Tennessee Storage          Form 10-K of Sonat Inc. for
            Company and Southern Gas Storage Company forming     the year 1991
            Bear Creek Storage Company (with Appendices A-G)
 10-(7)     Service Agreement dated June 1, 1981 with Bear       Filed as Exhibit 10-(23) to
            Creek Storage Company, and FERC Gas Tariff of Bear   Form 10-K of Sonat Inc. for
            Creek Storage Company, effective July 1, 1981        the year 1991
 10-(8)     Parents Agreement dated September 15, 1981 from      Filed as Exhibit 10-(25) to
            Southern Natural Gas Company and Tenneco Inc. in     Form 10-K of Sonat Inc. for
            favor of Manufacturers Hanover Trust Company and     the year 1991
            T. C. Crane

- ---------------

(1) Southern will furnish to requesting security holders any exhibit on this list upon the payment of a fee of 10 cents per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to R. David Hendrickson, Secretary, Southern Natural Gas Company, P. O. Box 2563, Birmingham, Alabama 35202.

NUMBER                         DESCRIPTION                              METHOD OF FILING
- ------      --------------------------------------------------   ------------------------------
 23-(1)     Consent of Ernst & Young, Independent Auditors,      Filed herewith
            dated March 25, 1994
 24-(1)     Powers of Attorney authorizing William A. Smith;     Filed herewith
            James E. Moylan, Jr.; James A. Rubright; Thomas W.
            Barker, Jr.; R. David Hendrickson; and John C.
            Griffin to sign the Southern Natural Gas Company
            Annual Report on Form 10-K for the fiscal year
            ended December 31, 1993 on behalf of certain
            directors and officers of the registrant

     Exhibit 21, Subsidiaries of the Registrant, has been omitted in reliance upon Instruction J(2)(b) of Form 10-K.

     Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission, which were physically filed as noted above, are hereby incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934 and made a part hereof with the same effect as if filed herewith.

     Certain instruments relating to long-term debt of Southern and its subsidiaries have not been filed as exhibits since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Southern and its subsidiaries on a consolidated basis. Southern agrees to furnish a copy of each such instrument to the Commission upon request.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1993.

     (c) Exhibits

     Exhibits required by Item 601 of Regulation S-K and filed with this report on Form 10-K accompany this report in a separate exhibit volume.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SOUTHERN NATURAL GAS COMPANY

                                          By:     /s/  WILLIAM A. SMITH
                                             ----------------------------
                                                       WILLIAM A. SMITH
                                                   CHAIRMAN AND PRESIDENT

Dated: March 25, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                               CAPACITY                   DATE
- ---------------------------------------------  -------------------------------  ---------------
 (i) Principal Executive Officer:
         /s/  WILLIAM A. SMITH                 Chairman and President           March 25, 1994
- ---------------------------------------------
              WILLIAM A. SMITH

 (ii) Principal Financial Officer:
       /s/  THOMAS W. BARKER, JR.              Treasurer                        March 25, 1994
- ---------------------------------------------
            THOMAS W. BARKER, JR.

    Principal Accounting Officer:
          /s/  G. LAYNE FINLAY                 Vice President and Controller    March 25, 1994
- ---------------------------------------------
               G. LAYNE FINLAY

(iii) Directors:
            RONALD B. GARDNER*                                                  March 25, 1994
- ---------------------------------------------
            RONALD B. GARDNER

            RONALD L. KUEHN, JR.*                                               March 25, 1994
- ---------------------------------------------
            RONALD L. KUEHN, JR.

            HENRY R. LINDEN*                                                    March 25, 1994
- ---------------------------------------------
            HENRY R. LINDEN

            L. DAVID MATHEWS*                                                   March 25, 1994
- ---------------------------------------------
            L. DAVID MATHEWS

            JAMES E. MOYLAN, JR.*                                               March 25, 1994
- ---------------------------------------------
            JAMES E. MOYLAN, JR.*

            JAMES A. RUBRIGHT*                                                  March 25, 1994
- ---------------------------------------------
            JAMES A. RUBRIGHT

                  SIGNATURE                               CAPACITY                   DATE
- ---------------------------------------------  -------------------------------  ---------------
              WILLIAM A. SMITH*                                                 March 25, 1994
- ---------------------------------------------
              WILLIAM A. SMITH

* By /s/      R. DAVID HENDRICKSON
      ---------------------------------------
      R. DAVID HENDRICKSON
      SECRETARY, AS AUTHORIZED
      BY CERTAIN POWERS OF
      ATTORNEY DATED MARCH 11, 1994,
      AND TWO DATED MARCH 16,
      1994, ALL OF WHICH ARE FILED HEREWITH
      AS EXHIBIT 24-(1)

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                  SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1993


                                                                                                    Other
                                                                                                   Changes
                                      Balance at       Additions,           Retirements            Debit or            Balance
    Classification                   Jan. 1, 1993      at Cost(a)            or Sales              (Credit)           Dec. 31,1993
    --------------                   ------------      ----------           -----------            ----------         ------------
Plant, property and equipment         $2,023,511        $35,089               $18,012               $ 1,111            $2,041,699
Gas stored underground - noncurrent       66,681          5,631                  -                   69,380(b)            141,692
Construction work in progress              4,094         19,187                  -                     -                   23,281
                                      ----------        -------               -------               -------            ----------
    Total                             $2,094,286        $59,907               $18,012               $70,491            $2,206,672
                                      ==========        =======               =======               =======            ==========





Notes:
(a) Additions include $739,000 of funds capitalized.
(b) Reflect the transfer of current working storage to noncurrent pursuant to Order No. 636 (See Notes 3 and 8 of the Notes to Consolidated Financial Statement located in Item 8.)

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                          YEAR ENDED DECEMBER 31, 1992


                                                                                                    Other
                                                                                                   Changes
                                           Balance at      Additions,     Retirements             Debit or           Balance at
    Classification                        Jan. 1, 1992     at Cost(a)      or Sales             (Credit) (b)       Dec. 31, 1992
    --------------                        ------------     ----------     -----------           ------------       -------------

                                                                         (In Thousands)

Plant, property and equipment              $1,988,753       $46,314         $17,660                $6,104            $2,023,511
Gas stored underground - noncurrent            63,808         2,873            -                     -                   66,681
Construction work in progress                  10,228        (6,134)           -                     -                    4,094
                                           ----------       -------         -------                ------            ----------
    Total                                  $2,062,789       $43,053         $17,660                $6,104            $2,094,286
                                           ==========       =======         =======                ======            ==========





Notes:
(a) Additions include $692,000 of funds capitalized.
(b) Other changes include transfers and reclassifications between plant and property and other accounts.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                          YEAR ENDED DECEMBER 31, 1991


                                                                                                   Other
                                                                                                  Changes
                                          Balance at      Additions,     Retirements              Debit or          Balance at
    Classification                       Jan. 1, 1991     at Cost(a)      or Sales              (Credit)(b)       Dec. 31, 1991
    --------------                       ------------     ----------     -----------            -----------       -------------

                                                                        (In Thousands)


Plant, property and equipment             $1,884,951      $105,459          $6,500                $4,843            $1,988,753
Gas stored underground - noncurrent           61,875         1,933            -                     -                   63,808
Construction work in progress                 12,877        (2,649)           -                     -                   10,228
                                          ----------      --------          ------                ------            ----------
    Total                                 $1,959,703      $104,743          $6,500                $4,843            $2,062,789
                                          ==========      ========          ======                ======            ==========





Notes:
(a) Additions include $3,386,000 of funds capitalized.
(b) Other changes include transfers and reclassifications between plant and property and other accounts.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                       PLANT, PROPERTY AND EQUIPMENT (a)
                          YEAR ENDED DECEMBER 31, 1993


                                                                  Additions
                                                         --------------------------
                                                                         Charged to                      Other
                                                         Charged          Clearing                      Changes
                                       Balance at           to            Accounts,     Retirements   (Debit) or     Balance at
       Classification                Jan. 1, 1993        Income             etc.          or Sales    Credit(b)     Dec. 31, 1993
       --------------                ------------        -------         ----------     -----------  -----------    -------------
                                                                                (In Thousands)
Total Accumulated
   Depreciation and Amortization     $1,366,386          $63,611            $3,373        $15,686       $2,087       $1,419,771
                                     ==========          =======            ======        =======       ======       ==========





Notes:
(a) Depreciation is provided as described in Note 1 and Note 5 of the Notes to Consolidated Financial Statements located in Item 8.
(b) Other changes are either transfers or amounts received as reimbursement for alterations of facilities.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                PLANT, PROPERTY AND EQUIPMENT (a) - (CONTINUED)
                          YEAR ENDED DECEMBER 31, 1992


                                                                    Additions
                                                            -------------------------
                                                                           Charged to                   Other
                                                            Charged         Clearing                   Changes
                                        Balance at             to           Accounts,   Retirements  (Debit) or     Balance at
       Classification                 Jan. 1, 1992          Income            etc.      or Sales     Credit(b)     Dec. 31, 1992
       --------------                 ------------          -------        ----------   -----------  -----------   -------------
                                                                                     (In Thousands)

Total Accumulated
   Depreciation and Amortization        $1,286,177          $73,713         $11,713(c)    $13,502      $8,285         $1,366,386
                                        ==========          =======         =======       =======      ======         ==========





Notes:
(a) Depreciation is provided as described in Note 1 and Note 5 of the Notes to Consolidated Financial Statements located in Item 8.
(b) Other changes are either transfers or amounts received as reimbursement for alterations of facilities.
(c) Includes an adjustment of $9.6 million for a settlement relating to Southern Energy Company's idle liquefied natural gas facilities.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                PLANT, PROPERTY AND EQUIPMENT (a) - (CONTINUED)
                          YEAR ENDED DECEMBER 31, 1991


                                                                   Additions
                                                          --------------------------
                                                                          Charged to                       Other
                                                          Charged          Clearing                       Changes
                                        Balance at           to            Accounts,     Retirements    (Debit) or    Balance at
       Classification                 Jan. 1, 1991        Income             etc.          or Sales     Credit(b)    Dec. 31, 1991
       --------------                 ------------        -------         ----------     -----------   -----------   -------------
                                                                                 (In Thousands)
Total Accumulated
  Depreciation and Amortization       $1,226,573          $59,393            $2,250         $4,389        $2,350      $1,286,177
                                      ==========          =======            ======         ======        ======      ==========





Notes:
(a) Depreciation is provided as described in Note 1 and Note 5 of the Notes to Consolidated Financial Statements located in Item 8.
(b) Other changes are either transfers or amounts received as reimbursement for alterations of facilities.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  YEARS ENDED DECEMBER 31, 1993, 1992 and 1991




                                        Charged to Costs and Expenses
                                 --------------------------------------------
                                   1993              1992             1991
                                   ----              ----             ----

                                                (In Thousands)

Maintenance and Repairs          $21,776            $22,474          $21,547
                                 =======            =======          =======

Ad Valorem Taxes                 $11,794            $11,869          $10,533
                                 =======            =======          =======





No other information is required to be disclosed because amounts are less than 1% of consolidated revenues or the information has been included elsewhere herein.

                    APPENDIX TO ANNUAL REPORT ON FORM 10-K

                       OF SOUTHERN NATURAL GAS COMPANY

                     FOR THE YEAR ENDED DECEMBER 31, 1993




                    In compliance with Section 304 of Regulation S-T, the
              following information describes pictorial and/or graphic materials contained herein:




                   PAGE                     DESCRIPTION


                   I-8               Map of the Southeastern
                                     United States showing the
                                     approximate location of the
                                     pipeline systems of Southern
                                     and its subsidiaries and the
                                     underground storage facilities
                                     of Southern (each described on
                                     page I-1); and the approximate
                                     location of Southern Energy's
                                     LNG terminal, as discussed on
                                     page I-6.