Form 10-Q
period 1994-03-31
SOUTHERN NATURAL GAS CO
filed 1994-05-13
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D. C.  20549
                      FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended      March 31, 1994


                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from
to

Commission file number      1-2745

             SOUTHERN NATURAL GAS COMPANY
(Exact name of registrant as specified in its charter)

           DELAWARE                  63-0196650
(State or other jurisdiction of   (I.R.S. Employer
 incorporation or organization) Identification No.)


           AMSOUTH-SONAT TOWER
           BIRMINGHAM, ALABAMA             35203
(Address of principal executive offices) (Zip Code)

Registrant's telephone number:       (205) 325-7410


                                   NO CHANGE

(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                  Yes  X      No  _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           COMMON STOCK, $3.75 PAR VALUE:

     1,000 SHARES OUTSTANDING ON APRIL 30, 1994

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION
     H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE
FILING THIS FORM WITH
     THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.

PART I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets--
                    March 31, 1994 and December 31, 1993               1

                  Condensed Consolidated Statements of Income--
                    Three Months Ended March 31, 1994 and 1993         2

                  Condensed Consolidated Statements of Cash Flows--
                    Three Months Ended March 31, 1994 and 1993         3

                  Notes to Condensed Consolidated Financial
                    Statements                                         4 - 10


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                        11 - 16

PART I.  Other Information

         Item 1.  Legal Proceedings                                   17

         Item 6.  Exhibits and Reports on Form 8-K                    17

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     1994            1993
                                                 (Unaudited)
                                                         (In Thousands)
                                     ASSETS
Current Assets:
  Cash                                            $    1,574       $    4,243
  Notes receivable from affiliates                   305,313          269,661
  Accounts receivable                                136,892          128,610
  Inventories                                         22,442           23,646
  Gas supply realignment costs                        46,419           59,862
  Recoverable natural gas purchase contract
     settlement costs                                  2,033           18,535
  Gas imbalance receivables                           27,614           43,125
  Other                                               10,036            2,622
       Total Current Assets                          552,323          550,304

Investments in Joint Venture and Other                48,710           46,429

Plant, Property and Equipment                      2,209,825        2,206,672
  Less accumulated depreciation and amortization   1,429,480        1,419,771
                                                     780,345          786,901

Deferred Charges:
  Gas supply realignment costs                       125,608          119,724
  Other                                               26,512           27,806
                                                     152,120          147,530
                                                  $1,533,498       $1,531,164

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Long-term debt due within one year              $  107,298       $  107,298
  Accounts payable                                    57,736           70,298
  Accrued income taxes                                34,772           14,695
  Accrued interest                                    19,976           19,851
  Gas imbalance payables                              22,919           51,007
  Other                                               13,939           20,147
       Total Current Liabilities                     256,640          283,296

Long-Term Debt                                       324,083          329,403

Deferred Credits and Other:
  Deferred income taxes                               83,914           84,726
  Reserves for regulatory matters                    132,570          120,771
  Operating and other reserves                        68,287           69,168
  Other                                               32,231           23,830
                                                     317,002          298,495

Commitments and Contingencies

Stockholder's Equity:
  Common stock and other capital                      77,605           77,605
  Retained earnings                                  558,168          542,365
       Total Stockholder's Equity                    635,773          619,970

                                                  $1,533,498       $1,531,164



                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                      1994             1993
                                                         (In Thousands)
Revenues:
  Natural gas sales                                 $ 86,873         $216,859
  Transportation and storage                          98,325           51,334
  Other                                               50,333           21,227
                                                     235,531          289,420

Costs and Expenses:
  Natural gas cost                                    81,736          142,230
  Transition cost recovery and gas
    purchase contract settlement costs                42,920           16,683
  Operating and maintenance                           22,843           27,738
  General and administrative                          18,260           22,476
  Depreciation and amortization                       16,036           15,833
  Taxes, other than income                             4,621            4,602
                                                     186,416          229,562

Operating Income                                      49,115           59,858

Other Income, Net:
  Equity in earnings of joint venture                  2,281            2,420
  Other                                                  348               74
                                                       2,629            2,494

Interest Income (Expense):
  Interest income, primarily from affiliates           4,839            3,083
  Interest expense                                   (11,078)         (18,741)
  Interest capitalized                                   272               37
                                                      (5,967)         (15,621)

Income before Income Taxes                            45,777           46,731

Income Taxes                                          17,574           17,555

Net Income                                          $ 28,203         $ 29,176
















                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                      1994             1993
                                                         (In Thousands)
Cash Flows from Operating Activities:
  Net income                                        $ 28,203        $  29,176
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                  16,036           15,833
       Deferred income taxes                          (2,245)         (10,201)
       Equity in earnings of joint
         venture, less distributions                  (2,281)          (2,420)
       Reserves for regulatory matters                11,799               (6)
       Gas supply realignment costs                    7,559             -
       Natural gas purchase contract
         settlement costs                             16,502           16,683
       Change in:
         Accounts receivable                          (8,282)          39,401
         Inventories                                   1,204           62,186
         Accounts payable                            (12,562)          (5,395)
         Accrued interest and income taxes, net       20,034           33,024
         Other current assets and liabilities        (24,579)          (8,776)
       Other                                          12,020            3,504
         Net cash provided by operating
           activities                                 63,408          173,009
Cash Flows from Investing Activities:
  Plant, property and equipment additions            (12,997)          (6,029)
  Notes from affiliates                              (35,652)        (149,632)
  Proceeds from disposal of assets and other             292                2
         Net cash used in investing
           activities                                (48,357)        (155,659)
Cash Flows from Financing Activities:
  Payments of long-term debt                          (5,320)          (5,320)
  Dividends paid                                     (12,400)         (12,400)
         Net cash used in financing
           activities                                (17,720)         (17,720)
Net Decrease in Cash                                  (2,669)            (370)

Cash at Beginning of Period                            4,243            1,961

Cash at End of Period                               $  1,574        $   1,591

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
  Interest (net of amount capitalized)              $ 10,012        $  10,100
  Income taxes (refunds received), net                  (238)           2,388







                             See accompanying notes.
1.   Basis of Presentation

     Southern Natural Gas Company is a wholly owned subsidiary of Sonat Inc.

     The accompanying condensed consolidated
financial statements of Southern and its subsidiaries
(Southern) have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by such instructions. In the opinion of management, all adjustments including those of a normal recurring nature have been made that are necessary for a fair presentation of the results for the interim periods presented herein.

     Certain amounts in the 1993 condensed
consolidated financial statements have been reclassified to conform with the 1994 presentation.

2.   Joint Venture

     Southern owns 50 percent of Bear Creek Storage
Company (Bear Creek), an underground gas storage company. The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                     Three Months
                                                    Ended March 31,
                                                  1994             1993
                                                      (In Thousands)

     Revenues                                    $9,030           $9,691
     Operating Expenses                           1,278            1,511
     Depreciation                                 1,350            1,350
     Other Expenses, Net                          1,839            1,990

     Income Reported                             $4,563           $4,840

3.   Notes To and From Affiliates

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

4.   Commitments and Contingencies

     Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal
Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The
FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates.

     On September 1, 1989, Southern implemented new rates, subject to refund, reflecting a general rate decrease of $6 million. In January 1991 Southern implemented new rates, subject to refund, that restructured its rates consistent with a FERC policy statement on rate design and increased its sales and transportation rates by approximately $65 million annually. These two proceedings have been consolidated for hearing. On October 7, 1993, the presiding administrative law judge certified to the FERC a contested offer of settlement pertaining to the consolidated rate cases that (1) resolved all outstanding issues in the rate decrease proceeding,
(2) resolved the cost of service, throughput, billing determinant and transportation discount issues in the rate increase proceeding, and (3) provided a method to resolve all other issues in the latter proceeding, including the appropriate rate design. The rate design issue will be resolved on briefs based on the existing record in this proceeding. On December 16, 1993, the FERC issued an order (December 16 Order) approving the settlement, but with modifications. On
December 22, 1993, Southern filed a letter with the FERC that outlined certain objections with respect to the FERC's modifications to the terms and conditions of the settlement. Southern advised the FERC that the December 16 Order undercut the economic compromise achieved in the settlement. Southern also filed a request for rehearing of the December 16 Order. On
May 5, 1994, the FERC issued an order on rehearing substantially reversing, in all material respects, the modifications to which Southern objected.

     On September 1, 1992, Southern implemented another general rate change. The rates reflected the continuing shift in the mix of throughput volumes away from sales and toward transportation and a $5 million reduction in annual revenues. On April 30, 1993, Southern submitted a proposed settlement in the proceeding that, if approved by the FERC, would resolve the throughput and certain cost of service issues. The rate design issue is consolidated with similar issues in Southern's rate proceeding filed May 1, 1993, which is described below, and will be resolved in that proceeding. On
June 4, 1993, the presiding administrative law judge certified the settlement to the FERC. In another order issued on December 16, 1993, the FERC also approved this settlement, but with modifications. Southern objected to these modifications and also requested rehearing of this order. In another order on rehearing issued on May 5, 1994, the FERC also substantially reversed these modifications in all material respects.

     On May 1, 1993, Southern implemented a general rate change, subject to refund, that increased its sales and transportation rates by approximately $57 million annually. The filing is designed to recover increased operating costs and to reflect the impact of competition on both Southern's level and mix of services. A hearing regarding various cost allocation and rate design issues in this proceeding is set for November 29, 1994.

     Sea Robin Pipeline Company (Sea Robin), a subsidiary of Southern, has previously filed under the provisions of Order No. 500 to recover $83.1 million in gas purchase contract settlement payments from its former pipeline sales customers, Koch Gateway Pipeline
Company, successor to United Gas Pipe Line Company
(Koch), and Southern. Those filings remain subject to refund pending the outcome of any prudence challenges in the proceedings. Although the eligibility issues have been resolved, one party has reserved its rights to challenge prudence until such time as certain take-or-pay allocation issues are resolved with respect to the flow-through of costs billed to Koch.

     Southern is authorized to flow through to its jurisdictional customers $38.1 million of the costs allocated to it by Sea Robin as well as the $32.7 million in Order No. 500 costs allocated to it by Koch. Southern's flow-through of Koch and Sea Robin's costs remains subject to refund pending the outcome of any challenges to the costs or allocation of the costs in those pipelines' Order No. 500 proceedings. Southern does not believe that the outcome of any such challenges will have a material adverse effect on its financial position.

     On July 2, 1993, the FERC issued an order reaffirming its approval of the non-take-or-pay aspects of a settlement filed by Koch in 1988, which included
Southern's phased abandonment of its contract demand with Koch. The order rejected the take-or-pay aspects of the settlement, including Koch's proposed Order
No. 528 allocation methodology. As a consequence, various parties that had originally supported the settlement began contesting it. Koch evidenced its intention to honor the non-take-or-pay aspects of the 1988 settlement and induced several of the parties to withdraw their judicial appeals of the July 2 order. On
April 29, 1994, Koch filed multiple settlements that settled its outstanding take-or-pay issues with substantially all of its customers, including Southern.
Southern cannot predict whether these settlements will be approved by the FERC, but does not believe that the final resolution of this matter will have a material adverse effect on its financial position.

     Gas Purchase Contracts - Gas purchase contract settlement payments (other than the gas supply realignment payments discussed below) made by Southern and not previously recovered or expensed are included on the Condensed Consolidated Balance Sheet at
March 31, 1994, in "Current Assets". Pursuant to a final and nonappealable FERC order, Southern collected these amounts from its customers over a five-year period that ended on April 30, 1994. Southern currently is incurring essentially no take-or-pay liabilities under its gas purchase contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices.
When a loss is probable and the amount can be reasonably estimated, it is accrued.

     Order No. 636 - In 1992 the FERC issued its Order
No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services.
Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of existing gas purchase contracts, which are referred to as gas supply realignment (GSR) costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contract, based on the circumstances that existed at the time the contract was executed, and to the prudence of the amendment or termination of the contract. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

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

     Southern's compliance plan contains two mechanisms pursuant to which Southern is permitted to recover
100 percent of its GSR costs. The first mechanism is a monthly fixed charge designed to recover 90 percent of the GSR costs from Southern's firm transportation customers. The second mechanism is a volumetric charge designed to collect the remaining 10 percent of such costs from Southern's interruptible transportation customers. These funding mechanisms will continue until the GSR costs are fully recovered or funded. The FERC also indicated that Southern could file to recover any GSR costs not recovered through the volumetric charge after a period of two years. In addition, Southern's compliance plan provides for the recovery of other transition costs as they are incurred and any remaining transition costs may be recovered through a regular rate filing. Southern's customers have generally opposed the recovery of Southern's GSR costs based on both eligibility and prudence grounds.

     The September 3 order rejected the argument of certain customers that a 1988 take-or-pay recovery settlement bars Southern from recovering GSR costs under gas purchase contracts executed before March 31, 1989, which comprise most of Southern's GSR costs. Those customers subsequently filed motions urging the FERC to reverse its ruling on that issue. On December 16, 1993, the FERC affirmed its September 3 ruling with respect to the 1988 take-or-pay recovery settlement (the
December 16 order). The FERC's finding that the 1988 settlement is not a bar in general to the recovery as GSR costs of payments made to amend or to terminate these contracts does not prevent an eligibility challenge to specific payments, however, on the theory that they are actually take-or-pay costs that would have been unavoidable regardless of the Order. The
December 16 order generally approved Southern's restructuring tariff submitted pursuant to the September 3 order. Various parties have filed motions urging the FERC to modify the December 16 order and have sought judicial review of the September 3 order.

     During 1993 Southern reached agreements to reduce significantly the price payable under a number of high cost gas purchase contracts in exchange for payments of approximately $114 million. On December 1, 1993,
Southern filed with the FERC to recover such costs and approximately $3 million of prefiling interest (the
December 1 filing). On December 30, 1993, the FERC accepted such filing to become effective
January 1, 1994, subject to refund, and subject to a determination through a hearing before an administrative law judge that such costs were prudently incurred and eligible under the Order. Southern's customers are opposing its recovery of the GSR costs in this proceeding based on both eligibility and prudence grounds. The December 30 order rejected arguments of various parties that, as a matter of law, a pipeline's payments to affiliates, in this case Southern's payment to a subsidiary of Sonat Exploration that represented approximately $34 million of the December 1 filing, may not be recovered under the Order. The December 30 order may be appealed, however, and the payment is still subject to challenge on both eligibility and prudence grounds.

     In December 1993 Southern reached agreement to reduce the price under another contract in exchange for payments having a present value of approximately
$52 million, which is included in "Deferred Credits and Other" in the Consolidated Balance Sheet. Payments will be made in equal monthly installments over an eight-year period ending December 31, 2001. On February 14, 1994,
Southern made a rate filing to recover those costs as well as approximately $3 million of other settlement costs and prefiling interest. In an order issued on March 16, 1994, the FERC accepted such filing to become effective on April 1, 1994, subject to refund, and subject to a hearing before an administrative law judge that such costs were prudently incurred and eligible under the Order. In its order the FERC directed that the monthly installment payments be recovered over the eight-year period during which they will be incurred.
Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in this proceeding, which has been consolidated with the proceeding on the December 1 filing.

     Southern has also incurred approximately
$26.2 million of GSR costs, plus prefiling interest, from November 1, 1993, through March 31, 1994, from continuing to purchase gas under contracts that are in excess of current market prices. On March 1, 1994, Southern made a rate filing to recover $17.5 million of these costs that had been incurred through January 31, 1994. In an order issued on March 31, 1994, the FERC accepted such filing to become effective on April 1, 1994, subject to refund, and subject to a hearing before an administrative law judge that such costs were prudently incurred and eligible under the Order. Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in this proceeding as well, which has also been consolidated with the proceeding on the December 1 filing.

     Southern plans to make additional rate filings quarterly to recover its "price differential" costs and any other GSR costs. The total GSR costs of $172 million, net of recoveries, accrued through March 31, 1994, are included in current and long-term gas supply realignment costs in the Condensed
Consolidated Balance Sheet.

     Administrative Law Judge Ruling Concerning
Recoverability of Investment in Offshore Gas Supply
Facilities - In an initial decision issued on May 2, 1994, an administrative law judge ruled, in a rate case Southern had filed before the FERC, that Southern could not include in its rates the approximately $45 million cost of certain pipeline facilities placed in service by Southern in 1992 to connect to its interstate pipeline system extensive new gas reserves being developed by Exxon Corporation
(Exxon) in the Mississippi Canyon and Ewing Bank Area
Blocks, offshore Louisiana (the Mississippi Canyon
Facilities). The judge ruled that Southern's recovery of these costs was precluded by the 1988 settlement with Southern's customers that limits the amount of take-or-pay payments Southern may recover in its rates. The judge found that the cost of the facilities constitutes non-cash consideration to Exxon for a 1989 take-or-pay settlement and is therefore subject to the dollar "cap" on these payments contained in the 1988 settlement.
Southern has previously recovered the maximum amount permitted by the 1988 settlement in its rates.

     The judge found alternatively that the Mississippi
Canyon Facilities were underutilized for purposes of certain "at-risk" conditions contained in the FERC certificate authorizing the construction of the facilities and that, in the event his decision that the cost of the facilities is subject to the take-or-pay settlement cap were to be overturned on appeal, Southern should recover only the amount of the annual cost of service of the facilities proportional to their level of utilization during the period of time under review, November 1, 1992, through April 30, 1993. He calculated the utilization level at 32 percent, and when this factor is applied to the $11.9 million cost of service attributable to the facilities accepted by the judge, Southern would be permitted to include only $3.8 million of that amount in its rates for this period.

     Southern intends to file a brief on exceptions with the FERC seeking to overturn the initial decision of the administrative law judge as it relates to the recoverability of its Mississippi Canyon Facilities investment, but Southern cannot predict the action that may be taken by the FERC or the outcome of any subsequent appeal concerning the rate treatment of the $45 million cost of these facilities.

     With respect to the recoverability by Southern under the Order of GSR costs associated with Southern's gas supply contract with Exxon relating to the reserves connected by the Mississippi Canyon Facilities, Southern's customers have asserted in a separate proceeding before the FERC that the gas supply contract was non-cash consideration for the Exxon take-or-pay settlement and that recovery by Southern of GSR costs incurred with respect to such contract is also precluded by the 1988 take-or-pay settlement. Estimated GSR costs under this contract through the scheduled renegotiation of its pricing provisions in 1997 are estimated to be in the range of $65 million to $75 million on a present value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future oil and gas market prices) are not known today with certainty and there is a wide range of possible outcomes for each assumption. Southern has given notice to Exxon that it has terminated the gas purchase contract covering gas reserves connected by the Mississippi Canyon Facilities pursuant to certain provisions of the contract and Exxon has filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern.
Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon
Facilities or its pending litigation or settlement discussions with Exxon regarding Southern's notice of termination of the gas supply contract.

     Southern has continued to have settlement discussions with its major customers in an effort to resolve all of Southern's outstanding rate and service agreement issues and its Order No. 636 transition cost recovery. Southern cannot predict the outcome of those discussions or whether any settlement will be reached with its customers. Southern is also unable to predict all of the elements of the outcome of its Order No. 636 restructuring proceeding or its rate filings to recover its transition costs.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

            SOUTHERN NATURAL GAS COMPANY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Southern Natural Gas Company and its subsidiaries
(Southern) participate principally in the interstate transmission of natural gas in the southeastern United
States and are regulated by the Federal Energy
Regulatory Commission (FERC). The natural gas transmission industry, although regulated, is very competitive. Effective November 1, 1993, Southern separated its transportation, storage, and merchant services to comply with Order No. 636 (see following discussion) and essentially became solely a gas transporter. Even before the Order No. 636 restructuring, customers had switched much of their volumes from a bundled merchant service to transportation service, reflecting an increased willingness to rely on gas supply under unregulated arrangements. Southern competes with several pipelines for the transportation business of its customers and at times discounts its transportation rates in order to maintain market share. Although it is now predominantly a transporter of gas, Southern continues to provide a limited merchant service pending the expiration, termination or assignment of its remaining gas supply contracts and, in this capacity, competes with other suppliers, gas producers, marketers and alternate fuels.

    Southern is pursuing growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. Southern and South Georgia
Natural Gas Company (South Georgia), a wholly owned subsidiary of Southern, received approval from the FERC on May 13, 1993, for an expansion of South Georgia's pipeline system into northern Florida and southwestern
Georgia that increased firm daily capacity by 40 million cubic feet per day. Construction on this project has been completed and it was placed in service on May 1, 1994. In January 1994 Southern reached tentative agreement with a group of new customers to expand its service in the growing eastern Tennessee area. The proposed project entails a 23-mile pipeline extension that would deliver approximately nine million cubic feet of natural gas per day to a delivery point near
Chattanooga.


Operations
                                                     Three Months
                                                    Ended March 31,
                                                  1994            1993
                                                     (In Millions)
Revenues:
  Gas sold                                        $ 87            $217
  Market transportation and storage                 88              39
  Supply transportation                             11              12
  Other                                             50              21
    Total Revenues                                $236            $289

Natural Gas Cost:
  Purchased from others                           $ 78            $136
  Purchased from affiliates                          4               6
    Total Natural Gas Cost                        $ 82            $142

Transition Cost Recovery and Gas
  Purchase Contract Settlement Costs              $ 43            $ 17

Depreciation and Amortization                     $ 16            $ 16

Operating Income                                  $ 49            $ 60

Equity in Earnings of
  Joint Venture                                   $  2            $  2


                                                  (Billion Cubic Feet)
Volumes:
  Gas sold                                           -              54
  Market transportation                            159             102
    Total Market Throughput                        159             156
  Supply transportation                             79              84
    Total Volumes                                  238             240

  Transition gas sales                              33               -


Quarter-to-Quarter Analysis

    Southern's operating results for the first quarter of 1994 were down due primarily to a change in rate design implemented under Order No. 636, which shifts earnings out of the first quarter and into the remainder of the year. The decrease in operating results was also due to the reduction in rate base resulting from the sale of working gas storage to customers as part of the implementation of Order No. 636. These declines were partially offset by lower operating and maintenance expense resulting from a $4 million reduction in fuel gas liability and by lower general and administrative expenses due to a $4 million reduction in stock-based employee compensation.

    Gas sales revenue and gas cost at Southern decreased significantly from the 1993 quarter as a result of implementing Order No. 636, but still include
$73 million of transition gas sales from supply remaining under contract (see Order No. 636 discussion below). Total market throughput increased 2 percent during the quarter although Order No. 636 resulted in a shift in volumes from sales to market transportation.
Supply transportation decreased due to a decline in deliverability.

    Other revenue increased in the 1994 period due primarily to the recovery of transition costs at Southern.

Order No. 636

    In 1992 the FERC issued its Order No. 636 (the
Order). As required by the Order, interstate natural gas pipeline companies have made significant changes in the way they operate. The Order required pipelines, among other things, to: (1) separate (unbundle) their sales, transportation, and storage services; (2) provide a variety of transportation services, including a "no-notice" service pursuant to which the customer is entitled to receive gas from the pipeline to meet fluctuating requirements without having previously scheduled delivery of that gas; (3) adopt a straight-fixed-variable (SFV) method for rate design (which assigns more costs to the demand component of the rates than do other rate design methodologies previously utilized by pipelines); and (4) implement a pipeline capacity release program under which firm customers have the ability to "broker" the pipeline capacity for which they have contracted. The Order also authorized pipelines to offer unbundled sales services at market-based rates and allowed for pregranted abandonment of some services.

    In requiring that Southern provide unbundled storage service, the Order resulted in a substantial reduction of Southern's working storage gas inventory and consequently a reduction in its rate base. This reduction was effective on November 1, 1993, when
Southern restructured pursuant to the Order and sold, at its cost, $123 million of its working storage gas inventory to its customers. The Order also resulted in rates that are less seasonal, thereby shifting revenues and earnings for Southern out of the winter months.

    The FERC issued an order on September 3, 1993 (the
September 3 order), that generally approved a compliance plan for Southern and directed it to implement restructured services on November 1, 1993. In accordance with the September 3 order, Southern solicited service elections from its customers in order to implement its restructured services on November 1, 1993. Southern's largest customer, Atlanta
Gas Light Company and its subsidiary, Chattanooga Gas
Company (collectively Atlanta) signed firm transportation service agreements with transportation demands of 582 million cubic feet per day for a one-year term ending October 31, 1994, and 118 million cubic feet per day for a term extending until April 30, 2007, at the maximum FERC-approved rates. This represented an aggregate reduction of 100 million cubic feet per day from Atlanta's level of service prior to November 1, 1993. Southern's other customers elected in aggregate to obtain an amount of firm transportation services that represented a slight increase from their level of firm sales and transportation services from Southern prior to Southern's implementation of Order
No. 636, at the maximum FERC-approved tariff rates, for terms ranging from one to ten or more years.

    Southern's discussions are continuing with Atlanta and its other distribution customers regarding their elections for firm transportation service on Southern's system. It is possible that these discussions could result in a rate reduction by Southern as part of an overall settlement. Although management believes that most of Southern's distribution customers ultimately will commit to some type of new firm transportation agreements with Southern under its restructuring program beyond those described above, it is unable to predict at what total volume level or for what duration such commitments will be made.

Natural Gas Sales and Supply

    As discussed in Note 4 of the Notes to Condensed
Consolidated Financial Statements, Southern is incurring certain transition costs as a result of implementing
Order No. 636, and for Southern, those are primarily gas supply realignment (GSR) costs relating to amendment or termination of existing gas purchase contracts. In its restructuring settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, and recent contract renegotiations, the amount of GSR costs are estimated to be in the range of approximately $275-
$325 million on a present value basis. This amount includes the payments made to amend or terminate gas purchase contracts described in Note 4.

    Sales by Southern are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. Southern is attempting to terminate its remaining gas purchase contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring essentially no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining supply contracts, Southern has agreed to sell a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term that began
November 1, 1993. The sales agreements with Atlanta were extended through March 31, 1995. The remainder of Southern's gas supply will be sold on a month-to-month basis. Southern will file to recover as a GSR cost pursuant to Order No. 636 the difference between the cost associated with the gas supply contracts and the revenue from the sales agreements and month-to-month sales as well as any cost previously incurred or incurred in the future as a result of Order No. 636 to terminate or reduce the price under Southern's remaining contracts.

    Through March 31, 1994, Southern reached agreements to reduce significantly the price payable under a number of high-cost gas purchase contracts in exchange for payments with a present value of approximately
$174 million. Southern's rate filings to recover these payments as GSR costs are described in Note 4.

    Southern's purchase commitments under its remaining gas supply contracts for the years 1994 through 1998
(which exclude those under the Exxon contract related to the Mississippi Canyon Facilities discussed in Note 4) are estimated as follows:

                               Estimated
                               Purchase
                              Commitments
                             (In Millions)

     1994                      $200
     1995                       150
     1996                        85
     1997                        70
     1998                        65

     Total                     $570

     These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments
(underlying reserves, future deliverability, and future price) is known today with certainty.

Rate Matters

     Several general rate changes have been implemented by Southern and remain subject to refund. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of rate matters.

Settlement Discussions

     As discussed in Note 4, Southern's customers are challenging its recovery of GSR costs and Southern is subject to other litigation. Southern has continued to have settlement discussions with its major customers in an effort to resolve all of Southern's outstanding rate and service agreement issues and its Order No. 636 transition cost recovery. Southern cannot predict the outcome of those discussions or whether any settlement will be reached with its customers. Southern is also unable to predict all of the elements of the outcome of its Order No. 636 restructuring proceeding or its rate filings to recover its transition costs.


                                                     Three Months
                                                    Ended March 31,
                                                     1994          1993
                                                       (In Millions)

Interest Income (Expense), Net                        $(6)         $(16)

    The decrease in interest expense is due primarily to $8 million of accrued interest expense provided on certain income tax issues in 1993, partially offset by an increase in interest income.

                                                     Three Months
                                                    Ended March 31,
                                                     1994          1993
                                                       (In Millions)

Income Taxes                                         $ 18         $  18

    Income taxes were flat when compared to the prior year with the effect of the increase in the federal income tax rate offset by lower pretax earnings.

FINANCIAL CONDITION

Cash Flows

Operating Activities                                 $ 63         $ 173

    Net cash provided by operating activities decreased due to the implementation of Order No. 636 by Southern.
Under the Order, Southern currently maintains a limited merchant role and accordingly does not have significant quantities of inventory to sell in the winter months.
The reduced gas and inventory sales in the current period resulted in a much lower cash flow for Southern when compared to the 1993 period. Conversely, in the summer months Southern will not have to incur expenditures to replace inventory levels as it has in prior years.

Investing Activities                                 $(48)        $(156)

    Net cash used in investing activities was lower due to decreased loans to its parent slightly offset by increased capital expenditures.

Liquidity and Capital Resources

    At March 31, 1994, Southern had available $50 million under lines of credit. Southern also has a shelf registration with the Securities and Exchange
Commission for up to $200 million in debt securities of which $100 million has been issued. Southern expects to continue to use cash from operations and borrowings in the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

                                              March 31,     December 31,
Capitalization Information                      1994           1993

    Debt to Capitalization                       40%            41%

    The debt to capitalization ratio decreased slightly for the 1994 period due to increased stockholder's equity and to scheduled repayments of long-term debt.

             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    Vastar Resources, Inc. v. Southern Natural Gas
Company was filed in April 1994 in state court in Harris
County, Texas. Vastar Resources, Inc. ("Vastar") filed suit against Southern Natural Gas Company (the
"Company") regarding a pricing dispute over the amount owed by the Company for gas purchased from Vastar that was produced from the Logansport Field in Louisiana and Texas. Vastar asked for an unspecified amount of monetary damages, specific performance, and attorneys fees. The Company is seeking to have the Texas proceeding stayed on the basis of a petition for declaratory judgment styled Southern Natural Gas Company
v. Arco Oil and Gas Company, d/b/a Vastar Resources,
Inc. it filed in state court in Orleans Parish, Louisiana, regarding this same pricing dispute. The
Company is unable to predict the outcome of either proceeding, but will file to seek to recover as a GSR cost any additional amounts for gas purchases that may ultimately be determined it owes to Vastar as a result of these proceedings.

    Arcadian Corporation v. Southern Natural Gas
Company and Atlanta Gas Light Company, an antitrust lawsuit described in Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended
December 31, 1993, had been settled pending final, nonappealable approval by the FERC of the direct connection and transportation service requested by Arcadian Corporation. At its meeting on May 11, 1994, the FERC approved an order granting such approval.
Pursuant to the settlement, the lawsuit will be dismissed with prejudice when the order becomes final and nonappealable.

Item 6.Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                                Exhibits

12*                    Computation of Ratio of
                       Earnings to Fixed Charges

*  Filed with this Report
(b)  Reports on Form 8-K

     The Company did not file any report on Form 8-K during the quarter ended March 31, 1994.

    SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES




                     SIGNATURES





    Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              Southern Natural Gas Company



Date:          May 13, 1994          By:   /s/ Thomas W. Barker, Jr.
                                          Thomas W. Barker, Jr.
                                          Treasurer



Date:          May 13, 1994          By:   /s/ G. Layne Finlay
                                          G. Layne Finlay
                                          Vice President & Controller