Form 10-Q
period 1994-06-30
SOUTHERN NATURAL GAS CO
filed 1994-08-15
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D. C.  20549
                      FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended     June 30, 1994

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

           COMMON STOCK, $3.75 PAR VALUE:

      1,000 SHARES OUTSTANDING ON JULY 31, 1994

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION
     H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE
FILING THIS FORM WITH
     THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                      Page No.

PART I.    Financial Information

           Item 1.     Financial Statements

                       Condensed Consolidated Balance Sheets--
                         June 30, 1994 and December 31, 1993              1

                       Condensed Consolidated Statements of Income--
                         Three Months and Six Months Ended
                         June 30, 1994 and 1993                           2

                       Condensed Consolidated Statements of Cash Flows--
                         Six Months Ended June 30, 1994 and 1993          3

                       Notes to Condensed Consolidated Financial
                         Statements                                       4 - 10

           Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                      11 - 18

PART II.   Other Information

           Item 1.     Legal Proceedings                                 19

           Item 6.     Exhibits and Reports on Form 8-K                  19

[CAPTION]

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 June 30,        December 31,
                                                   1994              1993
                                                       (In Thousands)
                                     ASSETS
Current Assets:
  Cash                                            $    3,247       $    4,243
  Notes receivable from affiliates                   235,198          269,661
  Accounts receivable                                104,704          128,610
  Inventories                                         23,786           23,646
  Gas supply realignment costs                        48,556           59,862
  Recoverable natural gas purchase contract
     settlement costs                                    175           18,535
  Gas imbalance receivables                           34,424           43,125
  Other                                               12,905            2,622
       Total Current Assets                          462,995          550,304

Investments in Joint Venture and Other                46,873           46,429

Plant, Property and Equipment                      2,218,788        2,206,672
  Less accumulated depreciation and amortization   1,446,222        1,419,771
                                                     772,566          786,901

Deferred Charges:
  Gas supply realignment costs                       115,331          119,724
  Other                                               26,616           27,806
                                                     141,947          147,530
                                                  $1,424,381       $1,531,164

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Long-term debt due within one year              $    6,528       $  107,298
  Accounts payable                                    37,789           70,298
  Accrued income taxes                                32,349           14,695
  Accrued interest                                    19,349           19,851
  Gas imbalance payables                              31,185           51,007
  Other                                               18,627           20,147
       Total Current Liabilities                     145,827          283,296

Long-Term Debt                                       323,763          329,403

Deferred Credits and Other:
  Deferred income taxes                               72,938           84,726
  Reserves for regulatory matters                    143,071          120,771
  Operating and other reserves                        67,577           69,168
  Other                                               34,537           23,830
                                                     318,123          298,495

Commitments and Contingencies

Stockholder's Equity:
  Common stock and other capital                      77,605           77,605
  Retained earnings                                  559,063          542,365
       Total Stockholder's Equity                    636,668          619,970

                                                  $1,424,381       $1,531,164

                             See accompanying notes.


                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                        Three Months         Six Months
                                       Ended June 30,       Ended June 30,

                                      1994         1993       1994      1993
                                                 (In Thousands)
Revenues:
  Natural gas sales                 $ 57,274    $ 65,142    $144,147  $282,001
  Transportation and storage          85,661      43,113     183,986    94,447
  Other                               34,023      13,934      84,356    35,161
                                     176,958     122,189     412,489   411,609

Costs and Expenses:
  Natural gas cost                    57,484      22,793     139,220   165,023
  Transition cost recovery and gas
    purchase contract settlement costs27,529      11,471      70,449    28,154
  Operating and maintenance           23,521      24,264      46,364    52,001
  General and administrative          20,999      22,675      39,259    45,150
  Depreciation and amortization       16,096      15,886      32,132    31,720
  Taxes, other than income             4,368       4,651       8,989     9,254
                                     149,997     101,740     336,413   331,302

Operating Income                      26,961      20,449      76,076    80,307

Other Income, Net:
  Equity in earnings of
     joint venture                     2,214       2,093       4,495     4,513
  Other                                 (141)        326         207       400
                                       2,073       2,419       4,702     4,913

Interest Income (Expense):
  Interest income, primarily
     from affiliates                   3,658       5,477       8,497     8,562
  Interest expense                   (11,322)    (11,209)    (22,400)  (29,952)
  Interest capitalized                   354          43         626        80
                                      (7,310)     (5,689)    (13,277)  (21,310)

Income before Income Taxes            21,724      17,179      67,501    63,910

Income Taxes                           8,429       6,522      26,003    24,077

Net Income                          $ 13,295    $ 10,657    $ 41,498  $ 39,833













                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Six Months
                                                         Ended June 30,
                                                      1994             1993
                                                         (In Thousands)
Cash Flows from Operating Activities:
  Net income                                       $  41,498        $  39,833
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                  32,132           31,720
       Deferred income taxes                         (18,083)         (14,350)
       Equity in earnings of joint
         venture, less distributions                    (494)            (513)
       Reserves for regulatory matters                22,300            7,151
       Gas supply realignment costs                   15,699             -
       Natural gas purchase contract
         settlement costs                             18,360           28,274
       Change in:
         Accounts receivable                          23,906           74,542
         Inventories                                    (140)          (3,217)
         Accounts payable                            (32,509)         (18,263)
         Accrued interest and income taxes, net       16,984           22,832
         Other current assets and liabilities        (16,423)          22,490
       Other                                          12,636            5,093
         Net cash provided by operating
           activities                                115,866          195,592
Cash Flows from Investing Activities:
  Plant, property and equipment additions            (21,142)         (18,739)
  Notes from affiliates                               34,463         (147,822)
  Proceeds from disposal of assets and other           1,027              855
         Net cash provided by (used in)
           investing activities                       14,348         (165,706)

Cash Flows from Financing Activities:
  Payments of long-term debt                        (106,410)          (5,640)
  Dividends paid                                     (24,800)         (24,800)
         Net cash used in financing
           activities                               (131,210)         (30,440)
Net Decrease in Cash                                    (996)            (554)

Cash at Beginning of Period                            4,243            1,961

Cash at End of Period                              $   3,247        $   1,407

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
  Interest (net of amount capitalized)             $  19,938        $  19,681
  Income taxes, net                                   26,471           23,395




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

                                   Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                1994         1993         1994       1993
                                                             (In Thousands)


Revenues                       $8,843       $8,894     $17,873     $18,585
Expenses:
  Operating Expenses            1,287        1,407       2,565       2,918
  Depreciation                  1,350        1,349       2,700       2,699
  Other Expenses, Net           1,780        1,952       3,619       3,942

Income Reported                $4,426       $4,186     $ 8,989     $ 9,026

3.    Long-term Debt and Notes To and From Affiliates

      As part of Sonat's cash management program, Southern regularly loans funds to or borrows funds from Sonat. Notes receivable and payable are in the form of demand notes with rates reflecting Sonat's return on funds loaned to its other subsidiaries, average short-term investment rates and cost of borrowed funds. In certain circumstances, these notes are subordinated in right of payment to amounts payable by Sonat under certain long-term credit agreements.

      On May 30, 1994, Southern renewed its short-term lines of credit with several banks to provide for borrowings of up to $50 million. Borrowings are available through May 29, 1995, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money market lending rates.

      On June 15, 1994, Southern's 9 5/8 Percent Notes matured and were redeemed. Funds were obtained by a partial payment from Sonat of its note payable to Southern.

      Loans outstanding under all short-term credit facilities are for a duration of less than three months.

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

      On September 1, 1989, Southern implemented new rates, subject to refund, reflecting a general rate decrease of $6 million. In January 1991 Southern implemented new rates, subject to refund, that restructured its rates consistent with a FERC policy statement on rate design and increased its sales and transportation rates by approximately $65 million annually. These two proceedings have been consolidated for hearing. On October 7, 1993, the presiding administrative law judge certified to the FERC a contested offer of settlement pertaining to the consolidated rate cases that (1) resolved all outstanding issues in the rate decrease proceeding,
(2) resolved the cost of service, throughput, billing determinant and transportation discount issues in the rate increase proceeding, and (3) provided a method to resolve all other issues in the latter proceeding, including the appropriate rate design. Under the settlement, the FERC will decide the rate design issue based on written submissions of the parties and the existing record in the proceeding. By orders issued on December 16, 1993, and May 5, 1994 (the FERC Orders), the FERC approved the settlement.

      On September 1, 1992, Southern implemented another general rate change. The rates reflected the continuing shift in the mix of throughput volumes away from sales and toward transportation and a $5 million reduction in annual revenues. On April 30, 1993, Southern submitted a proposed settlement in the proceeding that, if approved by the FERC, would resolve the throughput and certain cost of service issues. The rate design issue is consolidated with similar issues in Southern's rate proceeding filed May 1, 1993, which is described below, and will be resolved in that proceeding. The settlement was approved by the FERC Orders described above.

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

      Sea Robin Pipeline Company (Sea Robin), a subsidiary of Southern, has previously filed under the provisions of Order No. 500 to recover $83.1 million in gas purchase contract settlement payments from its former pipeline sales customers, Koch Gateway Pipeline
Company (Koch), successor to United Gas Pipe Line
Company, and Southern. Those filings remain subject to refund pending the outcome of any prudence challenges in the proceedings. Although the eligibility issues have been resolved, one party has reserved its rights to challenge prudence until such time as certain take-or-pay allocation issues are resolved with respect to the flow-through of costs billed to Koch.

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

      On July 2, 1993, the FERC issued an order reaffirming its approval of the non-take-or-pay aspects of a settlement filed by Koch in 1988, which included
Southern's phased abandonment of its contract demand with Koch. The order rejected the take-or-pay aspects of the settlement, including Koch's proposed Order
No. 528 allocation methodology. As a consequence, various parties that had originally supported the settlement began contesting it. Koch evidenced its intention to honor the non-take-or-pay aspects of the 1988 settlement and induced several of the parties to withdraw their judicial appeals of the July 2 order. On
April 29, 1994, Koch filed multiple settlements that settled its outstanding take-or-pay issues with substantially all of its customers, including Southern.
On August 4, 1994, the FERC issued an order approving the settlements and terminating all take-or-pay proceedings of Koch. This action should also lead to the termination of the take-or-pay proceedings of Sea
Robin.

      Gas Purchase Contracts - Gas purchase contract settlement payments (other than the gas supply realignment payments discussed below) made by Southern and not previously recovered or expensed are included on the Condensed Consolidated Balance Sheet at
June 30, 1994, in "Current Assets". Pursuant to a final and nonappealable FERC order, Southern collected these amounts from its customers over a five-year period that ended on April 30, 1994. Southern currently is incurring no take-or-pay liabilities under its gas purchase contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices.
When a loss is probable and the amount can be reasonably estimated, it is accrued.

      Order No. 636 - In 1992 the FERC issued its Order
No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services.
Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of existing gas purchase contracts, which are referred to as gas supply realignment (GSR) costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the time the contracts were executed, and to the prudence of the amendments or terminations of the contracts. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

      On September 3, 1993, the FERC generally approved a compliance plan for Southern and directed Southern to implement its restructured services pursuant to the Order on November 1, 1993 (the September 3 order).
Pursuant to Southern's compliance plan, GSR costs that are eligible for recovery include payments to reform or terminate gas purchase contracts. Where Southern can show that it can minimize transition costs by continuing to purchase gas under the contract (i.e., it is more economic to continue to perform), eligible GSR costs would also include the difference between the contract price and the higher of (a) the sales price for gas purchased under the contract or (b) a price established by an objective index of spot-market prices. Recovery of these "price differential" costs is permitted for an initial period of two years.

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

      Southern's customers have generally opposed the recovery of Southern's GSR costs based on both eligibility and prudence grounds. The September 3 order rejected the argument of certain customers that a 1988 take-or-pay recovery settlement bars Southern from recovering GSR costs under gas purchase contracts executed before March 31, 1989, which comprise most of Southern's GSR costs. Those customers subsequently filed motions urging the FERC to reverse its ruling on that issue. On December 16, 1993, the FERC affirmed its September 3 ruling with respect to the 1988 take-or-pay recovery settlement (the December 16 order). The FERC's finding that the 1988 settlement is not a bar in general to the recovery as GSR costs of payments made to amend or to terminate these contracts does not prevent an eligibility challenge to specific payments, however, on the theory that they are actually take-or-pay costs that would have been unavoidable regardless of the Order.
The December 16 order generally approved Southern's restructuring tariff submitted pursuant to the September 3 order. Various parties have sought judicial review of the September 3 and December 16 orders.

      During 1993 Southern reached agreements to reduce significantly the price payable under a number of above-market gas purchase contracts in exchange for payments of approximately $114 million. On December 1, 1993,
Southern filed with the FERC to recover such costs and approximately $3 million of prefiling interest (the
December 1 filing). On December 30, 1993, the FERC accepted such filing to become effective
January 1, 1994, subject to refund, and subject to a determination through a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order.
Southern's customers are opposing its recovery of the GSR costs in this proceeding based on both eligibility and prudence grounds. The December 30 order rejected arguments of various parties that, as a matter of law, a pipeline's payments to affiliates, in this case
Southern's payment to a subsidiary of Sonat Exploration that represented approximately $34 million of the December 1 filing, may not be recovered under the Order.
The payment is still subject to challenge on both eligibility and prudence grounds.

      In December 1993 Southern reached agreement to reduce the price under another contract in exchange for payments having a present value of approximately
$52 million, which is included in "Deferred Credits and Other" in the Consolidated Balance Sheet. Payments will be made in equal monthly installments over an eight-year period ending December 31, 2001. On February 14, 1994,
Southern made a rate filing to recover those costs as well as approximately $3 million of other settlement costs and prefiling interest. In an order issued on March 16, 1994, the FERC accepted such filing to become effective on April 1, 1994, subject to refund, and subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. In its order the FERC directed that the monthly installment payments be recovered over the eight-year period during which they will be incurred. Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in this proceeding, which has been consolidated with the proceeding on the December 1 filing.

      Since November 1, 1993, Southern has also incurred
"price differential" costs while continuing to purchase gas under contracts that are in excess of current market prices. On March 1, 1994, Southern made a rate filing to recover $17.5 million of these costs that had been incurred through January 31, 1994. In an order issued on March 31, 1994, the FERC accepted such filing to become effective on April 1, 1994, subject to refund, and subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. On May 31, 1994, Southern made a rate filing to recover an additional
$15.4 million of these costs that had been incurred through April 30, 1994. In an order issued on June 30, 1994, the FERC accepted such filing to become effective on July 1, 1994, subject to refund, and subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in these proceedings which have been consolidated with the proceedings on the December 1 filing and the February 14 filing.

      On May 27, 1994, the FERC issued an order dealing with compliance filings and rehearing requests that had been filed in response to its earlier orders permitting the recovery, subject to refund, of GSR costs sought to be collected by Southern. In that order, the FERC accepted revised tariff sheets that provide for the recovery of GSR costs related to the termination or amendment of gas purchase contracts over 36 months, rather than through a direct bill or over a 15-month period as earlier proposed by Southern, and permitted on rehearing the amortization of price differential GSR costs allocated to interruptible transportation customers over 12 months, as originally proposed by Southern, rather than over three months as required by the FERC in its order of March 16, 1994. The FERC further ordered that Southern remove certain
"transaction costs" that had been included in its quarterly GSR filings, noting that they were more properly included as administrative costs in the next general rate filing of Southern. Finally, the FERC ordered that Southern recompute on the basis of actual prices rather than average prices, and authenticate through supporting documentation, its claimed price differential costs that had been included in its quarterly GSR filings.

      In compliance with the May 27 Order, Southern filed revised tariff sheets that reduced its claimed GSR costs by approximately $700,000. These revised tariff sheets were accepted by the FERC in an order issued
June 30, 1994.

      Southern plans to make additional rate filings quarterly to recover its "price differential" costs and any other GSR costs. Additionally, Southern continues to make monthly filings designed to adjust the billing determinants and associated surcharges for its firm transportation customers to reflect changes in the level of systemwide contract demands and effective carrying charges that occur from time to time. The total GSR costs of $164 million, net of recoveries, accrued through June 30, 1994, are included in current and long-term gas supply realignment costs in the Condensed
Consolidated Balance Sheet.

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

      On July 29, 1994, Southern filed a brief on exceptions with the FERC seeking to overturn the initial decision of the administrative law judge as it relates to the recoverability of its Mississippi Canyon
Facilities investment, but Southern cannot predict the action that may be taken by the FERC or the outcome of any subsequent appeal concerning the rate treatment of the $45 million cost of these facilities.

      With respect to the recoverability by Southern under the Order of GSR costs associated with Southern's gas supply contract with Exxon relating to the reserves connected by the Mississippi Canyon Facilities, Southern's customers have asserted in a separate proceeding before the FERC that the gas supply contract was non-cash consideration for the Exxon take-or-pay settlement and that recovery by Southern of GSR costs incurred with respect to such contract is also precluded by the 1988 take-or-pay settlement. Estimated GSR costs under this contract through the scheduled renegotiation of its pricing provisions in 1997 are estimated to be in the range of $65 million to $75 million on a present value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future gas market prices) are not known today with certainty and there is a wide range of possible outcomes for each assumption. In addition, Southern has given notice to Exxon that effective March 1, 1994, it has terminated the gas purchase contract covering gas reserves connected by the Mississippi Canyon Facilities pursuant to certain provisions of the contract. Exxon has filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern. Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon Facilities or its pending litigation with Exxon regarding Southern's notice of termination of the gas supply contract.

      Settlement Discussions - Southern has continued to have settlement discussions with its major customers in an effort to resolve all of Southern's outstanding rate and service agreement issues and its Order No. 636 transition cost recovery. Southern cannot predict the outcome of those discussions or whether any settlement will be reached with its customers. Southern is also unable to predict all of the elements of the outcome of its Order No. 636 restructuring proceeding or its rate filings to recover its transition costs.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

            SOUTHERN NATURAL GAS COMPANY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Southern Natural Gas Company and its subsidiaries
(Southern) participate principally in the interstate transmission of natural gas in the southeastern United
States and are regulated by the Federal Energy
Regulatory Commission (FERC). The natural gas transmission industry, although regulated, is very competitive. Effective November 1, 1993, Southern separated its transportation, storage, and merchant services to comply with Order No. 636 (see following discussion) and essentially became solely a gas transporter. Even before the Order No. 636 restructuring, customers had switched much of their volumes from a bundled merchant service to transportation service, reflecting an increased willingness to rely on gas supply under unregulated arrangements. Southern competes with several pipelines for the transportation business of its customers and at times discounts its transportation rates in order to maintain market share. Although it is now predominantly a transporter of gas, Southern continues to make limited sales pending the expiration, termination or assignment of its remaining gas supply contracts and, in this capacity, competes with other suppliers, gas producers, marketers and alternate fuels.

      Southern is pursuing growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On May 1, 1994, Southern completed its second pipeline expansion into northern Florida and southwestern Georgia that increased firm daily capacity by 40 million cubic feet per day.
On July 22, 1994, Southern filed an application with the FERC for authorization to construct a 21-mile pipeline extension to a delivery point near Chattanooga that will deliver natural gas to a group of new customers who have agreed to sign ten-year contracts for firm transportation volumes totaling over 11 million cubic feet per day.

Operations
                                Three Months               Six Months
                                Ended June 30,           Ended June 30,
                              1994          1993       1994          1993
                                                             (In Millions)

Revenues:
  Gas sold                    $ 57          $ 65       $144          $282
  Market transportation and
    storage                     76            32        164            72
  Supply transportation         10            11         20            23
  Other                         34            14         84            35
    Total Revenues            $177          $122       $412          $412

Natural Gas Cost:
  Purchased from others       $ 52          $ 18       $130          $154
  Purchased from affiliates      5             5          9            11
    Total Natural Gas Cost    $ 57          $ 23       $139          $165

Transition Cost Recovery and
  Gas Purchase Contract
  Settlement Costs            $ 28          $ 11       $ 70          $ 28

Depreciation and Amortization $ 16          $ 16       $ 32          $ 32

Operating Income              $ 27          $ 20       $ 76          $ 80

Equity in Earnings of
  Joint Venture               $  2          $  2       $  4          $  5

                                       (Billion Cubic Feet)
Volumes:
  Gas sold                       -             8          -            61
  Market transportation        113            98        269           201
    Total Market Throughput    113           106        269           262
  Supply transportation         83            84        161           167
    Total Volumes              196           190        430           429

  Transition gas sales          24             -         56             -


Quarter-to-Quarter Analysis

      Southern's operating results for the second quarter were up due primarily to a change to a less seasonal rate design under Order No. 636. Operating results were also favorably affected by lower general and administrative expenses due to a $3 million reduction in employee related benefit expenses. These increases were partially offset by a reduction in rate base resulting from the sale of working gas storage to customers as part of the implementation of Order
No. 636.

      Southern's gas sales revenues and gas costs include $46 million of transition gas sales. Higher market transportation revenues and volumes reflect the implementation of Order No. 636.

      Other revenue increased during the quarter due primarily to the recovery of transition costs.

Year-to-Date Analysis

      Southern's operating results for the six-month period were down slightly from last year due to the change to a less seasonal rate design and the rate base reduction under Order No. 636. These declines were partially offset by lower operating and maintenance expense resulting from a $4 million reduction in fuel gas liability and lower general and administrative expenses due to a $7 million reduction in employee related benefit expenses.

      Southern's gas sales revenues and gas costs were down significantly for the six-month period as a result of implementing Order No. 636, but still include
$118 million of transition gas sales from supply remaining under contract (see Order No. 636 discussion below). Total market throughput increased three percent for the six-month period; however, Order No. 636 resulted in a shift in volumes from sales to market transportation.

      Other revenue increased for the six-month period due primarily to the recovery of transition costs.

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

      Southern's discussions are continuing with Atlanta and its other distribution customers regarding their elections for firm transportation service on Southern's system. It is possible that these discussions could result in a rate reduction by Southern as part of an overall settlement. Although management believes that most of Southern's distribution customers ultimately will commit to some type of new firm transportation agreements with Southern under its restructuring program beyond those described above, it is unable to predict at what total contract level or for what duration such commitments will be made.

Natural Gas Sales and Supply

      As discussed in Note 4 of the Notes to Condensed
Consolidated Financial Statements, Southern is incurring certain transition costs as a result of implementing
Order No. 636, and for Southern, those are primarily gas supply realignment (GSR) costs relating to amendment or termination of existing gas purchase contracts. In its restructuring settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables and the outcome of the lawsuit with Exxon discussed in Note 4, based on current spot-market prices, a range of estimates of future oil and gas prices, recent contract renegotiations and "price differential" costs actually incurred, the amount of GSR costs are estimated to be in the range of approximately
$300-$325 million on a present value basis (including the Exxon contract discussed in Note 4). This amount includes the payments made to amend or terminate gas purchase contracts described in Note 4.

      Sales by Southern are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. Southern is attempting to terminate its remaining gas purchase contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices.
Pending the termination of these remaining supply contracts, Southern has agreed to sell a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term that began
November 1, 1993. The sales agreements with Atlanta were extended through March 31, 1995. The remainder of Southern's gas supply will be sold on a month-to-month basis. Southern will file to recover as a GSR cost pursuant to Order No. 636 the difference between the cost associated with the gas supply contracts and the revenue from the sales agreements and month-to-month sales as well as any cost previously incurred or incurred in the future as a result of Order No. 636 to terminate or reduce the price under Southern's remaining contracts.

      Through June 30, 1994, Southern has paid
$125 million to reduce or terminate the price payable under a number of above-market gas purchase contracts.
In addition, Southern has paid $43 million in excess of current spot-market prices under its remaining gas purchase contracts since implementing Order No. 636 on November 1, 1993. Southern's rate filings to recover these payments as GSR costs are described in Note 4.

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


                               Three Months                 Six Months
                              Ended June 30,               Ended June 30,
                             1994         1993          1994           1993
                                            (In Millions)

Interest Income (Expense), Net$(7)         $(6)         $(13)          $(21)

      The increase in interest expense in the second quarter is mainly attributable to a decrease in interest income resulting from lower levels of notes from affiliates. The decrease in interest expense for the six-month period is due primarily to $8 million of accrued interest expense provided on certain income tax issues in 1993.

Income Taxes                  $ 8          $ 7          $ 26           $ 24

      Income taxes increased for both 1994 periods due primarily to higher pretax earnings and to the increase in the federal income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
                                                            Six Months
                                                           Ended June 30,
                                                        1994           1993
                                                           (In Millions)

Operating Activities                                    $116          $ 196

      Net cash provided by operating activities decreased due to the implementation of Order No. 636 by Southern. In previous periods Southern's merchant role resulted in significant gas and inventory sales in the winter months. Under Order No. 636 Southern's rates are less seasonal and Southern no longer has to replace significant quantities of inventory in the warm weather months. These factors should result in a more uniform cash flow for Southern.

Investing Activities                                    $ 14          $(166)

      The change in cash flows from investing activities is due to fluctuations in loans to Southern's parent.

                                                            Six Months
                                                           Ended June 30,
                                                        1994           1993
                                                           (In Millions)

Financing Activities                                   $(131)         $ (30)

      Net cash used in financing activities increased due to the maturity and redemption of Southern's
9 5/8 Percent Notes.

Capital Resources

      At June 30, 1994, Southern had available
$50 million under lines of credit. Southern also has a shelf registration with the Securities and Exchange
Commission for up to $200 million in debt securities of which $100 million has been issued. Southern expects to continue to use cash from operations and borrowings in the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

                                                  June 30,     December 31,
Capitalization Information                          1994          1993

      Debt to Capitalization                         34%          41%

      The debt to capitalization ratio decreased for the 1994 period due to scheduled repayments of long-term debt.

ENVIRONMENTAL MATTERS

      The Company provides the following information as an update of the discussion of "Environmental Matters" provided in Part I of its Report on Form 10-K for the year ended December 31, 1993. Please refer to that Form 10-K for a complete discussion of environmental matters affecting the Company.

      Southern has been named by the EPA as a
potentially responsible party (PRP) at Superfund site known as the Fuels and Chemicals Site, at which a joint defense group of PRPs had earlier advised Southern they might seek to add it as a PRP. Southern and the other named PRPs at the site are required to remediate any contaminated soil and equipment pursuant to the terms of a unilateral order issued by the EPA. The costs of this remediation have not been quantified at this time.
Based on the estimated relative volume of material contributed to this site by Southern (less than one percent based on the EPA's lists of contributors), Southern believes that its status at this site is that of a de minimis contributor and that its potential share of these remediation costs will not be significant.
Another company named as a PRP at this site, in which a subsidiary of Sonat Exploration is a 50-percent shareholder, contributed a significantly larger amount of material to this site than Southern. Based on the number of other financially responsible PRPs at this site, however, and other information that it currently possesses, Sonat currently estimates that neither
Southern nor the subsidiary of Sonat Exploration will incur liabilities related to this site in an amount material to Sonat.

      Southern has now completed the characterization and clean-up of all thirteen of its sites that evidenced some level of PCB contamination for a total cost of approximately $9 million.

      Southern has determined that its pipeline meters may in the past have been the source of small releases of elemental mercury. Southern is soliciting bids from several environmental contractors for site characterization and intends to take appropriate remedial action upon completion of site characterization. Southern is unable to estimate the cost of mercury remediation, because costs will vary based on a number of factors particular to each site and because regulatory standards for elemental mercury clean-up are uncertain at this time. Neither the EPA nor any state in which Southern operates has yet issued clean-up levels or guidelines with respect to contamination from past releases or spills of mercury.
Based on its experience with other remediation projects, industry experience to date with remediation of mercury, and its preliminary analysis of the possible extent of the contamination, Southern believes that its remediation of any mercury contamination will not have a material adverse effect on its financial condition or results of operations.

      Sonat generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards incurred by Southern to be recoverable through rates since they are prudent costs incurred in the ordinary course of business and, accordingly, Southern would expect to seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery.

      Southern operates three compressor stations in areas that do not meet the National Ambient Air Quality
Standards (NAAQS) established under the federal Clean
Air Act for ozone. Two of these stations are located in Louisiana, and one is located in Alabama. Title I of the Clean Air Act Amendments of 1990 and the state regulations promulgated thereunder require Southern to submit an emissions control plan for each of these stations that may require the addition of emissions control technology.

      The Louisiana Department of Environmental Quality has instructed Southern to suspend the implementation of its Louisiana emissions control plans until September 1, 1994, because of the possibility that the emissions of nitrogen oxides are not the cause of the area's failure to meet NAAQS. Alabama Regulators have not yet published specific emissions control requirements for nitrogen oxides. Further, Alabama regulators have undertaken to have the area in which Southern's station is located recharacterized as meeting the NAAQS for nitrogen oxides. Based on these actions, Southern does not currently know whether it will be required to implement emissions control plans for these stations.

      Based on Southern's projected cost of implementing its emissions control plans in Louisiana, its estimate of the possible cost of implementing a similar emissions control plan in Alabama, and its projected cost of complying with other applicable provisions of the 1990 Amendments, Southern currently estimates that the maximum costs that it may incur to implement such plans and to comply with the 1990 Amendments is approximately
$13 million.

             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      Arcadian Corporation v. Southern Natural Gas
Company and Atlanta Gas Light Company, an antitrust lawsuit described in Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended
December 31, 1993, had been settled pending final, nonappealable approval by the FERC of the direct connection and transportation service requested by Arcadian Corporation. On May 12, 1994, the FERC issued an order granting such approval. Atlanta Gas Light
Company ("Atlanta") and others sought rehearing of the May 12 order. Atlanta also filed a petition for review of such order in the Court of Appeals. The FERC has not acted upon the rehearing requests other than to give itself more time to consider the rehearing petition. Pursuant to the settlement, the lawsuit will be dismissed with prejudice when the FERC order becomes final and nonappealable.

Item 6.Exhibits and Reports on Form 8-K

(a)  Exhibits (1)

Exhibit
Number                                Exhibits

12*                    Computation of Ratio of Earnings
                       to Fixed Charges



*  Filed with this Report

(b)  Reports on Form 8-K

     The Company did not file any report on Form 8-K during the quarter ended June 30, 1994.




(1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of 10 cents per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to R. David
Hendrickson, Secretary, Southern Natural Gas Company, P.
O. Box 2563, Birmingham, Alabama 35202-2563.



    SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES




                     SIGNATURES





    Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Southern Natural Gas Company



Date:         August 12, 1994        By:   /s/ Thomas W. Barker, Jr.
                                          Thomas W. Barker, Jr.
                                          Treasurer



Date:         August 12, 1994        By:   /s/ G. Layne Finlay
                                          G. Layne Finlay
                                          Vice President & Controller




