Form 10-Q
period 1994-09-30
SOUTHERN NATURAL GAS CO
filed 1994-11-10
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.  20549
                        FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended   September 30, 1994


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

             COMMON STOCK, $3.75 PAR VALUE:

      1,000 SHARES OUTSTANDING ON OCTOBER 31, 1994

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION
     H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE
FILING THIS FORM WITH
     THE REDUCED DISCLOSURE FORMAT.

                     SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                         INDEX

                                                                          Page No.

PART I.     Financial Information

            Item 1.     Financial Statements

                        Condensed Consolidated Balance Sheets--
                          September 30, 1994 and December 31, 1993             1

                        Condensed Consolidated Statements of Income--
                          Three Months and Nine Months
                          Ended September 30, 1994 and 1993                    2

                        Condensed Consolidated Statements of Cash Flows--
                          Nine Months Ended September 30, 1994 and 1993        3

                        Notes to Condensed Consolidated Financial
                          Statements                                           4 - 10

            Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                          11 - 19

PART II.    Other Information

            Item 1.     Legal Proceedings                                     20

            Item 6.     Exhibits and Reports on Form 8-K                      20

                            PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                     SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                                                    September 30,      December 31,
                                                        1994               1993
                                                             (In Thousands)
                                        ASSETS
Current Assets:
  Cash                                                 $      753        $    4,243
  Notes receivable from affiliates                        265,562           269,661
  Accounts receivable                                      98,616           128,610
  Inventories                                              22,555            23,646
  Gas supply realignment costs                             51,563            59,862
  Recoverable natural gas purchase contract
    settlement costs                                          175            18,535
  Gas imbalance receivables                                38,655            43,125
  Other                                                     6,833             2,622
       Total Current Assets                               484,712           550,304

Investments in Joint Venture and Other                     49,158            46,429

Plant, Property and Equipment                           2,230,598         2,206,672
  Less accumulated depreciation and amortization        1,449,143         1,419,771
                                                          781,455           786,901

Deferred Charges:
  Gas supply realignment costs                            105,595           119,724
  Other                                                    28,214            27,806
                                                          133,809           147,530
                                                       $1,449,134        $1,531,164

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Long-term debt due within one year                   $    6,528        $  107,298
  Accounts payable                                         45,624            70,298
  Accrued income taxes                                      8,401            14,695
  Accrued interest                                         16,873            19,851
  Gas imbalance payables                                   38,444            51,007
  Other                                                    21,680            20,147
       Total Current Liabilities                          137,550           283,296

Long-Term Debt                                            323,443           329,403

Deferred Credits and Other:
  Deferred income taxes                                    76,988            84,726
  Reserves for regulatory matters                         169,178           120,771
  Operating and other reserves                             67,149            69,168
  Other                                                    33,710            23,830
                                                          347,025           298,495

Commitments and Contingencies

Stockholder's Equity:
  Common stock and other capital                           78,635            77,605
  Retained earnings                                       562,481           542,365
       Total Stockholder's Equity                         641,116           619,970

                                                       $1,449,134        $1,531,164

                                See accompanying notes.

                     SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                            Three Months           Nine Months
                                         Ended September 30,   Ended September 30,
                                         1994         1993     1994     1993
                                                 (In Thousands)
Revenues:
  Natural gas sales                    $ 47,444    $ 58,890  $191,591 $340,891
  Transportation and storage             70,741      43,739   254,727  138,186
  Other                                  29,209      18,509   113,565   53,670
                                        147,394     121,138   559,883  532,747

Costs and Expenses:
  Natural gas cost                       47,447      14,290   186,667  179,313
  Transition cost recovery and gas
    purchase contract settlement costs   22,656      10,945    93,105   39,099
  Operating and maintenance              26,240      25,072    72,604   77,073
  General and administrative             17,865      21,571    57,124   66,721
  Depreciation and amortization            (720)     15,928    31,412   47,648
  Taxes, other than income                4,599       4,675    13,588   13,929
                                        118,087      92,481   454,500   423,783

Operating Income                         29,307      28,657   105,383  108,964

Other Income, Net:
  Equity in earnings of
    joint venture                         2,158       2,090     6,653    6,603
  Other                                     181         240       388      640
                                          2,339       2,330     7,041    7,243

Interest:
  Interest income, primarily
    from affiliates                       3,465       7,148    11,962   15,710
  Interest expense                       (9,744)    (11,024)  (32,144) (40,976)
  Interest capitalized                       37          57       663      137
                                         (6,242)     (3,819)  (19,519) (25,129)

Income before Income Taxes               25,404      27,168    92,905   91,078

Income Taxes                              9,586       5,874    35,589   29,951

Net Income                             $ 15,818    $ 21,294  $ 57,316 $ 61,127






                                See accompanying notes.

                     SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                                 Nine Months
                                                             Ended September 30,
                                                           1994              1993
                                                               (In Thousands)
Cash Flows from Operating Activities:
  Net income                                            $  57,316         $  61,127
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                       31,412            47,648
       Deferred income taxes                               (9,270)          (14,343)
       Equity in earnings of joint
         venture, less distributions                       (2,653)           (2,603)
       Reserves for regulatory matters                     48,407            10,807
       Gas supply realignment costs                        22,428           (80,520)
       Natural gas purchase contract
         settlement costs                                  18,360            39,219
       Change in:
         Accounts receivable                               29,994            60,657
         Inventories                                        1,091           (67,135)
         Accounts payable                                 (24,674)          (14,909)
         Accrued interest and income taxes, net            (9,445)            6,331
         Other current assets and liabilities              (9,146)           33,345
       Other                                                9,820            13,532
         Net cash provided by operating
            activities                                    163,640            93,156
Cash Flows from Investing Activities:
  Plant, property and equipment additions                 (35,323)          (33,491)
  Notes from affiliates                                     4,098           (19,946)
  Proceeds from disposal of assets and other                8,025             1,997
         Net cash used in investing
            activities                                    (23,200)          (51,440)
Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt                   -                  645
  Payments of long-term debt                             (106,730)           (5,960)
    Net changes in debt                                  (106,730)           (5,315)
  Dividends paid                                          (37,200)          (37,200)
         Net cash used in financing
            activities                                   (143,930)          (42,515)
Net Decrease in Cash                                       (3,490)             (799)

Cash at Beginning of Period                                 4,243             1,961

Cash at End of Period                                   $     753         $   1,162

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
  Interest (net of amount capitalized)                  $  30,120         $  21,963
  Income taxes, net                                        50,301            45,073


                                See accompanying notes.

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

      In the third quarter of 1994, Southern Natural
Gas Company adjusted its transportation revenue reserve and depreciation expense by $16 million reflecting a retroactive reduction in certain depreciation rates. The entry had no effect on net income.

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

                                       Three Months               Nine Months
                                   Ended September 30,        Ended September 30,
                                    1994         1993         1994          1993
                                                                    (In Thousands)


Revenues                          $8,825        $8,841      $26,698       $27,426
Expenses:
  Operating expenses               1,385         1,355        3,950         4,273
  Depreciation                     1,350         1,349        4,050         4,048
  Other expenses, net              1,774         1,957        5,393         5,899

  Income Reported                 $4,316        $4,180      $13,305       $13,206


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

      On May 30, 1994, Southern renewed its short-term lines of credit with several banks to provide for borrowings of up to $50 million. Borrowings are available through May 29, 1995, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money market lending rates. At September 30, 1994, no amounts were outstanding.

      On June 15, 1994, Southern's $100 million 9
5/8 Percent Notes matured and were redeemed. Funds were obtained by increased borrowings under Sonat's floating rate facilities.

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

      On September 1, 1989, Southern implemented new rates, subject to refund, reflecting a general rate decrease of $6 million. In January 1991 Southern implemented new rates, subject to refund, that restructured its rates consistent with a FERC policy statement on rate design and increased its sales and transportation rates by approximately $65 million annually. These two proceedings have been consolidated for hearing. On October 7, 1993, the presiding administrative law judge certified to the FERC a contested offer of settlement pertaining to the consolidated rate cases that (1) resolved all outstanding issues in the rate decrease proceeding,
(2) resolved the cost of service, throughput, billing determinant and transportation discount issues in the rate increase proceeding, and (3) provided a method to resolve all other issues in the latter proceeding, including the appropriate rate design. Under the settlement, the FERC will decide the rate design issue based on written submissions of the parties and the existing record in the proceeding. By orders issued on December 16, 1993, and May 5, 1994 (the FERC Orders), the FERC approved the settlement. One party has sought judicial review of the FERC Orders. Southern cannot predict the outcome of this appeal.

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

      Gas Purchase Contracts - Pursuant to a final and nonappealable FERC order, Southern has collected substantially all of its gas purchase contract settlement payments from its customers over a five-year period that ended on April 30, 1994. Southern currently is incurring no take-or-pay liabilities under its gas purchase contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices.
When a loss is probable and the amount can be reasonably estimated, it is accrued.

      Order No. 636 - In 1992 the FERC issued its Order
No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services.
Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order. The principal transition cost is related to amendment or termination of existing gas purchase contracts, which are referred to as gas supply realignment (GSR) costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the time the contracts were executed, and to the prudence of the amendments or terminations of the contracts. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

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

      In December 1993 Southern reached agreement to reduce the price under another contract in exchange for payments initially having a present value of approximately $52 million, the unpaid balance of which is included in "Deferred Credits and Other" in the Condensed Consolidated Balance Sheet. Payments will be made in equal monthly installments over an eight-year period ending December 31, 2001. On February 14, 1994,
Southern made a rate filing to recover those costs as well as approximately $3 million of other settlement costs and prefiling interest. In an order issued on March 16, 1994, the FERC accepted such filing to become effective on April 1, 1994, subject to refund, and subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. In its order the FERC directed that the monthly installment payments be recovered over the eight-year period during which they will be incurred. Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in this proceeding, which has been consolidated with the proceeding on the December 1 filing.

      Since November 1, 1993, Southern has also incurred
"price differential" costs while continuing to purchase gas under contracts that are in excess of current market prices. On March 1, 1994, Southern made a rate filing to recover $17.5 million of these costs that had been incurred through January 31, 1994. In an order issued on March 31, 1994, the FERC accepted such filing to become effective on April 1, 1994, subject to refund, and subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. On May 31, 1994, Southern made a rate filing to recover an additional
$15.4 million of these costs that had been incurred through April 30, 1994. In an order issued on June 30, 1994, the FERC accepted such filing to become effective on July 1, 1994, subject to refund, and subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in these proceedings, which have been consolidated with the proceedings on the December 1 filing and the February 14 filing.

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

      On August 31, 1994, Southern made its third quarterly rate filing to recover $16.4 million of GSR costs incurred from May 1, 1994, through July 31, 1994.
The GSR costs in the filing included $12.7 million in price differential costs and $3.7 million in contract termination and reformation costs. In an order issued on September 29, 1994, the FERC accepted such filing to become effective on October 11, 1994, subject to refund and to certain conditions, including the removal by Southern of approximately $6.4 million in price differential GSR costs related to a gas purchase contract dated August 29, 1989, between Southern and Exxon Corporation (Exxon) based on a summary judgment order that gave Southern the right to terminate the contract effective March 1, 1994. Southern has filed a request for rehearing with the FERC asserting error in requiring removal of the $6.4 million of costs prior to the receipt of refund of such costs from Exxon, which will not be forthcoming until all appeals have been exhausted. Southern's August 31 filing was also made subject to a hearing before an administrative law judge as to whether such costs were prudently incurred and are eligible for recovery under the Order. Southern's customers are opposing, on grounds of both eligibility and prudence, its recovery of the GSR costs in this proceeding, which has been consolidated with the proceedings on its previous GSR filings.

      Southern plans to make additional rate filings quarterly to recover its "price differential" costs and any other GSR costs. Additionally, Southern continues to make monthly filings designed to adjust the billing determinants and associated surcharges for its firm transportation customers to reflect changes in the level of systemwide contract demands and effective carrying charges that occur from time to time. The total GSR costs of $157 million, net of recoveries, accrued through September 30, 1994, are included in current and long-term gas supply realignment costs in the Condensed
Consolidated Balance Sheet.

      Administrative Law Judge Ruling Concerning
Recoverability of Investment in Offshore Gas Supply
Facilities - In an initial decision issued on May 2, 1994, an administrative law judge ruled, in a rate case Southern had filed before the FERC, that Southern could not include in its rates the approximately $45 million cost of certain pipeline facilities placed in service by Southern in 1992 to connect to its interstate pipeline system extensive new gas reserves being developed by Exxon in the Mississippi
Canyon and Ewing Bank Area Blocks, offshore Louisiana
(the Mississippi Canyon Facilities). The judge ruled that Southern's recovery of these costs was precluded by the 1988 settlement with Southern's customers that limits the amount of take-or-pay payments Southern may recover in its rates. The judge found that the cost of the facilities constitutes non-cash consideration to Exxon for a 1989 take-or-pay settlement and is therefore subject to the dollar "cap" on these payments contained in the 1988 settlement. Southern has previously recovered the maximum amount permitted by the 1988 settlement in its rates.

      The judge found alternatively that the Mississippi
Canyon Facilities were underutilized for purposes of certain "at-risk" conditions contained in the FERC certificate authorizing the construction of the facilities and that, in the event his decision that the cost of the facilities is subject to the take-or-pay settlement cap were to be overturned on appeal, Southern should recover only the amount of the annual cost of service of the facilities proportional to their level of utilization during the period of time under review, November 1, 1992, through April 30, 1993. The judge calculated the utilization level at 32 percent, and when this factor is applied to the $11.9 million cost of service attributable to the facilities accepted by the judge, Southern would be permitted to include only
$3.8 million of that amount in its rates for this period.

      On July 29, 1994, Southern filed a brief on exceptions with the FERC seeking to overturn the initial decision of the administrative law judge as it relates to the recoverability of its Mississippi Canyon
Facilities investment, but Southern cannot predict the action that may be taken by the FERC or the outcome of any subsequent appeal concerning the rate treatment of the approximately $45 million cost of these facilities.

      With respect to the recoverability of GSR costs by Southern under the Order associated with Southern's gas supply contract with Exxon relating to the reserves connected by the Mississippi Canyon Facilities, Southern's customers have asserted in a separate proceeding before the FERC that the gas supply contract was non-cash consideration for the Exxon take-or-pay settlement and that recovery by Southern of GSR costs incurred with respect to such contract is also precluded by the 1988 take-or-pay settlement. GSR costs under this contract through the scheduled renegotiation of its pricing provisions in 1997 are estimated to be approximately $92 million on a present value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future gas market prices) are not known today with certainty and there is a wide range of possible outcomes for each assumption. In addition, Southern has given notice to Exxon that effective March 1, 1994, it has terminated the gas purchase contract covering gas reserves connected by the Mississippi Canyon Facilities pursuant to certain provisions of the contract. Such termination, if effective, would reduce GSR costs associated with such contract to $14 million. Exxon has filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern. The court entered a summary judgment order upholding
Southern's termination of this contract, which Exxon has appealed to the Fifth Circuit Court of Appeals.
Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon
Facilities or its pending litigation with Exxon regarding Southern's notice of termination of the gas supply contract.

      Settlement Discussions - Southern has continued to have settlement discussions with its major customers in an effort to resolve all of Southern's outstanding rate and service agreement issues and its Order No. 636 transition cost recovery. Southern cannot predict the outcome of those discussions or whether any settlement will be reached with its customers. Southern is also unable to predict all of the elements of the outcome of its Order No. 636 restructuring proceeding or its rate filings to recover its transition costs.


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

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

      Southern is pursuing growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On May 1, 1994, Southern completed its second pipeline expansion into northern Florida and southwestern Georgia that increased firm daily capacity by 40 million cubic feet per day.
On July 22, 1994, Southern filed an application with the FERC for authorization to construct a 21-mile pipeline extension to a delivery point near Chattanooga that will deliver natural gas to a group of new customers who have agreed to sign ten-year contracts for firm transportation volumes totaling approximately 11 million cubic feet per day.

Operations
                                    Three Months                 Nine Months
                                 Ended September 30,         Ended September 30,
                                 1994           1993         1994           1993
                                                            (Dollars in Millions)

Revenues:
  Gas sold                       $ 47           $ 59        $192            $341
  Market transportation and
   storage                         63             33         229             104
  Supply transportation             8             11          26              34
  Other                            29             18         113              54
   Total Revenues                $147           $121        $560            $533

Natural Gas Cost:
  Purchased from others          $ 43           $  9        $175            $163
  Purchased from affiliates         4              5          12              16
   Total Natural Gas Cost        $ 47           $ 14        $187            $179

Transition Cost Recovery and
  Gas Purchase Contract
  Settlement Costs               $ 23           $ 11        $ 93            $ 39

Depreciation and Amortization    $  -           $ 16        $ 31            $ 48

Operating Income                 $ 29           $ 29        $105            $109

Equity in Earnings of
  Joint Venture                  $  2           $  2        $  7            $  7

                                              (Billion Cubic Feet)
Volumes:
  Gas sold                          -              5           -              66
  Market transportation           118             93         402             294
   Total Market Throughput        118             98         402             360
  Supply transportation            87             80         249             247
   Total Volumes                  205            178         651             607

  Transition gas sales             23              -          80               -



Quarter-to-Quarter Analysis

      Southern's operating results for the third quarter were up slightly primarily due to a change to a less seasonal rate design under Order No. 636. Operating results were also favorably affected by lower general and administrative expenses due to a $4 million reduction in employee related benefit expenses.
Operating results in 1993 included favorable reserve adjustments of $4 million and a $3 million AFUDC adjustment relating to an idle liquefied natural gas facility.

      Southern's gas sales revenues and gas costs represent recognition of gas sales made from supply remaining under contract after the implementation of Order No. 636 (see Order No. 636 discussion below). The volumes associated with these sales are included in transportation volumes because, as required by Order
No. 636, all sales are now made at the wellhead.

      The implementation of Order No. 636 resulted in higher transportation revenues and volumes compared to the 1993 third quarter. Southern's transportation revenues and depreciation expense include a $16 million decrease reflecting a retroactive reduction in certain depreciation rates. Other revenue also increased due to the recovery of transition costs related to the implementation of Order No. 636.

Year-to-Date Analysis

      Southern's operating results for the nine-month period were down slightly due to the rate base reduction under Order No. 636 and the reserve and AFUDC adjustments made in 1993. These declines were partially offset by lower operating and maintenance expense resulting from a $4 million reduction in fuel gas liability and lower general and administrative expenses due to a $9 million reduction in employee related benefit expenses.

      Southern's gas sales revenues and gas costs were down significantly for the nine-month period as a result of implementing Order No. 636 and primarily represent recognition of gas sales made from supply remaining under contract after the implementation of Order No. 636
(see Order No. 636 discussion below). The volumes associated with these sales are included in transportation volumes because, as required by Order
No. 636, all sales are now made at the wellhead.

      Higher transportation revenues and volumes are a result of the shift from sales to transportation due to the implementation of Order No. 636. Southern's transportation revenues and depreciation expense include a $16 million decrease reflecting a retroactive reduction in certain depreciation rates. Other revenue also increased for the nine-month period due to the recovery of transition costs related to the implementation of Order No. 636.

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

      Atlanta has elected to renew its firm
transportation service agreements with transportation demands of 582 million cubic feet per day, which expired
October 31, 1994, for a one-year term beginning
November 1, 1994, at the maximum FERC-approved rates, in return for Southern's agreement that such rates will be reduced if an overall rate settlement is achieved. In the third quarter of 1994, Atlanta and South Carolina
Pipeline Corporation executed three-year firm service agreements with transportation demands of an additional
100 million cubic feet per day and 28 million cubic feet per day, respectively. With these additional subscriptions, all of Southern's firm capacity available without further system expansions or improvements in its largest market area, encompassing the states of Georgia, Tennessee, and South Carolina, is fully subscribed.

      Southern's discussions are continuing with Atlanta and its other distribution customers regarding their elections for firm transportation service on Southern's system. It is possible that these discussions could result in a rate reduction by Southern as part of an overall settlement of Southern's pending rate and GSR recovery proceedings. Although management believes that most of Southern's distribution customers ultimately will commit to some type of new firm transportation agreements with Southern under its restructuring program beyond those described above, it is unable to predict at what total contract level or for what duration such commitments will be made.

Natural Gas Sales and Supply

      As discussed in Note 4 of the Notes to Condensed
Consolidated Financial Statements, Southern is incurring certain transition costs as a result of implementing
Order No. 636, and for Southern, those are primarily gas supply realignment (GSR) costs relating to amendment or termination of existing gas purchase contracts. In its restructuring settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables and the outcome of the lawsuit with Exxon Corporation (Exxon) also discussed in Note 4, based on current spot-market prices, a range of estimates of future oil and gas prices, recent contract renegotiations and "price differential" costs actually incurred, the amount of GSR costs are estimated to be in the range of approximately $275-$300 million on a present value basis. This amount includes the payments made to amend or terminate gas purchase contracts described in Note 4, but it excludes the approximate
$78 million of GSR costs that would be expected to be incurred if the summary judgement against Exxon discussed in Note 4 were to be reversed and Exxon were ultimately to prevail in its action challenging
Southern's termination of its gas purchase contract.

      Sales by Southern are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. Southern is attempting to terminate its remaining gas purchase contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices.
Pending the termination of these remaining supply contracts, Southern has agreed to sell a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term that began
November 1, 1993. A portion of these sales agreements have been extended for an additional one-year term. The sales agreements with Atlanta were extended through March 31, 1995. The remainder of Southern's gas supply will be sold on a month-to-month basis. Southern will file to recover as a GSR cost pursuant to Order No. 636 the difference between the cost associated with the gas supply contracts and the revenue from the sales agreements and month-to-month sales as well as any cost previously incurred or incurred in the future as a result of Order No. 636 to terminate or reduce the price under Southern's remaining contracts.

      Through September 30, 1994, Southern has paid
$130 million to reduce or terminate the price payable under a number of above-market gas purchase contracts.
In addition, Southern has paid $55 million in excess of current spot-market prices under its remaining gas purchase contracts since implementing Order No. 636 on November 1, 1993. Southern's rate filings to recover these payments as GSR costs are described in Note 4.

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


                                 Three Months                 Nine Months
                              Ended September 30,          Ended September 30,
                             1994            1993        1994            1993
                                               (In Millions)

Interest Expense, Net         $(6)            $(4)       $(20)            $(25)


      The increase in net interest expense in the third quarter is due to lower interest income on notes receivable from affiliates, partially offset by lower interest expense. Interest income is lower due to lower average rates on notes from affiliates. Interest expense is lower due to the redemption of the $100 million 9 5/8 Percent Notes and to lower average rates on debt. Other interest expense increased in 1994 due to higher balances of revenue reserves.

      The decrease in interest expense for the nine-month period is due primarily to $8 million of accrued interest expense provided on certain income tax issues in 1993, partially offset by the reasons mentioned above.


Income Taxes                  $10             $ 6        $ 36             $ 30


      Income taxes increased for the three-month period due primarily to various favorable tax adjustments made in 1993. Income taxes increased for the nine-month period due to the 1993 tax adjustments and to higher
1994 pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                              Nine Months
                                                          Ended September 30,
                                                         1994             1993
                                                                 (In Millions)

Operating Activities                                     $164              $93


      Net cash provided by operating activities was higher in 1994 due to cash outflows in 1993 of approximately $81 million for GSR payments and cash inflows in 1994 of approximately $22 million from net
GSR recoveries. The increase was slightly offset by higher take-or-pay recoveries in 1993.


      The significant change in inventory includes
$63 million relating to the change in Southern's business under Order No. 636. Southern no longer has a merchant function and accordingly does not purchase storage gas in preparation for resale in the winter months. The primary reason for the $42 million change in other current assets and liabilities was the settlement of gas imbalances allowed under Order
No. 636.

                                                              Nine Months
                                                          Ended September 30,
                                                         1994             1993
                                                                 (In Millions)

Investing Activities                                    $ (23)            $(51)


      The change in cash flows from investing activities is due to fluctuations in loans to Southern's parent and to the receipt in 1994 of insurance proceeds of $7.1 million related to damages from Hurricane Andrew.


Financing Activities                                    $(144)            $(43)


      Net cash used in financing activities increased due to the maturity and redemption of Southern's
$100 million 9 5/8 Percent Notes.

Capital Resources

      At September 30, 1994, Southern had available
$50 million under lines of credit. Southern also has a shelf registration with the Securities and Exchange
Commission for up to $200 million in debt securities of which $100 million has been issued. Southern expects to continue to use cash from operations and borrowings on the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

                                              September 30,       December 31,
Capitalization Information                        1994                1993

      Debt to Capitalization                       34%                41%


      The debt to capitalization ratio decreased for the 1994 period due to scheduled repayments of long-term debt.

ENVIRONMENTAL MATTERS

      The Environmental Protection Agency (EPA) notified
Southern by letter dated October 21, 1994, that Southern is a potentially responsible party (PRP) at a Superfund site in Mississippi known as the Pike County Drum Site.
Southern allegedly arranged for disposal of hazardous substances, pollutants, or contaminants at the site.
Since Southern has not yet had sufficient time even to conduct a preliminary investigation into the factual basis of the EPA's allegations or the potential legal liability the Company may have, if any, relating to the site, Southern cannot at this time make a reasonable estimate of whether it will incur costs and expenses related to this site that will be material.

      In connection with the Superfund Site in Alabama
known as the Fuels and Chemicals Site, both Southern and
the company in which a subsidiary of Sonat Exploration
is a 50-percent shareholder have signed an
Administrative Order on Consent for Removal Action (AOC)
with the EPA for removal actions at the site.  To
satisfy their obligations under the AOC, all of the
signatory PRP's to the AOC have entered into an
Indemnification, Reopener and Settlement Bank Fund
Agreement (the Indemnification Agreement) with one of
the largest PRP's who has agreed to undertake to perform
all remedial actions required by the AOC and any
additional response obligations required by EPA or the
Alabama Department of Environmental Management.   In
return for payments not material to Sonat, this PRP has agreed to indemnify the two Sonat entities against any further liability related to the AOC and a prior AOC dated July 20, 1993, (the Phase I AOC) unless costs of complying with the AOC and the Phase I AOC exceed a specified amount. Based on the information that it currently possesses, the Company does not expect the specified amount to be exceeded.

      During the course of retirement and removal of certain field compressors, Southern discovered soil and groundwater contamination in the Logansport and Joaquin
Fields, respectively, in the states of Louisiana and Texas. Although no link between Southern's operations and the groundwater contamination has been established, Southern notified the Louisiana Department of Environmental Quality (LADEQ) of this discovery because of a possibility that the groundwater contamination may be associated to some extent with Southern's past operations in the area. On November 8, 1994, Southern received a request from the LADEQ for an Assessment Work
Plan (the Plan) designed to determine the extent, source, and magnitude of soil and groundwater contamination discovered near one of the field compressors, including evaluation procedures used to determine recommendations for remediation of soil and groundwater. While Southern has not yet prepared the Plan, it has characterized the soil contamination at all of the field compressors and, based on the information currently in its possession, Southern believes that the cost to clean up such soil contamination will not be material. To date, Southern does not have in its possession sufficient information to reasonably estimate the cost, if any, that it may be required to bear for any cleanup of groundwater contamination. No reporting was required in Texas.

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

               PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      In Exxon Corporation v. Southern Natural Gas
Company, which is described in Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the U.S. District Court for the
Southern District of Texas entered a summary judgment order on August 29, 1994, upholding Southern's termination of its gas purchase contract with Exxon
Corporation ("Exxon") providing for the sale and purchase of gas produced from the Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana (the
"Contract"), which Southern gave notice of termination effective March 1, 1994. On September 6, 1994, Exxon filed an appeal of the summary judgment order with the U.S. Court of Appeals for the Fifth Circuit. Management remains unable to predict the outcome of this litigation or whether its position that it has the right to terminate the Contract will be sustained.

Item 6.               Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                                 Exhibits

10.1                    Service Agreements Nos. 901710
                        and 901711, effective June 1,
                        1994, and No. 902516, effective
                        October 1, 1994, between
                        Southern Natural Gas Company
                        and South Carolina Corporation,
                        filed as Exhibit 10.5 to Form
                        10-Q of Sonat Inc. for the
                        quarter ended September 30,
                        1994

10.2                    Service Agreement No. 902470,
                        effective September 1, 1994,
                        between Southern Natural Gas
                        Company and Atlanta Gas Light
                        Company, filed as Exhibit 10.6
                        to Form 10-Q of Sonat Inc. for
                        the quarter ended September 30,
                        1994


10.3                    Service Agreement No. 904460,
                        effective November 1, 1994,
                        between Southern Natural Gas
                        Company and Atlanta Gas Light
                        Company, filed as Exhibit 10.7
                        to Form 10-Q of Sonat Inc. for
                        the quarter ended September 30,
                        1994

10.4                    Service Agreement No. 904461,
                        effective November 1, 1994,
                        between Southern Natural Gas
                        Company and Atlanta Gas Light
                        Company, filed as Exhibit 10.8
                        to Form 10-Q of Sonat Inc. for
                        the quarter ended September 30,
                        1994

10.5                    Service Agreement No. 904480,
                        effective November 1, 1994,
                        between Southern Natural Gas
                        Company and Atlanta Gas Light
                        Company, filed as Exhibit 10.9
                        to Form 10-Q of Sonat Inc. for
                        the quarter ended September 30,
                        1994

10.6                    Service Agreement No. 904481,
                        effective November 1, 1994,
                        between Southern Natural Gas
                        Company and Atlanta Gas Light
                        Company, filed as Exhibit 10.10
                        to Form 10-Q of Sonat Inc. for
                        the quarter ended September 30,
                        1994

10.7                    Service Agreement No. S20150,
                        effective November 1, 1994,
                        between Southern Natural Gas
                        Company and Atlanta Gas Light
                        Company, filed as Exhibit 10.11
                        to Form 10-Q of Sonat Inc. for
                        the quarter ended September 30,
                        1994

10.8                    Service Agreement No. S20140,
                        effective November 1, 1994,
                        between Southern Natural Gas
                        Company and Atlanta Gas Light
                        Company, filed as Exhibit 10.12
                        to Form 10-Q of Sonat Inc. for
                        the quarter ended September 30,
                        1994

12                      Computation of Ratio of
                        Earnings to Fixed Charges filed
                        herewith

27                      Financial Data Schedule for the period
                        September 30, 1994, filed electronically with the Securities and Exchange Commission

(1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of 10 cents per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to R. David Hendrickson, Secretary, Southern
Natural Gas Company, P. O. Box 2563, Birmingham, Alabama
35202-2563.



(b)  Reports on Form 8-K


     The Company did not file any report on Form 8-K during the quarter ended September 30, 1994.


      SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES




                       SIGNATURES





    Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Southern Natural Gas Company



Date:       November 9, 1994            By:    /s/ Thomas W. Barker, Jr.
                                              Thomas W. Barker, Jr.
                                              Treasurer



Date:       November 9, 1994            By:    /s/ G. Layne Finlay
                                              G. Layne Finlay
                                              Vice President & Controller