Form 10-K405
period 1994-12-31
SOUTHERN NATURAL GAS CO
filed 1995-03-28
CIK 92232

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

     For the fiscal year ended December 31, 1994

                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                to
                                   ----------------  -------------------

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

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS OF JANUARY 31, 1995 -- NONE (ALL VOTING STOCK OF THE REGISTRANT IS HELD BY ITS PARENT COMPANY, SONAT INC.)

                  NUMBER OF SHARES OF COMMON STOCK, $3.75 PAR
                VALUE, OUTSTANDING ON JANUARY 31, 1995 -- 1,000

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

                                     None
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1994

  ITEM                                                                                   PAGE
- ---------                                                                               ------
PART I

Item  1.     Business...................................................................    I-1
             Order No. 636 Restructuring................................................    I-2
             Customer Settlement........................................................    I-3
             Markets -- Transportation and Sales........................................    I-4
             Gas Supplies...............................................................    I-6
             Administrative Law Judge Ruling Concerning Recoverability of Investment in
             Offshore Gas Supply Facilities; Settlement with Exxon Corp. ...............    I-7
             Potential Royalty Claims...................................................    I-7
             Sea Robin Pipeline Company.................................................    I-8
             Sonat Intrastate-Alabama Inc. .............................................    I-8
             Sonat Ventures Inc. .......................................................    I-9
             South Georgia Natural Gas Company..........................................    I-9
             Southern Energy Company....................................................    I-9
             Competition and Current Business Conditions................................    I-9
             Governmental Regulation....................................................   I-12
             Rate and Regulatory Proceedings............................................   I-12
             Environmental Matters......................................................   I-12
Item  2.     Properties.................................................................   I-13
Item  3.     Legal Proceedings..........................................................   I-13
Item  4.     Submission of Matters to a Vote of Security Holders......................Omitted*

PART II

Item  5.     Market for Registrant's Common Equity and Related Stockholder Matters......   II-1
Item  6.     Selected Financial Data....................................................   II-2
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of   II-3
             Operations.................................................................
Item  8.     Financial Statements and Supplementary Data................................  II-16
Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial   II-41
             Disclosure.................................................................

PART III

Item 10.     Directors and Executive Officers of the Registrant.......................Omitted*
Item 11.     Executive Compensation...................................................Omitted*
Item 12.     Security Ownership of Certain Beneficial Owners and Management...........Omitted*
Item 13.     Certain Relationships and Related Transactions...........................Omitted*

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........   IV-1

- ---------------

* Item Nos. 4, 10, 11, 12 and 13 have been omitted in reliance upon General Instruction J(1) and (2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     The principal business of Southern Natural Gas Company ("Southern"), which is a wholly owned subsidiary of Sonat Inc. ("Sonat"), is the transmission of natural gas in interstate commerce. Southern, including its subsidiaries, owns approximately 9,320 miles of interstate pipeline. Its pipeline system has a certificated daily delivery capacity of approximately 2.4 billion cubic feet ("Bcf") of natural gas. Southern's pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama, and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. Southern also has pipeline facilities offshore Texas connecting gas supplies to other pipelines that transport such gas to Southern's system. A map of Southern's pipeline system, including pipelines of its subsidiaries, appears on page I-11.

     Southern owns and operates Muldon Storage Field ("Muldon"), a large underground natural gas storage field in Mississippi connected to its pipeline system. Based on operating experience, Southern sought to have 21 Bcf of the certificated working storage capacity of Muldon reclassified to cushion gas, resulting in a certificated working storage capacity of 31 Bcf of gas. The Federal Energy Regulatory Commission (the "FERC"), approved Southern's reclassification application on a limited-term basis for a one-year period ending November 1, 1994, subject to a further review of engineering and geophysical data supporting the reclassification and Muldon's operations during the 1993-94 winter period. On December 30, 1994, Southern filed a comprehensive study with the FERC containing the data it had requested, which is pending FERC review. Southern believes the results of the study support the reclassification of working storage gas to cushion gas requested by Southern. Southern's limited-term authorization has been extended until the FERC completes its review of the study.

     Bear Creek Storage Company ("Bear Creek"), an unincorporated joint venture between wholly owned subsidiaries of Southern and Tenneco Inc., each of which is a 50-percent participant, owns a large underground natural gas storage field located in Louisiana that is operated by Southern and provides storage service to Southern and Tennessee Gas Pipeline Company, a subsidiary of Tenneco Inc., and their customers. The Bear Creek Storage Field has a total certificated working storage capacity of approximately 65 Bcf of gas, half of which is committed to Southern. At December 31, 1994, Bear Creek's gross facilities cost was approximately $246,902,000, its net facilities cost was approximately $164,257,000, and its participants' equity was $93,815,000. Southern had an investment in Bear Creek, including its equity in undistributed earnings, of $46,907,000 at December 31, 1994.

     Under the terms of Order No. 636, discussed below, effective November 1, 1993, Southern commenced providing contract storage services as part of its unbundled and restructured services. Consequently, most of Southern's working storage capacity at Muldon and its half of Bear Creek is now used for such services.

     Southern's interstate pipeline business is subject to regulation by the FERC, the U.S. Department of Energy's Economic Regulatory Administration (the "ERA"), and the U.S. Department of Transportation under the terms of the Natural Gas Policy Act of 1978 (the "NGPA"), the Natural Gas Act (the "NGA"), and various pipeline safety and environmental laws. See "Governmental Regulation" below for information concerning the regulation of natural gas transmission operations.

     Southern's business is subject to the usual operating risks associated with the transmission of natural gas through a pipeline system, which could result in property damage and personal injury. Sonat maintains broad insurance coverage on behalf of Southern limiting financial loss resulting from these operating risks.

     Additional business information concerning Southern and its wholly owned subsidiaries is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to consolidated Financial Statements in Part II of this report and is incorporated herein by reference.

     At March 1, 1995, Southern and its subsidiaries employed approximately 850 people.

     Southern's principal executive offices are located at 1900 Fifth Avenue North, AmSouth-Sonat Tower, Birmingham, Alabama 35203, and its telephone number is (205) 325-7410.

Order No. 636 Restructuring

     In 1992 the FERC issued its Order No. 636 (the "Order"), which required interstate natural gas pipeline companies, including Southern and South Georgia Natural Gas Company ("South Georgia"), a wholly owned interstate pipeline subsidiary of Southern, to make significant changes in the way they operate. The Order required pipelines, among other things, to (1) separate (unbundle) their sales, transportation, and storage services; (2) provide a variety of transportation services, including a "no-notice" service pursuant to which the customer is entitled to receive gas from the pipeline to meet fluctuating requirements without having previously scheduled delivery of that gas; (3) adopt a straight-fixed-variable method for rate design (which assigns more costs to the demand component of the rates than do other rate-design methodologies previously utilized by pipelines); and (4) implement a pipeline capacity release program under which firm customers have the ability to "broker" the pipeline capacity for which they have contracted. The Order also authorized pipelines to offer unbundled sales services at market-based rates and allowed for pregranted abandonment of some services.

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

     Interstate pipeline companies, including Southern, are incurring certain costs ("transition costs") as a result of the Order, the principal one being costs related to amendment or termination of, or purchasing gas at above-market prices under, existing gas purchase contracts, which are referred to as gas supply realignment ("GSR") costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the time the contracts were executed, and to the prudence of the amendments or terminations of the contracts. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

     On September 3, 1993, the FERC generally approved a compliance plan for Southern and directed Southern to implement its restructured services pursuant to the Order on November 1, 1993 (the "September 3 order"). Pursuant to Southern's compliance plan, GSR costs that are eligible for recovery include payments to reform or to terminate gas purchase contracts. Where Southern can show that it can minimize transition costs by continuing to purchase gas under the contract (i.e., it is more economic to continue to perform), eligible GSR costs would also include the difference between the contract price and the higher of (a) the sales price for gas purchased under the contract or (b) a price established by an objective index of spot-market prices. Recovery of these "price differential" costs is permitted for an initial period of two years.

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

     Southern's customers have generally opposed the recovery of its GSR costs based on both eligibility and prudence grounds. The September 3 order rejected the argument of certain customers that a 1988 take-or-pay recovery settlement bars Southern from recovering GSR costs under gas purchase contracts executed before March 31, 1989, which comprise most of Southern's GSR costs. Those customers subsequently filed motions urging the FERC to reverse its ruling on that issue. On December 16, 1993, the FERC affirmed its September 3 ruling with respect to the 1988 take-or-pay recovery settlement (the "December 16 order"). The

FERC's finding that the 1988 settlement is not a bar in general to the recovery as GSR costs of payments made to amend or to terminate these contracts does not prevent an eligibility challenge to specific payments, however, on the theory that they are actually take-or-pay costs that would have been unavoidable regardless of the Order. The December 16 order generally approved Southern's restructuring tariff submitted pursuant to the September 3 order. Various parties have sought judicial review of the September 3 and December 16 orders.

     As of December 31, 1994, Southern had either paid or accrued $134 million in GSR costs (including $4 million in interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. In addition, on February 17, 1995, Southern reached an agreement to resolve its remaining high-cost supply contracts with Exxon Corporation ("Exxon") by paying an additional $45 million in GSR costs and foregoing a claim against $19 million in price differential costs that have been paid to Exxon under an interim agreement entered into between the parties pending resolution of litigation contesting Southern's termination on March 1, 1994, of a gas purchase contract with Exxon. This agreement is conditioned upon the Customer Settlement (described below) becoming effective. Southern also has an agreement under which another high-cost contract price is reduced in exchange for monthly payments having a present value of approximately $44 million. Southern has received permission from the FERC to purchase an annuity in order to monetize this obligation.

     In addition to its GSR costs relating to termination or amendment of its remaining gas supply contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of December 31, 1994, Southern had incurred $69 million in price differential costs.

     Beginning in December 1993 Southern has made a number of filings with the FERC seeking to recover GSR costs paid through various periods prior to the filings. In each instance, the FERC has accepted Southern's filing subject to refund, and subject to a determination through a hearing before an administrative law judge regarding whether such costs were prudently incurred and are eligible for recovery under the Order. Southern's customers are opposing its recovery of its GSR costs in these proceedings based on both eligibility and prudence grounds. These proceedings, which have all been consolidated, are in the early stages of discovery and Southern cannot predict their outcome at this time.

Customer Settlement

     Southern filed with the FERC on March 15, 1995, a Stipulation and Agreement that would settle all of Southern's pending rate and GSR cost recovery proceedings ("Customer Settlement"). As of that date, Southern had been advised that customers representing more than 90 percent of the firm transportation capacity on its pipeline system intend to support the Customer Settlement. Pursuant to the Customer Settlement, which must be approved by the FERC, all issues in Southern's current and prior rate cases would be settled and Southern would credit against GSR costs incurred by Southern the full amount of Southern's rate reserves as of February 28, 1995, which were approximately $155 million. Such amount, less certain amounts withheld for potential rate refunds to parties, if any, that contest the Customer Settlement, will be credited in the aggregate to reduce the GSR costs borne by Southern's customers. Southern has filed with the FERC to implement reduced settlement rates for parties that support the Customer Settlement on an interim basis effective as of March 1, 1995, subject to reinstatement, pending FERC consideration and approval of the Customer Settlement. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. In the fourth quarter of 1994 Southern recognized a $27 million charge associated with the Customer Settlement, which includes anticipated amounts for GSR costs that Southern would not recover from its customers, and a $28 million provision relating to regulatory assets that will not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994.

     Southern's Customer Settlement would settle as to supporting parties all of the proceedings pursuant to which Southern is seeking recovery of its GSR costs as well as all of its other outstanding rate proceedings. If the Customer Settlement is ultimately approved by the FERC, all challenges to the recovery of Southern's

GSR costs would be resolved as to those customers supporting the Customer Settlement, including all issues related to eligibility and prudence. Additionally, Southern would absorb an agreed-upon portion of its total GSR costs, which was reflected in the provision for the Customer Settlement noted above.

     It is possible that the Customer Settlement will be contested by certain of Southern's customers, in which case the Customer Settlement, if approved by the FERC, will become effective only as to supporting parties and Southern's rates and GSR costs applicable to contesting parties would be determined by the outcome of Southern's pending rate and GSR proceedings, where Southern anticipates that those contesting customers will continue to challenge both the eligibility and prudence of such costs. It is also possible that the Customer Settlement might not be approved by the FERC or, if approved, might be modified in a way unacceptable to Southern or its customers.

     In its Customer Settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, recent contract renegotiations, and price differential costs actually incurred, the total amount of GSR costs is estimated to be approximately $328 million on a present-value basis. This amount includes the payments made or accrued through December 31, 1994, to amend or to terminate gas purchase contracts, price differential costs through December 31, 1994, and the $64 million cost that will be incurred under the settlement of existing contracts with Exxon, which will become effective if the Customer Settlement becomes effective. These costs collectively total $288 million. Thus, Southern currently estimates it will ultimately pay an additional $40 million in GSR costs. These amounts do not include an additional $87 million in GSR costs that would be incurred if the settlement with Exxon does not become effective and Exxon prevails in its lawsuit regarding Southern's March 1, 1994, termination of a contract relating to Exxon's reserves in its Mississippi Canyon blocks. See "Administrative Law Judge Ruling Concerning Recoverability of Investment in Offshore Gas Supply Facilities; Settlement with Exxon Corporation" below.

     Until the Customer Settlement is approved, Southern plans to make additional rate filings quarterly to recover its price differential costs and any other GSR costs. Additionally, Southern will continue to make monthly filings designed to adjust the billing determinants and associated surcharges for its firm transportation customers to reflect changes in the level of systemwide contract demands and effective carrying charges that occur from time to time.

     If the Customer Settlement is not approved, Southern cannot predict the ultimate outcome of its Order No. 636 restructuring proceedings, its rate filings to recover its GSR costs, or its other outstanding rate proceedings.

Markets -- Transportation and Sales

     As described above, effective November 1, 1993, Southern and South Georgia (collectively "Southern" unless the context indicates otherwise), restructured their services in compliance with FERC Order No. 636 by separating their transportation, storage, and merchant services. With the exception of some limited sales necessary to dispose of its gas supply remaining under contract, Southern essentially became solely a transporter of natural gas. Effective May 5, 1992, South Georgia had converted all its sales service to transportation-only service and Southern had begun to provide a gas sales service to South Georgia's former sales customers.

     Southern transports or sells gas at wholesale for distribution for domestic, commercial, and industrial uses to nine gas distributing companies, to 113 municipalities and gas districts, and to eight connecting interstate pipeline companies. Southern also transported gas directly to 56 industrial end-users in 1994. Southern principally transports gas to resale and industrial customers and to other pipelines and, as indicated, continues to sell some limited volumes of gas at wholesale for distribution. The principal industries served directly by Southern's pipeline system and indirectly through its resale customers' distribution systems include the chemical, pulp and paper, textile, primary metals, stone, clay, and glass industries.

     Transportation volumes in 1994 for Southern and all of its subsidiaries were 886 Bcf, which was all of Southern's throughput in 1994, compared with transportation volumes in 1993 of 763 Bcf, which was 91 percent of Southern's total 1993 throughput of 836 Bcf. Sales to resale distribution customers, including municipalities and gas districts, accounted for virtually all of 1994 sales of 103 Bcf and 1993 sales of 73 Bcf (excluding the sale of storage inventory). The volumes associated with the 1994 sales are included in transportation volumes because, as required by Order No. 636, all sales are now made at the receipt points where the gas enters Southern's pipeline system. Likewise, Southern had sales of 19 Bcf during November and December 1993 (following implementation of its Order No. 636 restructuring) that were made at the receipt points where the gas entered its pipeline system; consequently, those volumes are included within the 763 Bcf of transportation volumes for 1993.

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

     In accordance with the September 3 order approving Southern's Order No. 636 compliance plan, Southern solicited service elections from its customers in order to implement its restructured services on November 1, 1993. Southern's largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company (collectively "Atlanta"), signed firm transportation service agreements with transportation demands of 582 million cubic feet per day for a one-year term that ended October 31, 1994, and 118 million cubic feet per day for a term extending until April 30, 2007. This represented an aggregate reduction of 100 million cubic feet per day from Atlanta's level of service prior to November 1, 1993. Southern's other customers elected in aggregate to obtain an amount of firm transportation services that represented a slight increase from their level of firm sales and transportation services from Southern prior to Southern's implementation of Order No. 636 for terms ranging from one to ten or more years. Alabama Gas Corporation ("Alagasco"), Southern's second largest customer, executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008.

     Atlanta elected to renew its firm transportation service agreements with transportation demands of 582 million cubic feet per day, which expired October 31, 1994, for a one-year term beginning November 1, 1994. In September and October of 1994 Atlanta Gas Light Company and South Carolina Pipeline Corporation ("SCPL") executed three-year firm service agreements with transportation demands of an additional 100 million cubic feet per day and 28 million cubic feet per day, respectively. With these additional subscriptions, substantially all of Southern's firm market-area capacity currently available became fully subscribed.

     If the Customer Settlement becomes effective, Atlanta will amend its firm transportation contracts for an aggregate of 682 million cubic feet per day to extend their primary terms for a period of three years beginning March 1, 1995. An additional 118 million cubic feet per day would remain under its current term to April 30, 2007. If the Customer Settlement becomes effective, SCPL will amend its firm transportation contract for 28 million cubic feet per day to extend its primary term for a period of three years beginning March 1, 1995. Such extension will be in addition to the remaining 160 million cubic feet per day of SCPL's firm transportation services that remain in effect under terms extending from 1997 through 2003.

     Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636 Southern is attempting to terminate its remaining gas purchase contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it ("take-or-pay" clauses). Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining supply contracts, Southern sold a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term that began November 1, 1993. A portion of these sales agreements were extended for an additional one-year term, while the sales agreements with Atlanta were extended through March 31, 1995. Certain customers, including Atlanta, have advised Southern that if the Customer Settlement becomes effective, they will extend their sales agreements through November 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis. Subject to the cost-sharing mechanism in the Customer Settlement, pursuant to which Southern will absorb an agreed-upon portion of its total GSR costs, Southern will recover in accordance with the Customer Settlement or, pending approval of the Customer Settlement, will file to recover as a GSR cost pursuant to Order No. 636, the difference between the cost associated with the gas supply contracts and the revenue from the sale agreements and month-to-month sales as well as any cost previously incurred or to be incurred as a result of Order No. 636 to terminate or to reduce the price under Southern's remaining gas supply contracts.

     Transportation and sales by Southern to three unaffiliated distribution customers, Atlanta, Alagasco, and SCPL, accounted for approximately 33 percent, 16 percent, and nine percent, respectively, of Southern's 1994 consolidated revenues. Atlanta and Alagasco were the only two customers that accounted for ten percent or more of Southern's consolidated revenues for 1994.

     Southern continues to pursue growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On May 1, 1994, Southern completed its second pipeline expansion into northern Florida and southwestern Georgia, which increased firm daily capacity by 40 million cubic feet per day. On July 22, 1994, Southern filed an application with the FERC for authorization to construct a 21-mile pipeline extension to a delivery point near Chattanooga that will deliver natural gas to a group of new customers that have signed ten-year contracts for firm transportation volumes totaling approximately 11 million cubic feet per day.

     For additional information regarding Southern's transportation and sales of gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report.

Gas Supplies

     During 1994 Southern reduced the number of its existing long-term gas supply contracts from 60 at the end of 1993 to 31 at the end of 1994. The following table contains information as to Southern's gas supply and the general sources from which that supply was purchased during the years 1992 through 1994.

                                                                         MMcf*
                                                            -------------------------------
                                                             1992        1993        1994
                                                            -------     -------     -------
     Purchased from non-affiliates......................    109,578     102,492      96,992
     Purchased from affiliates..........................     11,003       7,317       5,795
                                                            -------     -------     -------
               Total Purchases..........................    120,581     109,809     102,787

- ---------------

* As used in this report, the term "Mcf" means thousand cubic feet; the term "MMcf" means million cubic feet; and the term "Bcf" means billion cubic feet. All volumes of natural gas referred to in this report are stated at a pressure base of 14.73 pounds per square inch absolute ("psia") and at 60 degrees Fahrenheit.

     Southern entered into no new long-term gas supply agreements in 1994, due to the cessation of its merchant role because of Order No. 636 as discussed above. Since Order No. 636 prohibits Southern from providing its traditional bundled merchant service, Southern does not anticipate at this time that it will need to contract for the long-term purchase of any additional natural gas supplies in the future, except for the two contracts entered into with Exxon as part of the settlement described below, which, if the Exxon settlement becomes effective, will replace six above-market-priced contracts with longer terms. Southern will purchase minimal volumes of gas from time to time as may be required for system management purposes. Southern does expect, however, that adequate gas supplies will need to continue to be available to its system; consequently, Southern has continued its efforts to have new gas supplies attached to its system.

Administrative Law Judge Ruling Concerning Recoverability of Investment in Offshore Gas Supply Facilities; Settlement with Exxon Corporation

     In an initial decision issued on May 2, 1994, which Southern has appealed, an administrative law judge ruled, in a rate case Southern had filed before the FERC, that Southern could not include in its rates the approximately $45 million cost of certain pipeline facilities placed in service by Southern in 1992 to connect to its interstate pipeline system extensive new gas reserves being developed by Exxon in the Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana (the "Mississippi Canyon Facilities").The judge ruled that Southern's recovery of these costs was precluded by the 1988 settlement with Southern's customers that limits the amount of take-or-pay payments Southern may recover in its rates. The judge found that the cost of the facilities constitutes non-cash consideration to Exxon for a 1989 take-or-pay settlement and is therefore subject to the dollar "cap" on these payments contained in the 1988 settlement. Southern has previously recovered the maximum amount permitted by the 1988 settlement in its rates. Southern has appealed the administrative law judge's decision to the FERC, but cannot predict the outcome of this appeal.

     The Customer Settlement provides that, as to customers supporting the settlement, the costs of the Mississippi Canyon Facilities will be recovered by Southern on a rolled-in basis and the 1988 take-or-pay settlement cap will not preclude Southern's recovery of such costs. On February 17, 1995, Southern reached a settlement with Exxon pursuant to which, in return for an additional cash payment by Southern of $45 million, plus allowing Exxon to retain $19 million in price differential costs already paid to Exxon, all existing gas purchase contracts would be terminated, two new gas purchase contracts would be entered into having three-year terms and providing for market-based index prices, and a lawsuit regarding Southern's termination of the gas purchase contract covering gas reserves connected by the Mississippi Canyon Facilities (the "Mississippi Canyon Contract") would be dismissed. The settlement with Exxon is contingent on FERC approval of the Customer Settlement.

     If this settlement with Exxon does not become effective, total GSR costs under the Mississippi Canyon Contract through the scheduled renegotiation of its pricing provisions in 1997 are estimated to be approximately $125 million on a present-value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future gas market prices) are not known today with certainty and there is a wide range of possible outcomes for each assumption. In addition, Southern has given notice to Exxon that effective March 1, 1994, it has terminated the Mississippi Canyon Contract pursuant to certain provisions of the contract. Such termination, if effective, would reduce GSR costs associated with such contract to $14 million. Exxon has filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern. The court entered a summary judgment order upholding Southern's termination of this contract, which Exxon has appealed to the Fifth Circuit Court of Appeals. Southern's customers are challenging the recovery of GSR costs attributable to such contract on eligibility and prudence grounds and on the basis that such costs also constitute non-cash consideration for the 1989 take-or-pay settlement with Exxon and thus are not recoverable due to the 1988 take-or-pay cost cap. If the settlement with Exxon does not become effective, Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon Facilities or its pending litigation with Exxon regarding Southern's notice of termination of the Mississippi Canyon Contract.

Potential Royalty Claims

     In connection with certain of its settlements of take-or-pay claims made by producers during the 1980s, Southern indemnified the producers against various potential claims related to the settlement that might be made by royalty owners. Southern has thus far been notified by ten producers of potential royalty claims under the indemnity provisions of various settlement agreements. The claims for which Southern may have to indemnify these producers have been asserted by both private lessors with respect to onshore leases and the Minerals Management Service of the U.S. Department of the Interior (the "MMS") with respect to federal offshore and Indian leases. Southern has spent approximately $1.2 million to date in settlement of claims of this type. Under the terms of a 1988 take-or-pay recovery settlement with Southern's customers, Southern is entitled to seek recovery of such costs related to federal offshore or Indian leases under the FERC's Order No. 500 cost-sharing procedures. The customers are entitled, however, to challenge any effort by Southern to recover those costs. Southern is unable to state whether any additional royalty claims based on Southern's indemnification provisions in its take-or-pay settlements will be asserted or to predict the outcome of any such claims or resulting litigation or of Southern's efforts to recover from its customers any amounts it may pay, but believes that these claims will not have a material adverse effect on Southern's financial condition or results of operations.

Sea Robin Pipeline Company

     Sea Robin Pipeline Company ("Sea Robin"), a wholly owned subsidiary of Southern, owns and operates a 438-mile pipeline system located in the Gulf of Mexico through which it gathers natural gas and condensate for others and delivers those products to shore for condensate removal and gas processing and redelivery to five downstream transmission pipelines. See the system map on page I-11. Sea Robin is a transportation-only pipeline that has restructured in compliance with FERC Order No. 636. During 1994 Sea Robin connected three new offshore gas fields to its system at a cost of $9 million. Sea Robin has also executed contracts to connect a new deepwater offshore production area to its system during 1995 at an expected cost of $1.1 million. Sea Robin transported approximately 282 Bcf of natural gas in 1994 compared to 287 Bcf in 1993. These Sea Robin volumes are included within the Southern transportation volumes discussed earlier.

     During the past year the FERC has issued a series of orders in which it has found that certain facilities operated by interstate natural gas transmission companies and, in some instances, facilities previously certificated under the NGA, are exempt from its jurisdiction pursuant to Section 1(b) of the NGA because they qualify as gathering facilities. Sea Robin began discussions during the fourth quarter of 1994 with the shippers on its pipeline system regarding the terms under which it would gather gas supplies for its existing shippers as a gathering company not subject to the jurisdiction of the FERC. As of March 1, 1995, Sea Robin has executed new gathering contracts with shippers representing approximately 53 percent of its annual deliveries in 1994. Discussions are continuing with the remaining shippers. Sea Robin's general proposal to all of its shippers includes maintenance of Sea Robin's existing rates for five years, following which the gathering rates will be adjusted on an annual basis by application of an inflation index. Sea Robin has negotiated gathering contracts with each shipper on an individual basis, however, and the specific terms and conditions of each contract may vary.

     On January 20, 1995, Sea Robin filed a petition requesting the FERC to declare that Sea Robin's facilities are exempt from the jurisdiction of the FERC under Section 1(b) of the NGA. Shippers representing approximately 21 percent of Sea Robin's annual deliveries in 1994 have filed in opposition to Sea Robin's petition at the FERC. The new gathering contracts described above are contingent on the FERC granting Sea Robin's request. If Sea Robin's petition is approved by the FERC, Sea Robin expects that the FERC will require it to tender to those shippers with which it has been unable to reach agreement a "default contract" that will provide for gathering services under Sea Robin's existing rates, as adjusted for inflation, for a two-year term. In addition to their protests in the gathering proceeding, on February 16, 1995, several of Sea Robin's shippers filed with the FERC a complaint against Sea Robin under Section 5 of the NGA claiming that Sea Robin's rates are unjust and unreasonable. Any reduction in Sea Robin's rates as a result of this complaint, however, could be implemented only on a prospective basis. Sea Robin is unable to predict the outcome of either of these proceedings.

Sonat Intrastate-Alabama Inc.

     Sonat Intrastate-Alabama Inc. ("SIA"), a wholly owned subsidiary of Southern, owns and operates a 454-mile intrastate pipeline system extending from natural gas fields and coal seam gas production areas in the Black Warrior Basin in northwest and central Alabama to connections with customers in Alabama, as well as interconnections with three other pipelines, including Southern. See the system map on page I-11. SIA's throughput in 1994 was approximately 38 Bcf compared to 36 Bcf in 1993.

Sonat Ventures Inc.

     Sonat Ventures Inc. ("Ventures"), a wholly owned subsidiary of Southern, was created in January 1992 for the purpose of commercializing alternative uses for natural gas and to engage in various activities related to the purchase and marketing of natural gas. Sonat NGV Technology Inc. ("Sonat NGV"), a wholly owned subsidiary of Ventures, was created in July 1992. Sonat NGV, along with Georgia Energy Company, a wholly owned subsidiary of Atlanta Gas Light Company, and Natural Gas Vehicles Development Company Southeast, Inc., formed a joint venture in 1992 to convert vehicles to natural gas. In 1994 this joint venture was reorganized into a Georgia limited liability company, NGV Southeast Technologies Center, L.L.C. ("NGV Southeast"). The conversion facility near Atlanta, Georgia, opened in February 1993. In addition to the conversion of vehicles, NGV Southeast has constructed a mobile source emissions testing laboratory, which is scheduled for completion during the second quarter of 1995. NGV Southeast intends to seek certification by the U. S. Environmental Protection Agency to perform vehicular emissions tests. During 1993 Ventures also entered into two joint ventures with affiliates of local distribution companies in Alabama and Florida to construct, own, and operate natural gas vehicle refueling stations as well as finance the conversion of fleet vehicles. The first station in Alabama began operating in March of 1994 and the first station in Florida is expected to begin operating in the second quarter of 1995. A Florida limited partnership, in which Ventures is a 50-percent general partner and an affiliate of a Florida local distribution company is a 50-percent general partner, entered into a joint venture in January 1995 with Amoco Oil Company to develop a public fueling infrastructure for vehicular natural gas in Dade, Broward, and Palm Beach Counties, Florida.

South Georgia Natural Gas Company

     South Georgia, a wholly owned subsidiary of Southern, owns and operates a 909-mile interstate natural gas transmission system located in eastern Alabama, southern Georgia, and the Florida Panhandle. See the system map on page I-11. As described above, South Georgia has restructured pursuant to Order No. 636 and is a transportation-only pipeline. South Georgia transported approximately 34 Bcf of natural gas in 1994 compared to 32 Bcf in 1993. These South Georgia volumes are included within the Southern transportation volumes discussed earlier.

Southern Energy Company

     Southern Energy Company ("Southern Energy"), a wholly owned subsidiary of Southern, owns a liquefied natural gas ("LNG") receiving terminal near Savannah, Georgia, which was constructed for a project, now terminated, to import LNG from Algeria. The terminal has been inactive since the early 1980s. On July 22, 1992, the FERC issued an order approving a settlement relating to Southern Energy's LNG facilities. The settlement resolved a number of outstanding rate and accounting issues and preserved an option for customers of Southern Energy to obtain LNG through this facility at least through the year 1999.

Competition and Current Business Conditions

     The natural gas transmission industry, although regulated, is very competitive. Since the mid-1980s customers have switched their volumes from a bundled merchant service to transportation service, acquiring gas supply under unregulated arrangements. Southern competes with several pipelines for the transportation business of its customers and at times discounts its transportation rates in order to maintain market share. Southern continues to provide a limited merchant service with gas supply remaining under contract and, in this capacity, competes with other suppliers, pipelines, gas producers, marketers, and alternate fuels.

     Natural gas is sold in competition principally with fuel oil, coal, liquefied petroleum gases, electricity, and heavy crude oil. An important consideration in Southern's markets is the ability of natural gas to compete with alternate fuels. Residual fuel oil, the principal competitive alternate fuel in Southern's market area, was at certain times in 1994, and may be at times in the future, priced at or below the comparable price of natural gas in industrial and electric generation markets. Some parts of Southern's market area are also served by one or more other pipeline systems that can provide transportation as well as sales service in competition with Southern. Southern's two largest customers are both able to obtain a portion of their natural gas requirements through transportation by other pipelines.

     FERC's Order No. 636 mandates a rate design, known as straight fixed-variable ("SFV"), that is designed to allow pipelines to recover substantially all fixed costs, a return on equity, and income taxes in the capacity reservation component of their rates. The firm transportation customers of Southern (with the exception of certain small customers) must pay these reservation charges regardless of the volumes shipped. Accordingly, the SFV rate design should result in greater stability in the earnings and cash flows of interstate pipelines, including Southern.

                   [SOUTHERN NATURAL PIPELINE MAP GOES HERE]

Governmental Regulation

     Southern is subject to regulation by the FERC and by the Secretary of Energy under the NGA, the NGPA, and the Department of Energy Organization Act of 1977 (the "DOE Act"). Southern's interstate transmission subsidiaries are also subject to such regulation.

     The NGA, modified by the DOE Act, grants to the FERC authority to regulate the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement, or abandonment of such facilities. Southern and its interstate transmission subsidiaries hold required certificates of public convenience and necessity issued by the FERC authorizing them to construct and operate all pipelines, facilities, and properties now in operation for which certificates are required, and to transport and sell natural gas in interstate commerce.

     The FERC also has authority to regulate the transportation of natural gas in interstate commerce and the sale of natural gas in interstate commerce for resale. Although the FERC still retains jurisdiction over their resale rates, following the implementation of Order No. 636, Southern and other interstate pipeline companies are now permitted to charge market-based rates for gas sold in interstate commerce for resale. Transportation rates remain fully regulated. As necessary, Southern and its interstate transmission subsidiaries file with the FERC applications for changes in their transportation rates and charges designed to allow them to recover fully their costs of providing such service to their customers, including a reasonable rate of return. These rates are normally allowed to become effective, subject to refund, until such time as the FERC rules on the actual level of rates. See "Rate and Regulatory Proceedings" below.

     Regulation of the importation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this import jurisdiction to the FERC and the ERA.

     Southern and its natural gas transmission subsidiaries are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline and LNG plant safety requirements, and to the National Environmental Policy Act and other environmental legislation. Southern and its natural gas transmission subsidiaries have a continuing program of inspection designed to keep all of their facilities in compliance with pollution control and pipeline safety requirements and believe that they are in substantial compliance with applicable requirements. Southern's capital expenditures to comply with environmental and pipeline safety regulations were approximately $13 million in 1994 compared to $14 million in 1993. It is anticipated that such expenditures will be approximately $20 million in 1995.

     Rate and Regulatory Proceedings. Various matters pending before the FERC, or before the courts on appeal from the FERC, relating to, or that could affect, Southern or one or more of its subsidiaries are described in Part II of this report in Note 8 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Rate Matters," which are incorporated herein by reference. As described in Note 8, several general rate changes have been implemented by Southern and remain subject to refund and Southern filed with the FERC on March 15, 1995, a Customer Settlement (described above) that, if it is approved by the FERC and becomes effective, would resolve all outstanding rates and GSR cost recovery proceedings as to supporting customers.

Environmental Matters

     Various environmental matters relating to, or that could affect, Southern or one or more of its subsidiaries are described in Part II of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Issues," which is incorporated herein by reference.

ITEM 2.  PROPERTIES

     A description of Southern's and its subsidiaries' properties is included under Item 1. Business above and is incorporated by reference herein.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding certain proceedings pending before federal regulatory agencies, see Note 8 of the Notes to Consolidated Financial Statements in Part II of this report. For information regarding various environmental matters relating to, or that could affect, Southern or one or more of its subsidiaries, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this report under the caption "Environmental Issues."

     Arcadian Corporation v. Southern Natural Gas Company and Atlanta Gas Light Company was filed in January 1992 in the U.S. District Court for the Southern District of Georgia. This lawsuit was filed against Southern and Atlanta Gas Light Company ("Atlanta") for alleged violation of the antitrust laws in connection with Southern's refusal to provide direct service to the Plaintiff, Arcadian Corporation ("Arcadian"). Arcadian claims actual damages of at least $15 million, which could be trebled under the antitrust laws. Southern and Arcadian executed an agreement settling this lawsuit on November 30, 1993. The settlement provides that the lawsuit will be dismissed with prejudice upon final, nonappealable approval by the FERC of the direct connection and transportation service requested by Arcadian. Pending such approval the lawsuit has been stayed. On May 12, 1994, the FERC issued an order granting such approval. Atlanta and others sought rehearing on the May 12 order. Atlanta also filed a petition for review of such order in the Court of Appeals. The FERC has not acted upon the rehearing requests other than to give itself more time to consider the rehearing petition. While management believes it has meritorious defenses and intends to defend the suit vigorously if the stay were to be lifted, given the inherently unpredictable nature of litigation and the relatively early state of discovery in the case, management is unable to predict the ultimate outcome of the proceeding if it were to go forward.

     Exxon Corporation v. Southern Natural Gas Company was filed in February 1994 in the U.S. District Court for the Southern District of Texas. Exxon Corporation ("Exxon"), the plaintiff in this suit, asked the court to declare that Southern has no right to terminate a gas purchase contract with Exxon providing for the sale and purchase of gas produced from Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana (the "Contract"), which Southern gave notice of termination effective March 1, 1994. In the alternative, Exxon alleged that Southern has repudiated and breached the Contract and asked for an unspecified amount of monetary damages. Southern's customers are challenging the recovery of GSR costs attributable to the Contract. See the discussion above in
Item 1 under the caption "Administrative Law Judge Ruling Concerning Recoverability of Investment in Offshore Gas Supply Facilities; Settlement with Exxon Corporation." The U.S. District Court for the Southern District of Texas entered a summary judgment order on August 29, 1994, upholding Southern's termination of the Contract. On September 6, 1994, Exxon filed an appeal of the summary judgment order with the U.S. Court of Appeals for the Fifth Circuit, which remains pending. On February 17, 1995, Southern reached a settlement with Exxon pursuant to which this lawsuit would be dismissed. The settlement with Exxon, however, will not become effective until the Customer Settlement (described above in Item 1) is effective. Pending the settlement becoming effective, therefore, Exxon's appeal has been stayed. If it were to go forward, management is unable to predict the outcome of this litigation or whether its position that it has the right to terminate the Contract would be sustained.

     Southern Natural Gas Company v. ARCO Oil and Gas Company, d/b/a Vastar Resources, Inc., was filed in January 1994 in Civil District Court for the Parish of Orleans, Louisiana, and Vastar Resources, Inc. v. Southern Natural Gas Company was filed in April 1994 in the 125th Judicial Court of Harris County, Texas. Vastar Resources, Inc. ("Vastar") and Southern filed separate actions to petition these respective state courts to determine the price of gas under a 1949 contract between Vastar and Southern, providing for the purchase and sale of gas from the Logansport and Joaquin Fields located in Louisiana and Texas. Southern maintains that a provision of the contract provides for a market price, while Vastar maintains that the contract price is based upon the last regulated price in effect,adjusted for escalation. The parties have deferred the matter to arbitration and the two lawsuits have been stayed pending the outcome of that proceeding, which is scheduled to begin April 3, 1995, in New Orleans, Louisiana. Southern has recorded its reasonably estimable losses in connection with these proceedings, but will seek to recover as a GSR cost any amounts for gas purchases at prices above spot-market that may ultimately be determined it owes to Vastar as a result of these proceedings.

     Southern and its subsidiaries are involved in several other lawsuits, all of which have arisen in the ordinary course of business. Southern does not believe that any ultimate liability resulting from any of these other pending lawsuits will have a material adverse effect on it.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS


        All of the common stock of Southern is held by its parent company, Sonat Inc.; accordingly, there is no market for the stock. The following table shows the quarterly cash dividends paid on Southern's common stock during the past two years.

                    QUARTER                        TOTAL DIVIDENDS PAID
                    -------                        --------------------

                     1994
                     ----
                    First                               $12,400,000
                    Second                               12,400,000
                    Third                                12,400,000
                    Fourth (1)                           12,400,000
                                                        -----------

                                                        $49,600,000
                                                        ===========

                     1993
                     ----

                    First                               $12,400,000
                    Second                               12,400,000
                    Third                                12,400,000
                    Fourth                               12,400,000
                                                        -----------

                                                        $49,600,000
                                                        ===========

        (1) Excludes a special noncash dividend declared by Southern of $100 million to Sonat, which was satisfied by forgiveness of an intercompany loan to Sonat.

ITEM 6. SELECTED FINANCIAL DATA

        Shown below is selected consolidated financial data for Southern and its subsidiaries.

                                                                      YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------

                                                    1994          1993          1992           1991          1990
                                                    ----          ----          ----           ----          ----

                                                                            (In Millions)

Revenues                                          $  765.1      $  832.6      $  728.6       $  760.4      $  703.3
Costs and Expenses                                   672.3         686.0         578.0          623.9         594.3
                                                  --------      --------      --------       --------      --------
Operating Income                                      92.8         146.6         150.6          136.5         109.0
Other Income, Net                                      9.5           9.4           8.9           10.4          26.0
Interest Expense, Net                                (26.2)        (28.4)        (32.8)         (27.6)        (31.2)
                                                  --------      --------      --------       --------      --------
Income Before Income Taxes                            76.1         127.6         126.7          119.3         103.8
Income Taxes                                          28.3          43.5          47.3           45.9          36.5
                                                  --------      --------      --------       --------      --------
       Net Income (1)                             $   47.8      $   84.1      $   79.4       $   73.4      $   67.3
                                                  ========      ========      ========       ========      ========


Assets                                            $1,375.2      $1,531.2      $1,425.7       $1,426.5      $1,424.1

Debt Maturing Within One Year                     $    7.0      $  107.3      $    6.8       $    6.1      $    9.3
Long-Term Debt                                       323.9         329.4         435.5          340.1         341.6
Stockholder's Equity                                 519.2         620.0         585.5          655.7         631.7
                                                  --------      --------      --------       --------      --------

Total Capitalization                              $  850.1      $1,056.7      $1,027.8       $1,001.9      $  982.6
                                                  ========      ========      ========       ========      ========


        (1) Net income in 1994 includes a charge of $33.5 million related to the recognition of significant unusual items. See Customer Settlement discussion in Note 8 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          SOUTHERN NATURAL GAS COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The principal business of Southern Natural Gas Company and its subsidiaries (Southern) is the interstate transmission of natural gas in the southeastern United States, which is regulated by the Federal Energy Regulatory Commission (FERC). In the future, Southern will have some operations that are not regulated. Southern's parent, Sonat Inc., transferred to Southern its investments in three small unregulated companies effective January 1, 1995 (see
Note 3 of the Notes to Consolidated Financial Statements). In addition, Sea Robin Pipeline Company, a wholly owned subsidiary of Southern, has filed a petition with the FERC requesting it be declared an unregulated gas gathering system.

        In November 1993, Southern separated its transportation, storage and merchant services to comply with Order No. 636 (see following discussion) and essentially became solely a gas transporter. Even before the Order No. 636 restructuring, customers had switched much of their volumes from a bundled merchant service to transportation service, acquiring gas supply under unregulated arrangements. Southern competes with several pipelines for the transportation business of its customers and at times discounts its transportation rates in order to maintain market share. Although it is now predominately a transporter of natural gas, Southern continues to provide a limited merchant service with gas supply remaining under contract.

        Southern is pursuing growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On May 1, 1994, Southern completed its second pipeline expansion into northern Florida and southwestern Georgia, which increased firm daily capacity by 40 million cubic feet per day. On July 22, 1994, Southern filed an application with the FERC for authorization to construct a 21-mile pipeline extension to a delivery point near Chattanooga, Tennessee, that will deliver natural gas to a group of new customers who have signed 10-year contracts for firm transportation volumes totaling approximately 11 million cubic feet per day. Also, Florida Gas Transmission Company, a subsidiary of Citrus Corp. (50 percent-owned by Sonat), contracted in February 1995 for 100 million cubic feet per day of new firm transportation to be delivered from Southern's system.

OPERATIONS
- ----------

Years Ended December 31,                                           1994              1993            1992
- ---------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
Revenues:
   Natural gas sales                                               $234              $541            $489
   Market transportation and storage                                321               170             124
   Supply transportation                                             37                50              51
   Other                                                            173                72              65
                                                                   ----              ----            ----
     Total Revenues                                                $765              $833            $729
                                                                   ====              ====            ====

Natural Gas Cost:
   Purchased from others                                           $213              $342            $247
   Purchased from affiliates                                         16                23              23
                                                                   ----              ----            ----
     Total Natural Gas Cost                                        $229              $365            $270
                                                                   ====              ====            ====

Transition Cost Recovery and
   Gas Purchase Contract
   Settlement Costs                                                $116              $ 52            $ 52
                                                                   ====              ====            ====

Depreciation and Amortization                                      $ 47              $ 64            $ 74
                                                                   ====              ====            ====

Operating Income                                                   $ 93              $147            $151
                                                                   ====              ====            ====

Equity in Earnings of Joint Venture                                $  9              $  9            $  8
                                                                   ====              ====            ====

                                                                             (Billion Cubic Feet)
Volumes:
   Natural gas sales (excludes storage gas)                           -                73             109
   Market transportation                                            551               435             391
                                                                   ----              ----            ----
     Total Market Throughput                                        551               508             500
   Supply transportation                                            335               328             342
                                                                   ----              ----            ----
     Total Volumes                                                  886               836             842
                                                                   ====              ====            ====

   Transition gas sales                                             103                19               -
                                                                   ====              ====            ====

        1994 Versus 1993. Excluding the effect of a $27 million charge made in the fourth quarter of 1994 associated with a comprehensive customer rate settlement that was filed by Southern with the FERC in March 1995 (the Customer Settlement) and a $28 million provision relating to regulatory assets that will not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994 (see Corporate Restructuring), Southern's operating income for 1994 increased slightly compared with 1993. (See Rate Matters for a discussion of the Customer Settlement.) Both of these provisions were reflected in operating and maintenance expense. The increase was primarily attributable to higher transportation revenue resulting from the sale of unsubscribed firm transportation capacity and lower general and administrative costs.

        Southern's gas sales revenues and gas costs were down significantly in 1994 as a result of implementing Order No. 636 and primarily represent recognition of gas sales made from supply remaining under contract after the implementation of Order No. 636 (see Order No. 636 discussion below). The volumes associated with these sales are included in transportation volumes because, as required by Order No. 636, all sales are now made at the wellhead. Another factor in the decrease in revenues was the recovery of $42 million of Order No. 500 costs in 1993 gas sales and transportation revenues. Higher transportation revenues and volumes are a result of the shift from sales to transportation due to the implementation of Order No. 636. Southern's transportation revenues and depreciation and amortization expense in 1994 include a $16 million decrease reflecting a retroactive reduction in certain depreciation rates. Other revenue increased in 1994 compared with 1993 primarily due to the recovery of $108 million of transition costs related to the implementation of Order No. 636. Included in other revenue and operating and maintenance expense in 1994 is a $38 million adjustment related to the recognition of fuel revenue and expense.

        General and administrative costs decreased primarily due to lower employee costs, including stock-based compensation expense.

        1993 Versus 1992. Excluding the $9.6 million favorable effect of recognizing a settlement in 1992 relating to Southern Energy Company's (a subsidiary of Southern) idle liquefied natural gas facility, Southern's operating results were up 4 percent in 1993.

        Gas sales revenue and gas costs were abnormally high at Southern due to the sale, at cost, of $123 million of storage gas inventory pursuant to the implementation of Order No. 636 on November 1, 1993. Other revenue increased in 1993 compared to 1992 due to lower excess royalty reserves and higher take-or-pay revenues. Total market throughput increased 2 percent; however, Order No. 636 resulted in a shift in volumes from sales to market transportation. Supply transportation volumes decreased due to competition from other pipelines.

        The decrease in depreciation and amortization expense in 1993 compared with 1992 was due to the inclusion of $12 million of depreciation expense in 1992 from Southern Energy's settlement related to its idle liquefied natural gas facility. Operating and maintenance expense increased in 1993 due to reversal of $22 million of operating and maintenance expense in 1992 related to Southern Energy's settlement. General and administrative expense was up in 1993 due to a $4 million increase in health insurance expense and an increase in stock-based employee compensation expense.

ORDER NO. 636

        In 1992 the FERC issued its Order No. 636 (the Order), which required interstate natural gas pipeline companies to make significant changes in the way they operate, including among other things, to: (1) separate (unbundle) their sales, transportation, and storage services; (2) provide a variety of transportation services, including a "no-notice" service pursuant to which the customer is entitled to receive gas from the pipeline to meet fluctuating requirements without having previously scheduled delivery of that gas; (3) adopt a straight-fixed-variable (SFV) method for rate design (which assigns more costs to the demand component of the rates than do other rate design methodologies previously utilized by pipelines); and (4) implement a pipeline capacity release program under which firm customers have the ability to "broker" the pipeline capacity for which they have contracted. The Order also authorized pipelines to offer unbundled sales services at market-based rates and allowed for pregranted abandonment of some services.

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

        The FERC issued an order on September 3, 1993 (the September 3 order), that generally approved a compliance plan for Southern and directed it to implement restructured services on November 1, 1993. In accordance with the September 3 order, Southern solicited service elections from its customers in order to implement its restructured services. Southern's largest customer, Atlanta Gas Light Company and its subsidiary, Chattanooga Gas Company (collectively Atlanta), signed firm transportation service agreements with transportation demands of 582 million cubic feet per day for a one-year term ending October 31, 1994, and 118 million cubic feet per day for a term extending until April 30, 2007. This represented an aggregate reduction of 100 million cubic feet per day from Atlanta's level of service prior to November 1, 1993. Southern's other customers elected in aggregate to obtain an amount of firm transportation services that represented a slight increase from their level of firm sales and transportation services from Southern prior to Southern's implementation of Order No. 636 for terms ranging from one to 10 or more years. Alabama Gas Corporation, Southern's second largest customer, executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008.

        Atlanta elected to renew its firm transportation service agreements with transportation demands of 582 million cubic feet per day, which expired October 31, 1994, for a one-year term beginning November 1, 1994. In September and October of 1994, Atlanta and South Carolina Pipeline Corporation (SCPL) executed three-year firm service agreements with transportation demands of an additional 100 million cubic feet per day and 28 million cubic feet per day, respectively. With these additional subscriptions, substantially all of Southern's firm market-area capacity currently available became fully subscribed.

        If the Customer Settlement (described in Note 8 of the Notes to Consolidated Financial Statements) becomes effective, Atlanta will amend its firm transportation contracts for an aggregate of 682 million cubic feet per day to extend the primary term for a period of three years beginning as of the date an interim rate reduction becomes effective, which will occur as of March 1, 1995. (See Note 8 of the Notes to Consolidated Financial Statements.) An additional 118 million cubic feet per day would remain under its current term to April 30, 2007.

NATURAL GAS SALES AND SUPPLY

        Sales by Southern of natural gas are anticipated to continue until Southern's remaining gas supply contracts expire, are terminated, or are assigned. Southern is attempting to terminate its remaining gas supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining gas supply contracts, Southern sold a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term that began November 1, 1993. A portion of these sales agreements were extended for an additional one-year term, while the sales agreements with Atlanta were extended through March 31, 1995. Certain customers, including Atlanta, have advised Southern that if the Customer Settlement becomes effective, they will extend their sales agreements through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

        As discussed in Note 8 of the Notes to Consolidated Financial Statements, Southern is incurring certain transition costs under the Order, primarily gas supply realignment (GSR) costs relating to existing gas purchase contracts. Southern's customers are contesting Southern's proceedings to recover its GSR costs on eligibility and prudence grounds and on the basis that Southern is precluded from recovering certain of such costs under a 1988 take-or- pay settlement that limited the amount of such costs that Southern could recover. In its Customer Settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, recent contract renegotiations, and price differential costs actually incurred, the total amount of GSR costs are estimated to be approximately $328 million on a present-value basis. This amount includes the payments made or accrued through December 31, 1994, to amend or to terminate gas purchase contracts and price differential costs, and the $64 million cost that will be incurred under a settlement of existing contracts with Exxon Corporation (Exxon), which will become effective if the Customer Settlement becomes effective. These costs collectively total $288 million. Thus, Southern currently estimates it will ultimately pay an additional $40 million in GSR costs. These amounts do not include an additional $87 million in GSR costs that would be incurred if the settlement with Exxon does not become effective and Exxon prevails on its lawsuit regarding Southern's March 1, 1994, termination of a contract relating to Exxon's reserves in its Mississippi Canyon blocks.

        Subject to the cost-sharing mechanism in the Customer Settlement, pursuant to which Southern will absorb an agreed-upon portion of its total GSR costs, Southern will recover in accordance with the Customer Settlement or, pending approval of the Customer Settlement, will file to recover as a GSR cost pursuant to Order No. 636, the difference between the cost associated with the gas supply contracts and the revenue from the sales agreements and month-to-month sales as well as any cost previously incurred or to be incurred as a result of Order No. 636 to terminate or reduce the price under Southern's remaining contracts. If the Customer Settlement is not approved, Southern cannot predict the ultimate outcome of its Order No. 636 restructuring proceedings and its limited rate filings to recover its GSR costs. (See Rate Matters and Note 8 of the Notes to Consolidated Financial Statements.)

        Southern's purchase commitments under its remaining gas supply contracts for the years 1995 through 1999 are estimated as follows:

                                                          Estimated
                                                           Purchase
                                                         Commitments
                                                        -------------
                                                        (In Millions)
        1995                                                 $67
        1996                                                  69
        1997                                                  69
        1998                                                  68
        1999                                                  53

        These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability, and future price) is known today with certainty. These estimates also exclude estimated purchase commitments under certain contracts with Exxon that will be terminated if the Customer Settlement becomes effective. If the Customer Settlement does not become effective and Southern were therefore required to perform these contracts, and further assuming that Exxon were to prevail on its appeal of a summary judgment upholding Southern's termination of the Mississippi Canyon Contract, which is currently the subject of litigation between Exxon and Southern as described in Note 8 of the Notes to Consolidated Financial Statements, these estimates would increase by $170 million in 1995, $144 million in 1996, $57 million in 1997, $5 million in 1998, and $2 million in 1999. Of these amounts, $126 million in 1995 and 1996 and $49 million in 1997 is attributable to the Mississippi Canyon Contract. In addition, as part of its settlement with Exxon, which as noted is contingent on the effectiveness of the Customer Settlement, Southern and Exxon have agreed to terminate all their existing gas purchase contracts and to enter into two new gas purchase contracts having three-year terms and providing for market-based index prices (which would not constitute GSR costs). Therefore, if the Customer Settlement becomes effective, these estimates could increase by $108 million in 1995, $94 million in 1996, and $35 million 1997 to include these two new contracts with Exxon.

RATE MATTERS

        Several general rate changes have been implemented by Southern and remain subject to refund. If the Customer Settlement is approved by the FERC and becomes effective, all outstanding rate and Order No. 636 transition cost recovery proceedings would be resolved. The settlement would result in reducing Southern's filed rates to more competitive levels, would reduce somewhat reported revenues, and would reduce depreciation expense to approximately $40 million in 1995. Although Southern has been advised by customers representing more than 80 percent of its firm capacity that they intend to support the settlement, there is no assurance that the settlement will be approved by the FERC. (See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.)

                            ------------------------

Years Ended December 31,                                            1994              1993             1992
- -----------------------------------------------------------------------------------------------------------
                                                                                  (In Millions)

Interest Income (Expense), Net                                      $(26)             $(28)            $(33)

        1994 Versus 1993. Excluding the effect of the accrual in 1993 of $8 million of interest expense relating to certain income tax issues, net interest expense increased due to lower interest income, partially offset by lower interest expense. Interest income was lower due to lower average rates on notes from affiliates. Interest expense was lower primarily due to the redemption of the $100 million 9 5/8 Percent Notes in 1994, which was financed by Sonat's partial repayment of its intercompany loan from Southern.

        The special noncash dividend in December 1994 of $100 million declared by Southern to Sonat, which was satisfied by forgiveness of an intercompany loan to Sonat, did not impact interest income in 1994. Southern's interest income in 1995 will be lower by the amount of interest that would have accrued on this portion of the note balance. The average interest rate charged on the intercompany loan in 1994 was 4.88 percent.

        1993 Versus 1992. Interest income was higher in 1993 due to an increase in average levels and rates on notes from affiliates. The increase in interest income was largely offset by an increase in accrued interest expense of $8 million provided on certain income tax issues and to higher average debt levels.

Years Ended December 31,                                            1994              1993             1992
- -----------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)

Income Taxes                                                        $ 28              $ 44             $ 47

        1994 Versus 1993. Income tax expense decreased in 1994 compared to 1993 due to lower pretax income. 1993 included $4 million (federal and state) of positive tax adjustments, including the settlement of the 1983-1985 federal income tax returns and certain other tax issues.

        1993 Versus 1992. Income taxes were lower in 1993 due to the positive tax adjustments mentioned above.

FINANCIAL CONDITION

CASH FLOWS

Years Ended December 31,                                            1994              1993             1992
- -----------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)

Operating Activities                                                $199             $ 197            $ 166

        1994 Versus 1993. Net cash provided by operating activities in 1994 was relatively even with 1993. The decrease in depreciation expense reflects the change in depreciation rates, which was discussed earlier. The increase in the change in regulatory reserves reflects the continued collection of revenues in 1994 subject to refund. Deferred taxes are provided on these revenue reserves, which resulted in the increase in the balance of deferred tax assets (see Note 7 of the Notes to Consolidated Financial Statements). The $147 million change in gas supply realignment costs was a result of net recoveries of $19 million in 1994 compared with net payments of $128 million in 1993. In 1994 Southern completed recovery of its take-or-pay costs, resulting in the $33 million decrease in the change in natural gas purchase contract settlement costs compared with 1993. The $49 million decrease in the change in inventories reflects the sale, pursuant to Order No. 636, of storage gas that was in inventory at December 31, 1992. The $40 million decrease in the change in accounts payable is the result of the change in Southern's business under Order No. 636, which reduced purchased gas volumes. The primary reason for the $44 million change in other current assets and liabilities was the settlement of gas imbalances in 1994 allowed under Order No. 636. Southern anticipates that by the end of 1995 it will have substantially settled the remainder of its gas imbalances, which are not settled monthly (see Note 1 of the Notes to Consolidated Financial Statements). The amount in Other in 1994 includes a $55 million provision for the Customer Settlement discussed in Note 8 of the Notes to Consolidated Financial Statements.

        1993 Versus 1992. Net cash provided by operating activities increased $31 million in 1993 compared with 1992. The decrease in depreciation expense includes the effect of the 1992 settlement of Southern Energy's liquid natural gas facilities discussed earlier. The $49 million increase in the change in inventories reflects the sale of storage gas inventory pursuant to Order No.
636. The $59 million net change in other current assets and liabilities reflects lower cash outflows in 1993 relating to gas imbalances. There was a total of $128 million in GSR payments in 1993.

Years Ended December 31,                                            1994              1993             1992
- -----------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)

Investing Activities                                               $ (46)            $(140)           $(112)

        1994 Versus 1993. Net cash used in investing activities in 1994 reflects loan repayments from Southern's parent while 1993 reflects increased loans to its parent. Loan repayments by Sonat to Southern in 1994 were used to retire $100 million of debt that matured in 1994. The increase in proceeds from disposal of assets reflects receipt in 1994 of insurance proceeds of

$7.1 million related to damages from Hurricane Andrew. This increase is offset, however, by a $9 million decrease in capital expenditures.

        1993 Versus 1992. Net cash used in investing activities was higher due to a $17 million increase in capital expenditures and increased loans to Southern's parent.

Years Ended December 31,                                            1994              1993            1992
- ----------------------------------------------------------------------------------------------------------
                                                                                  (In Millions)

Financing Activities                                              $(157)            $ (55)           $ (54)

        1994 Versus 1993. Net cash used in financing activities in 1994 reflects the maturity and redemption of Southern's $100 million 9 5/8 Percent Notes.

        1993 Versus 1992. Net cash used in financing activities increased slightly due to scheduled loan repayments. Southern did not refinance any debt during 1993.

CAPITAL EXPENDITURES

        Capital expenditures for 1995, including joint ventures, are expected to be approximately $65 million, primarily for pipeline additions and replacements and other projects, some of which have not yet received regulatory approval.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1994, Southern had available $50 million under lines of credit. Southern also has a shelf registration with the Securities and Exchange Commission for up to $200 million in debt securities of which $100 million has been issued. Southern expects to use cash from operations, borrowing in the public or private markets or loans from affiliates to finance future capital or other corporate expenditures.

                           CAPITALIZATION INFORMATION

Years Ended December 31,                                            1994              1993             1992
- -----------------------------------------------------------------------------------------------------------
Cash Flow from Operating Activities
   to Weighted Average Debt                                          52%               45%              40%
Debt to Capitalization -
  End of Year                                                        39%               41%              43%
===========================================================================================================

INFLATION AND THE EFFECT OF CHANGING ENERGY PRICES

        Although the rate of inflation in the United States has been moderate over the past several years, its potential impact should be considered when analyzing historical financial information. In past times of high general inflation, gas prices have increased at comparable, and at times, higher rates. The pending customer settlement filed by Southern in March 1995, if approved, provides that, in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998 (see Note 8 of the Notes to Consolidated Financial Statements). Southern's results of operations will continue to be affected by future changes in gas prices and the interrelationship between oil, gas, and other energy prices.

CORPORATE RESTRUCTURING

        In late 1994 and early 1995 Southern completed a reduction in staffing levels through a combination of special early retirement options (SERO) and involuntary terminations. The SEROs and terminations, which involved 302 employees, or approximately 27 percent of Southern's work force, occurred primarily in field locations, but also included significant reductions in office employees. The total cost of the program amounted to $19 million. The majority of the charge represented accelerated retirement costs, with the remainder being primarily cash severance payments. Southern anticipates the savings in 1995 from this program will approximate $10 million.

ENVIRONMENTAL ISSUES

        Southern and its subsidiaries are subject to extensive federal, state, and local environmental laws and regulations that affect their operations. Governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements, and injunctions as to future activities. The use and disposal by Southern and its subsidiaries of hazardous materials and toxic substances are subject to the requirements of the federal Toxic Substances Control Act (TSCA) and the federal Resource Conservation and Recovery Act (RCRA), among others, and comparable state and local statutes.
The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, for release of a "hazardous substance" into the environment.

        Southern was named by the Environmental Protection Agency (EPA) in October 1994 as a potentially responsible party (PRP) at a Superfund site in Mississippi known as the Pike County Drum Site. In response to a request from the EPA, Southern provided the EPA with information concerning materials shipped to the site. The EPA advised Southern and the other PRPs in January 1995 that the cost to date of the response actions related to this site through EPA funding was approximately $330,000, and the EPA made demand on Southern and the other PRPs for payment of such amount plus applicable interest. In accordance with the procedures prescribed by the EPA, Southern has indicated to the EPA Southern's intent to participate in settlement negotiations relating to the allocation of such cost among all of the PRPs. Southern believes that, based on the nature and volume of materials that it shipped to this site and the information currently available to it, Southern should be a de minimis contributor to any settlement of such cost.

        In connection with the Superfund site in Alabama known as the Fuels and Chemicals Site, Southern was named among the PRPs at this site, and has signed an Administrative Order on Consent for Removal Action (AOC) with the EPA for removal actions at the site. To satisfy their obligations under the AOC, all of the signatory PRPs to the AOC have entered into an Indemnification, Reopener and Settlement Bank Fund Agreement (Indemnification Agreement) with one of the largest PRPs, who has agreed to undertake to perform all remedial actions required by the AOC and any additional response obligation required by EPA or the Alabama Department of Environmental Management. In return for payments not material to Southern, this PRP has agreed to indemnify Southern against any further liability related to the AOC and a prior AOC dated July 20, 1993, (Phase I AOC) unless costs of complying with the AOC and the Phase I AOC exceed a specified amount. Based on the information that it currently possesses, Southern does not expect the specified amount to be exceeded unless tests that are being conducted indicate the presence of groundwater contamination at this site.

        Southern has settled its potential liability at three other Superfund sites, at two of which it had been named as a PRP, in exchange for payments not material to it and, barring unexpected events, does not expect to have any further liability with regard to any of the three sites.

        Liability for PRPs under CERCLA (and applicable state law) is joint and several among all PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability at any of these sites could be substantially greater than the amounts described above.

        In the operation of their natural gas pipeline systems, Southern and its wholly owned subsidiary South Georgia Natural Gas Company (South Georgia) have used, and continue to use at several locations, gas meters containing elemental mercury. Southern and South Georgia plan to remove all remaining mercury meters during the course of regularly scheduled facilities upgrades. Mercury and mercury meters are handled pursuant to procedures that are designed to protect employees and comply with Occupational Safety and Health Administration standards. It is generally believed in the natural gas pipeline industry that, in the course of normal maintenance and replacement operations, elemental mercury may have been released from mercury meters. Southern believes that its mercury meters may in the past have been the sources of small releases of elemental mercury. Southern intends to commence site characterization and, as appropriate, remediation of mercury-contaminated soil located in Louisiana during the first quarter of 1995. Southern expects to undertake the characterization and remediation of mercury-contaminated soil in its other states of operation beginning in 1996, subject to completion of work in Louisiana. Southern is unable to estimate with precision the cost of the characterization and remediation of mercury-contaminated soil at this time, because costs will vary based on a number of factors particular to each site and because regulatory standards for elemental mercury cleanup are uncertain at this time. Neither the EPA nor any state in which Southern operates has issued standards with respect to cleanup of mercury- contaminated soil; however, Southern has received informal guidance from the State of Louisiana with respect to cleanup standards in that state. Southern has budgeted the amount of $500,000 in 1995 for the characterization and remediation of mercury-contaminated soil in Louisiana and, based on the information that it currently possesses, believes that this amount may be sufficient to complete such characterization and remediation, subject to the actual extent of contamination discovered at any site.

        During the course of retirement and removal of certain field compressors, Southern discovered soil and groundwater contamination in the Logansport and Joaquin Fields, respectively, in the states of Louisiana and Texas. Although no link between Southern's operations and the groundwater contamination has been established, Southern notified the Louisiana Department of Environmental Quality (LDEQ) of this discovery because of a possibility that the groundwater contamination may be associated to some extent with Southern's past operations in the area. In November 1994 Southern received a request from the LDEQ for an Assessment Work Plan (the Plan) designed to determine the extent, source, and magnitude of soil and groundwater contamination discovered under Southern's field compressor locations, including evaluation procedures used to determine recommendations for remediation of soil and groundwater. Southern filed the Plan in December 1994. Southern expects that work under the Plan will commence during the first quarter of 1995, subject to review and approval of the Plan by the LDEQ. Southern believes that the cost to clean up any soil contamination at its field compressors will not be material. To date, Southern does not have in its possession sufficient information reasonably to estimate the cost, if any, that it may be required to bear for any cleanup of groundwater contamination. No reporting was required in Texas.

        Southern generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards incurred by Southern and South Georgia to be recoverable through rates since they are prudent costs incurred in the ordinary course of business and, accordingly, generally will seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery. As described in Note 8 of the Notes to Consolidated Financial Statements, however, Southern's proposed Customer Settlement, if approved, would prevent Southern from filing a general rate case to be effective prior to March 1, 1998.

        Southern and its subsidiaries are subject to the federal Clean Air Act (Clean Air Act), the federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the Clean Air Act and the state regulations and requirements promulgated thereunder (together the Clean Air Rules). The 1990 Amendments require that the EPA issue new regulations, mainly related to mobile sources, air toxicants, ozone non- attainment areas, acid rain, permitting, and enhanced monitoring. Southern operates three compressor stations in areas that do not meet the National Ambient Air Quality Standards (NAAQS) established under the Clean Air Act for ozone. Two of these stations are located in Louisiana and one is located in Alabama. The Clean Air Rules require Southern to submit an emissions control plan for nitrogen oxides (NOX) that may require the addition of emissions control technology at each of these stations.

        The LDEQ had previously instructed Southern to suspend the implementation of its Louisiana emissions control plans for NOX until September 1, 1994, because of the possibility that the emissions of NOX are not the cause of the area's failure to meet NAAQS. In a subsequent letter dated November 22, 1994, the LDEQ instructed Southern to suspend such implementation indefinitely pending the resolution of the LDEQ's request of the EPA for an exemption from the NOX Reasonably Available Control Technology

(NOX RACT) requirements. The letter further advised that, upon receipt of such exemption, LDEQ intends to rescind the NOX RACT rules for this area entirely, in which case Southern would no longer be required to add emissions control technology for NOX for the affected facilities. Alabama regulators have not yet published specific emissions control requirements for NOX. Further, Alabama regulators have undertaken to have the area in which Southern's station is located recharacterized as meeting the NAAQS for NOX. Based on these actions, Southern does not currently know whether it will be required to implement emissions control plans for these stations.

        Based on Southern's projected cost of implementing its emissions control plans in Louisiana, its estimate of the possible cost of implementing a similar emissions control plan in Alabama, and its projected cost of complying with other applicable provisions of the Clean Air Rules, Southern currently estimates that the capital costs that it may incur to implement such plans and to comply with the Clean Air Rules could approximate $15 million.

        Based on information currently available, management believes that it is not reasonably likely that Southern or any of its subsidiaries will incur liabilities as a result of the presently identified environmental contingencies in excess of the amounts specifically identified above in amounts material to Southern. While the nature of environmental contingencies makes complete evaluation impractical, Southern is currently aware of no other environmental matter that could reasonably be expected to be material. Southern has an active and ongoing environmental program at all levels of its organization and believes responsible environmental management is integral to its business. Southern believes that its subsidiaries have conducted their operations in substantial compliance with applicable environmental laws and regulations governing their activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
Southern Natural Gas Company

We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                            /s/ Ernst & Young LLP


                                            ERNST & YOUNG LLP

Birmingham, Alabama
January 19, 1995

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993


                                                                                    1994                     1993
                                                                                    ----                     ----
                                                                                            (In Thousands)

                                      ASSETS
Current Assets:
   Cash                                                                         $      975               $    4,243
   Notes receivable from affiliates                                                173,060                  269,661
   Accounts receivable, including $13,358,000 in
      1994 and $14,461,000 in 1993 from affiliates                                 122,514                  128,610
   Inventories                                                                      20,930                   23,646
   Gas imbalance receivables                                                        35,053                   43,125
   Other                                                                             8,511                    2,622
                                                                                ----------               ----------
      Total Current Assets                                                         361,043                  471,907
                                                                                ----------               ----------

Investments:
   Joint venture (Note 4)                                                           46,908                   45,454
   Other investments                                                                 1,044                      975
                                                                                ----------               ----------
                                                                                    47,952                   46,429
                                                                                ----------               ----------

Plant, Property and Equipment (Note 5)                                           2,241,972                2,206,672
   Less accumulated depreciation
      and amortization                                                           1,460,649                1,419,771
                                                                                ----------               ----------
                                                                                   781,323                  786,901
                                                                                ----------               ----------

Deferred Charges:
   Gas supply realignment costs (Note 8)                                           160,850                  179,586
   Recoverable natural gas purchase contract
      settlement costs (Note 8)                                                       -                      18,535
   Other                                                                            24,042                   27,806
                                                                                ----------               ----------
                                                                                   184,892                  225,927
                                                                                ----------               ----------
                                                                                $1,375,210               $1,531,164
                                                                                ==========               ==========










                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                           December 31, 1994 and 1993


                                                                                    1994                     1993
                                                                                    ----                     ----
                                                                                            (In Thousands)

                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Long-term debt due within one year (Note 6)                                  $    6,964               $  107,298
   Accounts payable, including $9,615,000 in 1994
      and $9,418,000 in 1993 to affiliates                                          42,356                   70,298
   Accrued income taxes                                                             14,271                   14,695
   Accrued interest                                                                 19,505                   19,851
   Gas imbalance payables                                                           35,112                   51,007
   Other                                                                            19,892                   18,695
                                                                                ----------               ----------
      Total Current Liabilities                                                    138,100                  281,844
                                                                                ----------               ----------

Long-Term Debt (Note 6)                                                            323,907                  329,403
                                                                                ----------               ----------

Deferred Credits and Other:
   Deferred income taxes (Note 7)                                                   43,812                   86,178
   Reserves for regulatory matters (Note 8)                                        183,343                  120,771
   Operating and other reserves                                                     79,610                   69,168
   Other                                                                            87,214                   23,830
                                                                                ----------               ----------
                                                                                   393,979                  299,947
                                                                                ----------               ----------

Commitments and Contingencies (Note 8)

Stockholder's Equity:
   Common stock, $3.75 par value; 1,000 shares
      authorized and outstanding                                                         4                        4
   Capital in excess of par value                                                   78,631                   77,601
   Retained earnings                                                               440,589                  542,365
                                                                                ----------               ----------
                                                                                   519,224                  619,970
                                                                                ----------               ----------
                                                                                $1,375,210               $1,531,164
                                                                                ==========               ==========








                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1994, 1993 and 1992

                                                                       1994               1993                1992
                                                                       ----               ----                ----
                                                                                     (In Thousands)
Revenues (Note 9):
   Natural gas sales                                                $233,667            $540,623            $488,549
   Transportation and storage                                        357,826             219,742             174,556
   Other                                                             173,646              72,284              65,523
                                                                    --------            --------            --------
                                                                     765,139             832,649             728,628
                                                                    ---------           --------            --------
Costs and Expenses:
   Natural gas cost                                                  229,137             364,551             270,218
   Transition cost recovery and gas
       purchase contract settlement costs                            116,159              51,827              52,314
   Operating and maintenance                                         189,692             102,666              87,806
   General and administrative                                         71,988              85,256              78,587
   Depreciation and amortization                                      46,576              63,611              73,713
   Taxes, other than income                                           18,748              18,120              15,392
                                                                    --------            --------            --------
                                                                     672,300             686,031             578,030
                                                                    ---------           --------            --------
Operating Income                                                      92,839             146,618             150,598
                                                                    --------            --------            --------

Other Income, Net:
   Equity in earnings of joint venture
       (Note 4)                                                        8,954               8,638               8,002
   Other                                                                 576                 810                 866
                                                                    --------            --------            --------
                                                                       9,530               9,448               8,868
                                                                    --------            --------            --------
Interest Income (Expense):
   Interest income from affiliates                                    13,234              20,204               7,825
   Interest income                                                     1,947               3,621                 395
   Interest expense                                                  (42,203)            (52,598)            (41,167)
   Interest capitalized                                                  751                 324                 172
                                                                    --------            --------            --------
                                                                     (26,271)            (28,449)            (32,775)
                                                                    --------            --------            --------

Income Before Income Taxes                                            76,098             127,617             126,691
Income Taxes (Note 7)                                                 28,274              43,548              47,284
                                                                    --------            --------            --------

       Net Income                                                   $ 47,824            $ 84,069            $ 79,407
                                                                    ========            ========            ========



            CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                  Years Ended December 31, 1994, 1993 and 1992

                                                                       1994               1993                1992
                                                                       ----               ----                ----
                                                                                     (In Thousands)
Balance at Beginning of Year                                        $542,365            $507,896            $578,089
Add:
   Net income                                                         47,824              84,069              79,407
Deduct:
   Dividends                                                         149,600              49,600             149,600
                                                                    --------            --------            --------
Balance at End of Year                                              $440,589            $542,365            $507,896
                                                                    ========            ========            ========

                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1994, 1993 and 1992

                                                                       1994               1993                1992
                                                                       ----               ----                ----
                                                                                     (In Thousands)
Cash Flows from Operating Activities:
   Net income                                                      $  47,824           $  84,069           $  79,407
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                46,576              63,611              73,713
         Deferred income taxes                                       (43,315)            (21,241)            (14,403)
         Equity in earnings of joint
             venture, less distributions                              (1,454)               (638)             (1,002)
         Reserves for regulatory matters                              62,572              20,554              23,649
         Gas supply realignment costs                                 18,736            (127,986)               -
         Natural gas purchase
             contract settlement costs                                18,535              51,947              52,619
         Change in:
             Accounts receivable                                       6,096               6,687              (5,227)
             Inventories                                               2,716              51,446               2,572
             Accounts payable                                        (27,942)             11,583               1,557
             Accrued interest and
                income taxes, net                                       (956)              1,085               4,295
             Other current assets                                      2,289              35,263             (12,152)
             Other current liabilities                               (14,441)             (3,522)            (14,748)
         Other                                                        81,834              24,523             (23,783)
                                                                   ---------           ---------           ---------
                Net cash provided by
                 operating activities                                199,070             197,381             166,497
                                                                   ---------           ---------           ---------
Cash Flows from Investing Activities:
   Plant, property and equipment additions                           (51,206)            (59,907)            (43,053)
   Notes receivable from affiliates                                   (3,399)            (82,151)            (71,586)
   Proceeds from disposal of assets                                    8,986               2,360               2,831
   Other, net                                                            (69)               (166)                (79)
                                                                   ---------           ---------           ---------
                Net cash used in
                   investing activities                              (45,688)           (139,864)           (111,887)
                                                                   ---------           ---------           ---------
Cash Flows from Financing Activities:
   Proceeds from issuance of
      long-term debt                                                    -                    675             201,881
   Payments of long-term debt                                       (107,050)             (6,310)           (105,895)
                                                                   ---------           ---------           ---------
      Net changes in debt                                           (107,050)             (5,635)             95,986
   Dividends paid                                                    (49,600)            (49,600)           (149,600)
                                                                   ---------           ---------           ---------
                Net cash used in
                   financing activities                             (156,650)            (55,235)            (53,614)
                                                                   ---------           ---------           ---------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                                   (3,268)              2,282                 996
Cash and Cash Equivalents at Beginning
   of Year                                                             4,243               1,961                 965
                                                                   ---------           ---------           ---------
Cash and Cash Equivalents at End of Year                           $     975           $   4,243           $   1,961
                                                                   =========           =========           =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                            $  35,170           $  37,521           $  30,814
   Income taxes, net                                                  71,079              73,591              62,872


                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies

       Business Description - The principal business of Southern Natural Gas Company, which is a wholly owned subsidiary of Sonat Inc., is the transmission of natural gas in interstate commerce. For information concerning major customers, see Note 9. For a description of financial instruments, credit risk and contingencies, see Notes 2 and 8.

       Principles of Consolidation - The Consolidated Financial Statements include the accounts of Southern Natural Gas Company and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. The equity method of accounting is used for investments in joint ventures owned 50 percent or less.

       Certain amounts in the 1993 and 1992 Consolidated Financial Statements have been reclassified to conform with the 1994 presentation.

       Inventories - At December 31, 1994, inventories consist primarily of materials and supplies that are carried at cost. Southern sold its inventory of gas stored underground pursuant to the implementation of Order No. 636 in 1993. (See Note 8.)

       Gas Imbalance Receivables and Payables - Gas imbalances represent the difference between gas receipts from and gas deliveries to Southern's transportation and storage customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Imbalances incurred prior to implementation of Order No. 636 are settled through exchange of gas. Imbalances incurred after implementation of Order No. 636 are settled monthly.

       Plant, Property and Equipment, and Depreciation - Plant, property and equipment is carried at cost. Southern generally provides for depreciation on a composite basis. (See Note 5.)

       Revenue Recognition - Southern recognizes revenue from both natural gas sales and transportation in the period the product is delivered or the service is provided. Reserves are provided on revenues collected subject to refund when appropriate.

       Environmental Expenditures - Southern and its subsidiaries accrue for environmental liabilities when environmental assessments and/or remediation are probable and such costs can be reasonably estimated.

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

       Southern and its subsidiaries follow a liability and asset approach in accounting for income taxes. Deferred tax liabilities and assets are determined using the tax rate for the period in which those amounts are expected to be paid or received.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Financial Instruments

       The carrying amounts and fair values of Southern's financial instruments are as follows:

                                                                         Carrying Amounts           Fair Value
                                                                         ----------------           ----------
                                                                                       (In Thousands)
       DECEMBER 31, 1994

       Notes Receivable from Affiliates                                          $173,060             $173,060
       Gas Supply Realignment Costs                                               160,850              160,850
       Long-Term Debt                                                             330,871              330,287


       DECEMBER 31, 1993

       Notes Receivable from Affiliates                                          $269,661             $269,661
       Gas Supply Realignment Costs                                               179,586              179,586
       Recoverable Natural Gas Purchase
          Contract Settlement Costs                                                18,535               18,535
       Long-Term Debt                                                             436,701              481,934


       The following methods and assumptions were used by Southern in estimating its fair value disclosures for financial instruments:

       Notes receivable from affiliates, gas supply realignment (GSR) costs and recoverable natural gas purchase contract settlement costs: The carrying amount reported in the balance sheets approximates its fair value.

       Long-term debt: The fair values of Southern's long-term debt are based on quoted market values.

       All Southern's financial instruments are held for purposes other than trading.

       Southern's financial instruments from unaffiliated parties that are exposed to concentrations of credit risk consist primarily of accounts receivable and GSR costs which Southern expects to recover from its customers. (See Note 8.)

       Accounts receivable of Southern relate to business conducted with gas distribution companies, municipalities, gas districts, industrial customers, gas marketers, and interstate pipeline companies in the Southeast.

       Southern performs ongoing credit evaluations of its customers' financial condition and, in some circumstances, requires collateral from its customers.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Changes in Operations

       On January 1, 1995, Sonat transferred its investment in Sonat Intrastate-Alabama Inc., Sonat Gathering Company and Sonat Ventures Inc. to Southern. They had combined revenues of $19,562,000, $17,946,000, and $16,243,000 and combined net income of $76,300, $174,000, and $221,000 for the years ended December 31, 1994, 1993, and 1992, respectively. Their combined net book value was $21,981,000 at December 31, 1994.

4.     Joint Venture

       Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company. At December 31, 1994, Southern's investment in Bear Creek, accounted for by the equity method, equaled its share of underlying equity in net assets of the investee. Through December 31, 1994, Southern's cumulative equity in earnings of its joint venture was $135.2 million and cumulative dividends received from it totaled $124.8 million.

       The following is summarized financial information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.


                                                                   Years Ended December 31,
                                                   -------------------------------------------------------
                                                     1994                    1993                    1992
                                                     ----                    ----                    ----
                                                                        (In Thousands)
Revenues                                           $35,655                 $36,566                 $36,528
Expenses:
   Operating expenses                                5,303                   6,137                   5,156
   Depreciation                                      5,396                   5,397                   5,397
   Other expenses, net                               7,048                   7,756                   9,971
                                                   -------                 -------                 -------

Income Reported                                    $17,908                 $17,276                 $16,004
                                                   =======                 =======                 =======

                                                                                       December 31,
                                                                        ----------------------------------
                                                                             1994                    1993
                                                                             ----                    ----
                                                                                     (In Thousands)
ASSETS
   Current                                                                $  6,968                $  5,916
   Net plant and property                                                  164,257                 169,521
   Other                                                                       533                     594
                                                                          --------                --------

                                                                          $171,758                $176,031
                                                                          ========                ========

LIABILITIES AND EQUITY
   Current                                                                $  8,356                $  8,607
   Long-term debt and other liabilities                                     69,587                  76,517
   Participants' equity                                                     93,815                  90,907
                                                                          --------                --------

                                                                          $171,758                $176,031
                                                                          ========                ========

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Plant, Property and Equipment and Depreciation

       A summary of plant, property and equipment by classification follows:


                                                                                           December 31,
                                                                                   --------------------------
                                                                                       1994            1993
                                                                                       ----            ----

                                                                                            (In Thousands)
       Mainline Transmission Property                                              $1,216,931      $  994,774
       Gas Supply                                                                     532,607         705,889
       Gas Gathering                                                                   18,827          19,364
       Underground Storage Facilities                                                  57,961          57,924
       Liquefied Natural Gas Facilities                                               154,050         154,090
       Gas Stored Underground and Other                                               261,596         274,631
                                                                                   ----------      ----------
                                                                                   $2,241,972      $2,206,672
                                                                                   ==========      ==========

       Other plant, property and equipment includes construction work in progress of $8.8 million and $23.3 million at December 31, 1994 and 1993, respectively.

       The accumulated depreciation and amortization amounts by classification are as follows:


                                                                                           December 31,
                                                                                   --------------------------
                                                                                      1994             1993
                                                                                      ----             ----
                                                                                           (In Thousands)
       Mainline Transmission Property                                              $  793,964      $  615,945
       Gas Supply                                                                     458,309         605,428
       Gas Gathering                                                                   15,703          16,571
       Underground Storage Facilities                                                  40,291          38,437
       Liquefied Natural Gas Facilities                                               104,538          99,733
       Other                                                                           47,844          43,657
                                                                                   ----------      ----------
                                                                                   $1,460,649      $1,419,771
                                                                                   ==========      ==========

       The annual depreciation rates by classification are as follows:


                                                                                December 31,
                                                              -----------------------------------------------
                                                                   1994                1993            1992
                                                                   ----                ----            ----
       Mainline Transmission Property                              2.8%                  2.8%            2.8%
       Gas Supply                                                  4.4%                  5.1%            5.1%
       Gas Gathering                                               2.8%                 6.25%           6.25%
       Underground Storage Facilities                              3.3%                  3.3%            3.3%
       Liquefied Natural Gas Facilities                            3.2%                  3.2%            3.2%
       Other                                                  2.8 - 24%             2.8 - 24%       2.8 - 24%

       In the third quarter of 1994, Southern adjusted its transportation revenue reserve and depreciation expense by $16 million reflecting a retroactive reduction in certain depreciation rates. The entry had no effect on net income.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Long-Term Debt and Lines of Credit

       Long-Term Debt - Long-term debt consisted of:


                                                                                             December 31,
                                                                                   -------------------------
                                                                                     1994              1993
                                                                                     ----              ----
                                                                                         (In Thousands)
       Southern Natural Gas Company
          7.85% Notes due January 15, 2002                                         $100,000         $100,000
          8-5/8% Notes due May 2, 2002                                              100,000          100,000
          9-5/8% Notes due June 15, 1994                                               -             100,000
          8-7/8% Notes due February 15, 2001                                        100,000          100,000
          Capital Leases                                                              2,031            1,581

       Southern Energy Company
          Promissory Note (an effective rate of
              6.75% at December 31, 1994) due
              through April 1999                                                     25,000           30,000

       South Georgia Natural Gas Company
          9.85% Term Loan due through December 31, 1997                               2,640            3,520
          7.80% Term Loan due through December 31, 1997                               1,200            1,600
                                                                                   --------         --------

       Total Outstanding                                                            330,871          436,701
       Less Long-Term Debt Due Within One Year                                        6,964          107,298
                                                                                   --------         --------

                                                                                   $323,907         $329,403
                                                                                   ========         ========

       Southern had no restrictions on the payment of dividends at December 31, 1994.

       Annual maturities of long-term debt at December 31, 1994, are as follows:

       Years                                                                                  (In Thousands)
       -----
       1995                                                                                         $  6,964
       1996                                                                                            6,667
       1997                                                                                            6,383
       1998                                                                                            5,113
       1999                                                                                            5,124
       2000-2002                                                                                     300,620
                                                                                                    --------
                                                                                                    $330,871
                                                                                                    ========

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Long-Term Debt and Lines of Credit (Cont'd)

       On June 15, 1994, Southern's $100 million 9 5/8 Percent Notes matured and were redeemed. Funds were obtained by Sonat's partial repayment of its intercompany loan from Southern.

       Lines of Credit and Credit Agreement - As part of Sonat's cash management program, Southern regularly loans funds to or borrows funds from Sonat. Notes receivable and payable are in the form of demand notes with rates reflecting Sonat's return on funds loaned to its subsidiaries, average short-term investment rates and cost of borrowed funds. In certain circumstances, these notes are subordinated in right of payment to amounts payable by Sonat under certain long- term credit agreements. In December 1994, Southern declared a special noncash dividend of $100 million to Sonat, which was satisfied by forgiveness of an intercompany loan to Sonat.

       On May 30, 1994, Southern renewed its short-term lines of credit of $50 million. Borrowings are available through May 29, 1995, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At December 31, 1994 and 1993, no amounts were outstanding under this agreement.

7.     Income Taxes

       An analysis of Southern's income tax expense (benefit) is as follows:


                                                                        Years Ended December 31,
                                                            -----------------------------------------------
                                                              1994                1993                1992
                                                              ----                ----                ----
                                                                             (In Thousands)
       Current:
          Federal                                           $ 61,483           $ 58,995            $ 52,701
          State                                               10,106              5,794               8,986
                                                            --------           --------            --------
                                                              71,589             64,789              61,687
                                                            --------           --------            --------
       Deferred:
          Federal                                            (30,383)           (21,427)            (10,775)
          State                                              (12,932)               186              (3,628)
                                                            --------           --------            --------
                                                             (43,315)           (21,241)            (14,403)
                                                            --------           --------            --------

                                                            $ 28,274           $ 43,548            $ 47,284
                                                            ========           ========            ========

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Income Taxes (Cont'd)

       Net deferred tax liabilities are comprised of the following:


                                                                                       December 31,
                                                                                --------------------------
                                                                                1994                  1993
                                                                                ----                  ----
                                                                                      (In Thousands)
       Deferred Tax Liabilities:
          Depreciation                                                         $134,582            $132,344
          Inventories                                                            11,573              10,513
          Other                                                                   4,320               4,881
                                                                               --------            --------
             Total deferred tax liabilities                                     150,475             147,738
                                                                               --------            --------

       Deferred Tax Assets:
          Revenue reserves                                                       76,818              45,986
          Other accounting accruals                                              20,608               1,284
          Interest on income taxes                                                3,745               3,821
          Employee benefits                                                       2,414               5,600
          Other                                                                   3,078               4,869
                                                                               --------            --------
             Total deferred tax assets                                          106,663              61,560
                                                                               --------            --------

          Net Deferred Tax Liabilities                                         $ 43,812            $ 86,178
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

       Consolidated income tax expense is different from the amount computed by applying the U.S. federal income tax rate to income before income tax. The reasons for this difference are as follows:


                                                                        Years Ended December 31,
                                                             ----------------------------------------------
                                                              1994                1993                1992
                                                              ----                ----                ----
                                                                             (In Thousands)
       Income Tax Expense at Statutory
          Federal Income Tax Rates                           $26,634            $44,666             $43,075

       Increases (Decreases) in Tax
          Resulting From:
            State income taxes, net of
               federal income tax benefit                     (4,174)             4,147               4,099
            Refunds and adjustment of
               accrued tax position                            5,949             (5,645)                  8
            Effect of change in statutory
               rate on deferred taxes                           -                   199                -
            Other                                               (135)               181                 102
                                                             -------            -------             -------

       Income Tax Expense                                    $28,274            $43,548             $47,284
                                                             =======            =======             =======

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

       On September 1, 1989, Southern implemented new rates, subject to refund, reflecting a general rate decrease of $6 million. In January 1991 Southern implemented new rates, subject to refund, that restructured its rates consistent with a FERC policy statement on rate design and increased its sales and transportation rates by approximately $65 million annually. These two proceedings have been consolidated for hearing. On October 7, 1993, the presiding administrative law judge certified to the FERC a contested offer of settlement pertaining to the consolidated rate cases that (1) resolved all outstanding issues in the rate decrease proceeding, (2) resolved the cost of service, throughput, billing determinant, and transportation discount issues in the rate increase proceeding, and (3) provided a method to resolve all other issues in the latter proceeding, including the appropriate rate design. Under the settlement, the FERC will decide cost classification, cost allocation, and rate design issues based on written submissions of the parties and the existing record in the proceeding. By orders issued on December 16, 1993, and May 5, 1994, the FERC approved the settlement. One party has sought judicial review of the FERC orders. Southern cannot predict the outcome of this appeal.

       On September 1, 1992, Southern implemented another general rate change. The rates reflected the continuing shift in the mix of throughput volumes away from sales and toward transportation and a $5 million reduction in annual revenues. On April 30, 1993, Southern submitted a proposed settlement in the proceeding that, if approved by the FERC, would resolve the throughput and certain cost of service issues. The cost allocation and rate design issues were consolidated with similar issues in Southern's rate proceeding filed May 1, 1993, which is described below, and will be resolved in that proceeding. This settlement was also approved by the FERC orders issued on December 16, 1993, and May 5, 1994. One party has sought judicial review of these FERC orders as well. Southern also cannot predict the outcome of this appeal.

       On May 1, 1993, Southern implemented a general rate change, subject to refund, that increased its sales and transportation rates by approximately $57 million annually. The filing is designed to recover increased operating costs and to reflect the impact of competition. On January 9, 1995, Southern filed a trial stipulation that resolved certain cost of service issues with the FERC staff in this proceeding. A hearing regarding all other outstanding issues concluded in February 1995. Southern cannot predict the outcome of this hearing.

       Southern filed with the FERC in March 1995 a Stipulation and Agreement that would settle all of Southern's pending rate (described above) and GSR cost recovery proceedings as described below (Customer Settlement). Southern has been advised that customers representing more than 80 percent of the pipeline's firm capacity intend to support the Customer Settlement. Pursuant to the Customer

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (Cont'd)

Settlement, which must be approved by the FERC, all issues in Southern's current and prior rate cases would be settled and Southern would credit against GSR costs incurred by Southern the full amount of Southern's rate reserves at February 28, 1995, which, as of December 31, 1994, were approximately $148 million. Such amount, less certain amounts withheld for potential rate refunds to parties, if any, that contest the Customer Settlement and certain amounts related to one specific contesting customer, will be credited in the aggregate to reduce the GSR costs borne by Southern's customers. Southern implemented the settlement rates for supporting parties on an interim basis, subject to reinstatement effective March 1, 1995, pending FERC consideration and approval of the Customer Settlement. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. Southern's GSR costs are discussed below (see Order No. 636).

       Southern recognized a $27 million charge associated with the anticipated customer rate settlement, which includes anticipated amounts for GSR costs that Southern would not recover from its customers, and a $28 million provision relating to regulatory assets that will not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994. These charges resulted in the increase in "Other" in the Deferred Credits and Other section of the 1994 Consolidated Balance Sheet.

       It is possible that the Customer Settlement will be contested by certain of Southern's customers, in which case the Customer Settlement, if approved by the FERC, will become effective only as to supporting parties and Southern's rates and GSR costs applicable to the contesting parties would be determined by the outcome of Southern's pending rate and GSR proceedings. It is also possible that the Customer Settlement might not be approved by the FERC or, if approved, might be modified in a way unacceptable to Southern or its customers.

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

       Order No. 636 - In 1992 the FERC issued its Order No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services. Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order. The principal transition cost is related to amendment or termination of existing gas purchase contracts, which are referred to as gas supply realignment costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (Cont'd)

time the contracts were executed, and to the prudence of the amendments or terminations of the contracts. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

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

       As of December 31, 1994, Southern had either paid or accrued $134 million in GSR costs (including $4 million in interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. In addition, on February 17, 1995, Southern reached an agreement to incur $64 million in GSR costs to resolve its remaining high-cost supply contracts with Exxon Corporation (Exxon) that is

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (Cont'd)

conditioned upon the effectiveness of the Customer Settlement described above. Southern also has an agreement under which another high-cost contract price is reduced in exchange for monthly payments having a present value of approximately $44 million. Southern has received permission from the FERC to purchase an annuity in order to monetize this obligation.

       In addition to its GSR costs relating to termination or amendment of its remaining gas purchase contracts, Southern has incurred and expects to continue to incur certain "price differential" GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of December 31, 1994, Southern had incurred $69 million in price differential costs.

       Beginning in December 1993, Southern has made a number of filings with the FERC seeking to recover GSR costs paid through various periods prior to the filings. In each instance, the FERC has accepted Southern's filing subject to refund, and subject to a determination through a hearing before an administrative law judge regarding whether such costs were prudently incurred and are eligible for recovery under the Order. Southern's customers are opposing its recovery of its GSR costs in these proceedings based on both eligibility and prudence grounds. These proceedings, which have all been consolidated, are in the early stages of discovery and Southern cannot predict their outcome at this time.

       As described above, Southern's Customer Settlement would settle all of the proceedings pursuant to which Southern is seeking recovery of its GSR costs as well as all of its other outstanding rate proceedings. If the Customer Settlement is ultimately approved by the FERC, all challenges to the recovery of Southern's GSR costs would be resolved as to those customers supporting the Customer Settlement, including all issues related to eligibility and prudence. Additionally, Southern would absorb an agreed-upon portion of its total GSR costs, which was reflected in the provision for the Customer Settlement. As indicated above, it is possible that the Customer Settlement will be contested by certain of the customers on Southern's system and the possibility exists that the FERC may not approve the Customer Settlement or may modify it in a way unacceptable to Southern or its customers. In addition, Southern's GSR costs allocated to those customers who contest the Customer Settlement will remain subject to Southern's pending GSR cost recovery proceedings, where Southern anticipates that those customers will continue to challenge both the eligibility and prudence of such costs.

       In its Customer Settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, recent contract renegotiations, and price differential costs actually incurred, the amount of GSR costs are estimated to be approximately $328 million. This amount includes the payments already made or accrued to amend or to terminate gas purchase contracts and price differential costs, and the

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (Cont'd)

$64 million cost that will be incurred under a settlement of existing contracts with Exxon, which will become effective if the Customer Settlement becomes effective. These costs collectively total $288 million. Thus, Southern currently estimates it will ultimately pay an additional $40 million in GSR costs.

       Until the Customer Settlement is approved, Southern plans to make additional rate filings quarterly to recover its price differential costs and any other GSR costs. Additionally, Southern will continue to make monthly filings designed to adjust the billing determinants and associated surcharges for its firm transportation customers to reflect changes in the level of systemwide contract demands and effective carrying charges that occur from time to time.

       Administrative Law Judge Ruling Concerning Recoverability of Investment in Offshore Gas Supply Facilities; Settlement with Exxon Corporation - In an initial decision issued on May 2, 1994, which Southern has appealed, an administrative law judge ruled, in a rate case Southern had filed before the FERC, that Southern could not include in its rates the approximately $45 million cost of certain pipeline facilities placed in service by Southern in 1992 to connect to its interstate pipeline system extensive new gas reserves being developed by Exxon in the Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana (the Mississippi Canyon Facilities). The judge ruled that Southern's recovery of these costs was precluded by the 1988 settlement with Southern's customers that limits the amount of take- or-pay payments Southern may recover in its rates. The judge found that the cost of the facilities constitutes non-cash consideration to Exxon for a 1989 take-or-pay settlement and is therefore subject to the dollar "cap" on these payments contained in the 1988 settlement. Southern has previously recovered the maximum amount permitted by the 1988 settlement in its rates. Southern has appealed the administrative law judge's decision to the FERC but cannot predict the outcome of this appeal.

       The Customer Settlement provides that, as to customers supporting the settlement, the costs of the Mississippi Canyon Facilities will be recovered by Southern on a rolled-in basis and the 1988 take-or-pay settlement cap will not preclude Southern's recovery of such costs. On February 17, 1995, Southern reached a settlement with Exxon pursuant to which, in return for an additional cash payment by Southern of $45 million, plus allowing Exxon to retain $19 million in price differential costs already paid to Exxon, all existing gas purchase contracts would be terminated, two new gas purchase contracts would be entered into having three-year terms and providing for market-based index prices, and a lawsuit regarding Southern's termination of the gas purchase contract covering gas reserves connected by the Mississippi Canyon Facilities (Mississippi Canyon Contract) would be dismissed. The settlement with Exxon is contingent on FERC approval of the Customer Settlement.

       If this settlement with Exxon does not become effective, total GSR costs under the Mississippi Canyon Contract through the scheduled renegotiation of its pricing provisions in 1997 are estimated to be approximately $125 million on a present-value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future gas market prices) are not

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (Cont'd)

known today with certainty and there is a wide range of possible outcomes for each assumption. In addition, Southern has given notice to Exxon that effective March 1, 1994, it has terminated the Mississippi Canyon Contract pursuant to certain provisions of the contract. Such termination, if effective, would reduce GSR costs associated with such contract to $14 million. Exxon has filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern. The court entered a summary judgment order upholding Southern's termination of this contract, which Exxon has appealed to the Fifth Circuit Court of Appeals. Southern's customers are challenging the recovery of GSR cost attributable to such contract on eligibility and prudence grounds and on the basis that such costs also constitute non-cash consideration for the 1989 take-or-pay settlement with Exxon and thus are not recoverable due to the 1988 take-or-pay cost cap. If the settlement with Exxon does not become effective, Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon Facilities or its pending litigation with Exxon regarding Southern's notice of termination of the Mississippi Canyon Contract.

       Leases - Southern has operating lease commitments expiring at various dates, principally for office space and equipment. Southern has no significant capital leases.

       Rental expense for all operating leases is summarized below:


                                                                         Years Ended December 31,
                                                             ----------------------------------------------
                                                              1994                1993                1992
                                                              ----                ----                ----
                                                                             (In Thousands)
Non-Affiliated Operating Leases                               $1,296             $1,081              $1,154
Affiliated Operating Leases                                    6,157              6,634               7,345
                                                              ------             ------              ------

       Total                                                  $7,453             $7,715              $8,499
                                                              ======             ======              ======

       At December 31, 1994, future minimum payments for non-cancelable operating leases for the years 1995 through 1999 are less than $4 million per year.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Transactions with Major Customers and Affiliates

       The following table shows revenues from major unaffiliated customers.


                                                                        Years Ended December 31,
                                                            -----------------------------------------------
                                                              1994                1993                1992
                                                              ----                ----                ----
                                                                             (In Thousands)
       Atlanta Gas Light Company                            $250,932           $329,040            $294,429
       Alabama Gas Corporation                               118,975            147,210             118,243
       South Carolina Pipeline Corporation                    69,348             75,040              69,650

       Southern and its subsidiaries enter into transactions with other Sonat subsidiaries and unconsolidated affiliates to transport, sell and purchase natural gas. Services provided by these affiliates for the benefit of Southern and its subsidiaries are billed accordingly.

       The following table shows revenues and charges from Southern's affiliates.

                                                                              Years Ended December 31,
                                                            -----------------------------------------------
                                                              1994                1993                1992
                                                              ----                ----                ----
                                                                             (In Thousands)
       Revenues from Affiliates                               $80,394           $39,912             $31,717
       Charges from Affiliates                                 39,060            42,666              46,871

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Employee Benefit Plans

       Retirement Plans - Sonat has a trusteed, non-contributory, tax qualified defined benefit retirement plan (the Retirement Plan) covering substantially all employees of Southern. A supplemental benefit plan (the Supplemental Plan) that provides retirement benefits in excess of those allowed under Sonat's tax qualified retirement plan is also in effect. Benefits under the plans are based on a combination of years of service and a percentage of compensation. Benefits vest after a period of five years.

       Sonat determines the amount of funding to the Retirement Plan on a year-to-year basis, with amounts consistent with minimum and maximum funding requirements established by various governmental bodies.

       Southern's net periodic pension (income) cost consists of the following components:


                                                                           Years Ended December 31,
                                                                  ------------------------------------------
                                                                    1994             1993             1992
                                                                    ----             ----             ----
                                                                                (In Thousands)
       Service Cost - Benefits Earned
          during the Period                                       $  3,022         $  4,563         $  5,198
       Interest Cost on Projected
          Benefit Obligation                                        17,492           16,874           17,391
       Loss (Gain) on Assets                                         8,609          (39,181)         (14,420)
       Net Amortization and Deferral                               (35,581)          18,564           (5,043)
                                                                  --------         --------         --------

                                                                  $ (6,458)        $    820         $  3,126
                                                                  ========         ========         ========

       The change in the discount rate assumption in 1994 to 8.5 percent from
7.0 percent was the primary reason for the change in net pension cost.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Employee Benefit Plans (Cont'd)

       The following table sets forth Southern's allocated portion of the assets and liabilities of Sonat's plans and the amount of the net pension asset or liability recognized in Southern's Consolidated Balance Sheets.


                                                          Plans with Obligations                Plans with Obligations
                                                            Less than Assets (1)                in Excess of Assets(2)
                                                                December 31,                         December 31,
                                                       -------------------------                ----------------------
                                                                                 (In Thousands)
                                                         1994             1993                  1994             1993
                                                         ----             ----                  ----             ----
Actuarial Present Value of
   Benefit Obligations:
      Vested benefit obligations                       $182,037         $191,626               $ 4,888        $  6,195
      Non-vested benefit obligations                      4,127            7,425                    80             199
                                                       --------         --------               -------        --------
      Accumulated benefit obligations                   186,164          199,051                 4,968           6,394
    Effect of projected future
      salary increases                                   22,846           48,680                 3,625           1,602
                                                       --------         --------               -------        --------
    Projected benefit obligations                       209,010          247,731                 8,593           7,996

Plan Assets at Fair Value (3)                           254,019          276,370                  -               -
                                                       --------         --------               -------        --------
Projected Benefit Obligations
   (in Excess of) or Less Than
   Plan Assets                                           45,009           28,639                (8,593)         (7,996)
Unrecognized Net (Assets) or
   Obligations at Transition (4)                        (10,210)         (11,413)                  102             116
Unrecognized Net (Gain) Loss                            (41,291)         (29,880)                   31             711
Unrecognized Prior Service Cost                           5,759            7,681                 1,274             762
Net Unamortized Deferred Charge
   from Early Retirement
   Termination Benefits (5)                               9,381            6,089                 2,523           3,831
                                                       --------         --------               -------        --------
Net Pension Asset (Liability)
   Recognized in the
   Consolidated Balance Sheets                         $  8,648         $  1,116               $(4,663)       $ (2,576)
                                                       ========         ========               =======        ========

   (1)   The Retirement Plan.
   (2)   The Supplemental Plan.
   (3) Plan assets consist primarily of debt and equity securities and investments in equity index and foreign index funds.
   (4)   Amortization periods for unrecognized net (asset) or obligation are
         16.5 years for the Retirement Plan and 15 years for the Supplemental Plan.
   (5) Amortization periods for early retirement termination benefits are 10 years for the Retirement Plan and five years for the Supplemental Plan.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Employee Benefit Plans (Cont'd)

       Until July 1993, Sonat set aside assets in fixed income securities such that values of those assets equaled or exceeded the present value of benefit obligations to current retirees (immunized obligations). After that date, a separate immunized portfolio has not been maintained. The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets are:


                                                                            Years Ended December 31,
                                                                  -------------------------------------------
                                                                   1994               1993               1992
                                                                   ----               ----               ----
       Weighted Average Discount Rate:
           Non-immunized obligations                               8.5%               7.0%               7.0%
           Immunized obligations                                    -                  -                 7.4%
       Long-Term Rate of Return:
           Non-immunized assets                                    8.5%               9.0%               9.0%
           Immunized assets                                         -                  -                 7.4%
       Increase in Future Compensation Levels
           (Composite Rate)                                        5.5%               6.0%               6.0%

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

       The annual net periodic cost for postretirement health care and life insurance benefits consists of the following components:


                                                                                Years Ended December 31,
                                                                            -------------------------------
                                                                              1994                    1993
                                                                              ----                    ----
                                                                                     (In Thousands)
Service Cost                                                                $  910                   $1,026
Interest Cost                                                                5,682                    5,778
Return on Plan Assets                                                         (378)                    (319)
Net Amortization and Deferral                                                2,631                    3,237
                                                                            ------                   ------
                                                                            $8,845                   $9,722
                                                                            ======                   ======

       Prior to the adoption of SFAS No. 106, the cost of providing health care and life insurance benefits was $3.9 million in 1992.

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

       The following table sets forth the funded status at December 31, 1994 and 1993, for Southern's postretirement health care and life insurance plans:

                                                                              December 31,        December 31,
                                                                                  1994                1993
                                                                              ------------        ------------
                                                                                       (In Thousands)
Accumulated Postretirement Benefit Obligation:
   Retirees                                                                   $ 53,176              $59,061
   Fully eligible active plan participants                                       6,988               11,731
   Other active plan participants                                               15,307               16,222
                                                                              --------              -------
                                                                                75,471               87,014
Plan Assets at Fair Value (1)                                                   14,857                9,358
                                                                              --------              -------
Accumulated Postretirement Benefit Obligation in
   Excess of Plan Assets                                                       (60,614)             (77,656)
Unrecognized Transition Obligation                                              52,351               64,095
Unrecognized Net (Gain) Loss                                                    (4,486)              10,981
Net Unamortized Deferred Charge from
   Early Retirement Termination Benefits                                        10,232                 -
                                                                              --------              -------
Accrued Postretirement Benefit Cost                                           $ (2,517)             $(2,580)
                                                                              ========              =======

(1) Plan assets are held in a life insurance reserve account which consists primarily of fixed income securities, and in equity securities, municipal tax exempt bonds, and short-term investment funds.

       The assumed rates used to measure the projected benefit obligation and the expected earnings of plan assets are:

                                                                              December 31,        December 31,
                                                                                  1994                1993
                                                                              ------------        ------------
Discount Rate                                                                    8.5%               7.0%
Long-Term Rate of Return:
   Medical assets                                                                5.5%               5.5%
   Life insurance assets                                                         8.5%               7.0%

       The rate of increase in the per capita costs of covered health care benefits is assumed to be 11.6 percent in 1995, decreasing gradually to 6 percent by the year 2003. Increasing the assumed health care cost trend rate by 1 percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1994, by approximately $4.5 million and increase the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $.4 million.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Employee Benefit Plans (Cont'd)

       Southern participates in plans of Sonat that provide disability benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. Southern adopted SFAS No. 112, "Employers' Accounting for Postretirement Benefits" as of January 1, 1994.
SFAS No. 112 requires companies to accrue a liability for employees' compensation for future absences if certain conditions are met. For the year ended December 31, 1994, $.7 million of expense was recognized for this employee benefit plan.

       Corporate Restructuring - In late 1994 and early 1995 Sonat completed a reduction in staffing levels in the office and field locations through a combination of special early retirement options (SERO) and involuntary terminations involving 302 employees. The total cost of the program amounted to $19.1 million, which included $3.4 million related to the qualified retirement plan, $10.2 million related to the postretirement plans, and $5.0 million of cash severance payments. Included in the cash severance amount was $2.0 million paid during 1994. All of the terminations, voluntary and involuntary, were completed by the end of January 1995.

       Executive Award Plan - Sonat has an Executive Award Plan that provides awards to certain key employees in the form of stock options, restricted stock, and stock appreciation rights (SARs) in tandem with any or all stock options. In years prior to 1991, tax offset payments were also generally provided in conjunction with these awards. SARs permit the holder of an exercisable option to surrender that option for an amount equal to the excess of the market price of the common stock on the date of exercise over the option price (appreciation). The appreciation is payable in cash, common stock, or a combination of both. SARs are subject to the same terms and conditions as the options to which they are related. No SARs have been issued since 1990. At December 31, 1994, 7,400 SARs were outstanding to employees of Southern. Sonat issued 10,700 shares of restricted stock to employees of Southern during 1994. The shares generally vest 10 years from the date of grant, unless the closing price of Sonat's common stock achieves certain specified levels. At December 31, 1994, 13,932 of the 40,100 cumulative restricted shares issued have vested. Stock-based employee compensation increased Southern's pretax income by $.5 million in 1994, and decreased pretax income by $5.1 million and $1.8 million in 1993 and 1992, respectively.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Quarterly Results (Unaudited)

       Shown below are selected unaudited quarterly data.

                                               1st                2nd                 3rd                  4th
                                             Quarter            Quarter             Quarter              Quarter
                                             -------            -------             -------              -------
                                                                       (In Thousands)
       1994 (1)
       ----
       Revenues                             $235,531            $176,958           $147,394             $205,256
       Operating Income (Loss)                49,115              26,961             29,307              (12,544)
       Net Income (Loss)                      28,203              13,295             15,818               (9,492)

       1993
       ----
       Revenues                             $289,420            $122,189           $121,138             $299,902
       Operating Income                       59,858              20,449             28,657               37,654
       Net Income                             29,176              10,657             21,294               22,942

       (1) Net income in the 4th Quarter of 1994 includes a charge of $33.5 million related to the recognition of significant unusual items. See Customer Settlement discussion in Note 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The Company has not had a change in accountants within twenty-four months prior to the date of its most recent consolidated financial statements or in any period subsequent to such date.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

  1. FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                       ------
Included in Part II of this report:
  Report of Ernst & Young LLP, Independent Auditors................................     II-16
  Consolidated Balance Sheets at December 31, 1994 and 1993........................     II-17
  Consolidated Statements of Income for the years ended December 31, 1994, 1993,
     and 1992......................................................................     II-19
  Consolidated Statements of Changes in Retained Earnings for the years ended
     December 31, 1994, 1993, and 1992.............................................     II-19
  Consolidated Statements of Cash Flows for the years ended December 31, 1994,
     1993,
     and 1992......................................................................     II-20
  Notes to Consolidated Financial Statements.......................................     II-21

  2. FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules have been omitted because they are not applicable or because the subject matter is either not present or is not present in amounts sufficient to require submission of the schedule, in accordance with the instructions contained in Regulation S-X, or the required information is included in the financial statements or notes thereto.

     Financial statements of 50-percent-or-less-owned companies and joint ventures are not presented herein because such companies and joint ventures do not meet the significance test.

  3. EXHIBITS(1)

NUMBER                        DESCRIPTION                               METHOD OF FILING
- -------  -----------------------------------------------------   ------------------------------
                        RESTATED CERTIFICATE OF
                       INCORPORATION AND BY-LAWS

3-(a)    Restated Certificate of Incorporation of Southern       Filed as Exhibit 3-(a) to Form
         Natural Gas Company dated as of March 1, 1994           10-K of Southern Natural Gas
                                                                 Company for the year 1993
3-(b)    By-Laws of Southern Natural Gas Company as amended      Filed as Exhibit 3-(b) to Form
         and in effect October 1, 1982                           10-K of Southern Natural Gas
                                                                 Company for the year 1993
                    INSTRUMENTS DEFINING THE RIGHTS
                          OF SECURITY HOLDERS

4        Form of Indenture dated June 1, 1987 from Southern      Filed as Exhibit 4-(1) to
         Natural Gas Company to Hanover Trust Company, Trustee   Registration No. 33-47266 for
                                                                 Southern Natural Gas Company
                                                                 dated July 31, 1987

- ---------------

(1) Southern will furnish to requesting security holders any exhibit on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to R. David Hendrickson, Secretary, Southern Natural Gas Company, P.O. Box 2563, Birmingham, Alabama 35202.

NUMBER                        DESCRIPTION                               METHOD OF FILING
- -------  -----------------------------------------------------   ------------------------------
         PRINCIPAL SERVICE AGREEMENTS
         OF SOUTHERN NATURAL GAS COMPANY
10.1     Form of Service Agreements, Nos. 866940, 866941 and     Filed as Exhibit 10-(2) to
         S10710, between Southern Natural Gas Company and        Form 10-Q of Sonat Inc. for
         Alabama Gas Corporation, effective November 1, 1993     the quarter ended September
                                                                 30, 1993
10.2     Service Agreements Nos. 901710 and 901711, effective    Filed as Exhibit 10.5 to Form
         June 1, 1994, and No. 902516, effective October 1,      10-Q of Sonat Inc. for the
         1994, between Southern Natural Gas Company and South    quarter ended September 30,
         Carolina Pipeline Corporation                           1994
10.3(a)  Service Agreement No. 902470, effective September 1,    Filed as Exhibit 10.6 to Form
         1994, between Southern Natural Gas Company and          10-Q of Sonat Inc. for the
         Atlanta Gas Light Company                               quarter ended September 30,
                                                                 1994
10.3(b)  Service Agreement No. 904460, effective November 1,     Filed as Exhibit 10.7 to Form
         1994, between Southern Natural Gas Company and          10-Q of Sonat Inc. for the
         Atlanta Gas Light Company                               quarter ended September 30,
                                                                 1994
10.3(c)  Service Agreement No. 904461, effective November 1,     Filed as Exhibit 10.8 to Form
         1994, between Southern Natural Gas Company and          10-Q of Sonat Inc. for the
         Atlanta Gas Light Company                               quarter ended September 30,
                                                                 1994
10.3(d)  Service Agreement No. 904480, effective November 1,     Filed as Exhibit 10.9 to Form
         1994, between Southern Natural Gas Company and          10-Q of Sonat Inc. for the
         Atlanta Gas Light Company                               quarter ended September 30,
                                                                 1994
10.3(e)  Service Agreement No. 904481, effective November 1,     Filed as Exhibit 10.10 to Form
         1994, between Southern Natural Gas Company and          10-Q of Sonat Inc. for the
         Atlanta Gas Light Company                               quarter ended September 30,
                                                                 1994
10.3(f)  Service Agreement No. S20150, effective November 1,     Filed as Exhibit 10.11 to Form
         1994, between Southern Natural Gas Company and          10-Q of Sonat Inc. for the
         Atlanta Gas Light Company                               quarter ended September 30,
                                                                 1994
10.3(g)  Service Agreement No. S20140, effective November 1,     Filed as Exhibit 10.12 to Form
         1994, between Southern Natural Gas Company and          10-Q of Sonat Inc. for the
         Atlanta Gas Light Company                               quarter ended September 30,
                                                                 1994
                       OTHER MATERIAL CONTRACTS
10.4     Restated and Amended Joint Venture Agreement dated      Filed as Exhibit 10-(22) to
         September 1, 1981 between Tennessee Storage Company     Form 10-K of Sonat Inc. for
         and Southern Gas Storage Company forming Bear Creek     the year 1991
         Storage Company (with Appendices A-G)
10.5     Service Agreement dated June 1, 1981 with Bear Creek    Filed as Exhibit 10-(23) to
         Storage Company, and FERC Gas Tariff of Bear Creek      Form 10-K of Sonat Inc. for
         Storage Company, effective July 1, 1981                 the year 1991
10.6     Parents Agreement dated September 15, 1981 from         Filed as Exhibit 10-(25) to
         Southern Natural Gas Company and Tenneco Inc. in        Form 10-K of Sonat Inc. for
         favor of Manufacturers Hanover Trust Company and T.     the year 1991
         C. Crane
12       Computation of Ratio of Earnings to Fixed Charges       Filed herewith
23       Consent of Ernst & Young LLP, Independent Auditors,     Filed herewith
         dated March 24, 1995

NUMBER                        DESCRIPTION                               METHOD OF FILING
- -------  -----------------------------------------------------   ------------------------------
24       Powers of Attorney authorizing James E. Moylan, Jr.;    Filed herewith
         Thomas W. Barker, Jr.; James A. Rubright; G. Layne
         Finlay; R. David Hendrickson; and John C. Griffin to
         sign the Southern Natural Gas Company Annual Report
         on Form 10-K for the fiscal year ended December 31,
         1994 on behalf of certain directors and officers of
         the registrant
27       Financial Data Schedule for the period ended December   Filed electronically with the
         31, 1994                                                Securities and Exchange
                                                                 Commission

     Exhibit 21, Subsidiaries of the Registrant, has been omitted in reliance upon Instruction J(2)(b) of Form 10-K.

     Exhibits listed above that have heretofore been filed with the Securities and Exchange Commission, which were physically filed as noted above, are incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934 and made a part hereof with the same effect as if filed herewith.

     Certain instruments relating to long-term debt of Southern and its subsidiaries have not been filed as exhibits since the total amount of securities authorized under any such instrument does not exceed ten percent of the total assets of Southern and its subsidiaries on a consolidated basis. Southern agrees to furnish a copy of each such instrument to the Commission upon request.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1994.

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

                                          SOUTHERN NATURAL GAS COMPANY

                                          BY:   /S/  JAMES E. MOYLAN, JR.

                                            ------------------------------------
                                                    JAMES E. MOYLAN, JR.
                                                         PRESIDENT

Dated: March 28, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                             CAPACITY                   DATE
- ---------------------------------------------   ------------------------   ---------------------

       (i) Principal Executive Officer:

                /s/  JAMES E. MOYLAN,           President                         March 28, 1995
                      JR.
- ---------------------------------------------
            JAMES E. MOYLAN, JR.
      (ii) Principal Financial Officer:

             /s/  THOMAS W. BARKER, JR.         Treasurer                         March 28, 1995
- ---------------------------------------------
            THOMAS W. BARKER, JR.
          Principal Accounting Officer:

                 /s/  G. LAYNE FINLAY           Vice President and                March 28, 1995
- ---------------------------------------------     Controller
               G. LAYNE FINLAY
(iii) Directors:*
     RONALD L. KUEHN, JR.
     L. DAVID MATHEWS
     JAMES E. MOYLAN, JR.
     LARRY E. POWELL
     JAMES A. RUBRIGHT
     JAMES C. YARDLEY

*Signed on behalf of each of these persons:

By /s/  R. DAVID HENDRICKSON
    R. DAVID HENDRICKSON
    SECRETARY, AS AUTHORIZED
    BY CERTAIN POWERS OF
    ATTORNEY DATED MARCH 13, 1995,
    AND ONE DATED MARCH 23, 1995,
    ALL OF WHICH ARE
    FILED HEREWITH AS
    EXHIBIT 24-(1)

                     APPENDIX TO ANNUAL REPORT ON FORM 10-K
                        OF SOUTHERN NATURAL GAS COMPANY
                      FOR THE YEAR ENDED DECEMBER 31, 1994

     In compliance with Section 304 of Regulation S-T, the following information describes pictorial and/or graphic materials contained herein:

PAGE                                        DESCRIPTION
- ----   --------------------------------------------------------------------------------------
I-11   Map of the Southeastern United States showing the approximate location of the pipeline systems of Southern and its subsidiaries and the underground storage facilities of
       Southern (each described on pages I-1, I-8, and I-9); and the approximate location of
       Southern Energy's LNG terminal, as discussed on page I-9.