Form 10-Q
period 1995-03-31
SOUTHERN NATURAL GAS CO
filed 1995-05-12
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C.  20549
                         FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended      March 31, 1995


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

              COMMON STOCK, $3.75 PAR VALUE:

        1,000 SHARES OUTSTANDING ON APRIL 30, 1995

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

                        SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                            INDEX

                                                                                 Page No.

PART I.   Financial Information

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets--
                       March 31, 1995 and December 31, 1994                       1

                    Condensed Consolidated Statements of Income--
                       Three Months Ended March 31, 1995 and 1994                 2

                    Condensed Consolidated Statements of Cash Flows--
                       Three Months Ended March 31, 1995 and 1994                 3

                    Notes to Condensed Consolidated Financial
                       Statements                                                 4 - 10


          Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                11 - 17

PART II.  Other Information

          Item 1.   Legal Proceedings                                            18

          Item 6.   Exhibits and Reports on Form 8-K                             18



                               PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                        SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            March 31,       December 31,
                                                              1995              1994
                                                          (Unaudited)
                                                                    (In Thousands)
                                           ASSETS
Current Assets:
  Cash                                                     $    1,605         $      975
  Notes receivable, primarily from affiliates                 138,038            173,060
  Accounts receivable                                         104,357            122,514
  Inventories                                                  21,184             20,930
  Gas imbalance receivables                                    19,262             35,053
  Other                                                        20,149              8,511
        Total Current Assets                                  304,595            361,043

Investments in Joint Venture and Other                         51,005             47,952

Plant, Property and Equipment                               2,292,453          2,241,972
  Less accumulated depreciation and amortization            1,491,091          1,460,649
                                                              801,362            781,323

Deferred Charges:
  Gas supply realignment costs                                196,620            160,850
  Other                                                        31,674             24,042
                                                              228,294            184,892
                                                           $1,385,256         $1,375,210

                            LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Long-term debt due within one year                       $    6,964         $    6,964
  Accounts payable                                             36,427             42,356
  Accrued income taxes                                         21,413             14,271
  Accrued interest                                             17,524             19,505
  Gas imbalance payables                                       18,163             35,112
  Other                                                        14,203             19,892
        Total Current Liabilities                             114,694            138,100

Long-Term Debt                                                318,587            323,907

Deferred Credits and Other:
  Deferred income taxes                                        60,503             43,812
  Reserves for regulatory matters                             171,106            183,343
  Operating and other reserves                                 78,247             79,610
  Other                                                        84,395             87,214
                                                              394,251            393,979

Commitments and Contingencies

Stockholder's Equity:
  Common stock and other capital                              100,616             78,635
  Retained earnings                                           457,108            440,589
        Total Stockholder's Equity                            557,724            519,224

                                                           $1,385,256         $1,375,210




                                   See accompanying notes.

                        SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                                                                     Three Months
                                                                    Ended March 31,
                                                               1995               1994
                                                                    (In Thousands)
Revenues:
  Natural gas sales                                          $ 46,679           $ 86,873
  Transportation and storage                                  106,221             98,325
  Other                                                        32,535             50,333
                                                              185,435            235,531

Costs and Expenses:
  Natural gas cost                                             45,206             81,736
  Transition cost recovery and gas
    purchase contract settlement costs                         20,886             42,920
  Operating and maintenance                                    25,469             22,843
  General and administrative                                   20,811             18,260
  Depreciation and amortization                                14,858             16,036
  Taxes, other than income                                      5,591              4,621
                                                              132,821            186,416

Operating Income                                               52,614             49,115

Other Income, Net:
  Equity in earnings of joint ventures                          2,501              2,281
  Other                                                           141                348
                                                                2,642              2,629

Interest Income (Expense):
  Interest income, primarily from affiliates                    2,060              4,839
  Interest expense                                            (10,324)           (11,078)
  Interest capitalized                                             40                272
                                                               (8,224)            (5,967)

Income before Income Taxes                                     47,032             45,777

Income Taxes                                                   18,113             17,574

Net Income                                                   $ 28,919           $ 28,203





                                   See accompanying notes.

                        SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                                     Three Months
                                                                    Ended March 31,
                                                               1995               1994
                                                                    (In Thousands)
Cash Flows from Operating Activities:
   Net income                                                $ 28,919           $ 28,203
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
        Depreciation and amortization                          14,858             16,036
        Deferred income taxes                                  10,518             (2,245)
        Equity in earnings of joint
          venture, less distributions                          (2,501)            (2,281)
        Reserves for regulatory matters                       (12,237)            11,799
        Gas supply realignment costs                          (35,770)             7,559
        Natural gas purchase contract
          settlement costs                                       -                16,502
        Change in:
          Accounts receivable                                  20,534             (8,282)
          Inventories                                              83              1,204
          Accounts payable                                     (6,927)           (12,562)
          Accrued interest and income taxes, net                5,215             20,034
          Other current assets and liabilities                (19,274)           (24,579)
        Other                                                  (7,799)            12,020
          Net cash provided by (used in)
             operating activities                              (4,381)            63,408
Cash Flows from Investing Activities:
   Plant, property and equipment additions                     (6,236)           (12,997)
   Notes receivable, primarily from affiliates                 28,813            (35,652)
   Proceeds from disposal of assets and other                      81                292
          Net cash provided by (used in)
             investing activities                              22,658            (48,357)
Cash Flows from Financing Activities:
   Payments of long-term debt                                  (5,320)            (5,320)
   Dividends paid                                             (12,400)           (12,400)
   Other                                                           73               -
          Net cash used in financing
             activities                                       (17,647)           (17,720)
Net Increase (Decrease) in Cash                                   630             (2,669)

Cash at Beginning of Period                                       975              4,243

Cash at End of Period                                        $  1,605           $  1,574

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                      $  9,961           $ 10,012
   Income taxes (refunds received), net                           420               (238)



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

      On January 1, 1995, Sonat transferred its investment in Sonat Intrastate-Alabama Inc., Sonat
Gathering Company and Sonat Ventures Inc. to Southern.
They had combined revenues of $6,245,000 and a combined net loss of $1,310 for the three-month period ended March 31, 1994. The combined net book value that was transferred was $21,981,000 and the companies had cash on hand of $73,000 at January 1, 1995.

      In the first quarter of 1995, the Financial
Accounting Standards Board issued Statement of
Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed of, which will become effective for years beginning after December 15, 1995.
The Company has not yet determined the effect of the new rules.

      Certain amounts in the 1994 condensed
consolidated financial statements have been reclassified to conform with the 1995 presentation.

2.    Joint Venture

      Southern owns 50 percent of Bear Creek Storage
Company (Bear Creek), an underground gas storage company. The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                Three Months
                                                               Ended March 31,
                                                          1995                1994
                                                                 (In Thousands)

      Revenues                                           $9,322              $9,030
      Expenses:
        Operating expenses                                1,275               1,278
        Depreciation                                      1,350               1,350
        Other expenses, net                               1,633               1,839

      Income Reported                                    $5,064              $4,563

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

      On September 1, 1992, Southern implemented another general rate change. The rates reflected the continuing shift in the mix of throughput volumes away from sales and toward transportation and a $5 million reduction in annual revenues. On April 30, 1993, Southern submitted a proposed settlement in the proceeding that would resolve the throughput and certain cost of service issues. The cost allocation and rate design issues were consolidated with similar issues in Southern's rate proceeding filed May 1, 1993, which is described below, and will be resolved in that proceeding. This settlement was approved by the FERC orders issued on December 16, 1993, and May 5, 1994. One party has sought judicial review of these FERC orders as well.
Southern also cannot predict the outcome of this appeal.

      On May 1, 1993, Southern implemented a general rate change, subject to refund, that increased its sales and transportation rates by approximately $57 million

4.    Commitments and Contingencies (Cont'd)

annually. The filing is designed to recover increased operating costs and to reflect the impact of competition. On January 9, 1995, Southern filed with the presiding administrative law judge a trial stipulation that resolved certain cost of service issues with the FERC staff in this proceeding. This trial stipulation was not opposed by any party to the proceeding. A hearing regarding all other outstanding issues concluded in February 1995. Southern cannot predict the outcome of this hearing.

      Southern filed with the FERC on March 15, 1995, a proposed settlement (the Customer Settlement) that would resolve all of Southern's pending rate (described above) and gas supply realignment (GSR) cost recovery
(described below) proceedings. The FERC staff and customers representing more than 95 percent of the firm transportation capacity on Southern's pipeline system are in support of the Customer Settlement. Pursuant to the Customer Settlement, which must be approved by the FERC, all issues in Southern's current and prior rate cases would be settled as to the supporting parties.
Southern would credit in the aggregate the full amount of Southern's rate reserves as of February 28, 1995
(approximately $155 million), less certain amounts withheld for potential rate refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. Southern implemented reduced settlement rates for parties that support the Customer Settlement on an interim basis effective March 1, 1995, subject to reinstatement, pending FERC consideration and approval of the Customer Settlement. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. Southern's GSR costs are discussed below (see Order No. 636).

      In the fourth quarter of 1994, the Company recognized a $29 million charge associated with the Customer Settlement, which includes anticipated amounts for GSR costs that Southern would not recover from its customers, and a $28 million provision relating to regulatory assets that may not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994.

      The Customer Settlement has been contested by certain of Southern's customers; thus, if approved by the FERC, the Customer Settlement will become effective only as to supporting parties and any contesting parties the FERC determines will be bound by it. Southern's rates and GSR costs applicable to the contesting parties not bound by the Customer Settlement will be determined by the outcome of Southern's pending rate and GSR proceedings, where Southern anticipates that those contesting customers will continue to challenge both the eligibility and prudence of Southern's GSR costs. It is also possible that the Customer Settlement might not be approved by the FERC or, if approved, might be modified in a way unacceptable to Southern or its customers.

      Gas Purchase Contracts - Pursuant to a final and nonappealable FERC order, Southern has collected from its customers over a five-year period that ended on April 30, 1994, substantially all of its gas purchase contract settlement payments relating to contract terminations or amendments entered into in the 1980s.
Southern currently is incurring no take-or-pay liabilities under its gas purchase

4.    Commitments and Contingencies (Cont'd)

contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices. When a loss is probable and the amount can be reasonably estimated, it is accrued.

      Order No. 636 - In 1992 the FERC issued its Order
No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services.
Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of, or purchasing gas at above-market prices under existing gas purchase contracts, which are referred to as GSR costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the time the contracts were executed, and to the prudence of the amendments or terminations of the contracts. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

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

4.    Commitments and Contingencies (Cont'd)

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

      As of March 31, 1995, Southern had either paid or accrued $181 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. On
February 17, 1995, Southern reached an agreement to resolve its remaining high-cost supply contracts with Exxon Corporation (Exxon) by paying an additional $45 million in GSR costs and foregoing a claim against $19 million in price differential costs that have been paid to Exxon under an interim agreement entered into between the parties pending resolution of litigation contesting
Southern's termination on March 1, 1994, of a gas purchase contract with Exxon. This agreement is conditioned upon the Customer Settlement becoming effective. These Exxon amounts are included within the amount for March 31, 1995, above. In addition, Southern also has an agreement under which another high-cost contract price is reduced in exchange for monthly payments having a present value of approximately
$44 million. Southern has received permission from the FERC to purchase an annuity in order to monetize this obligation.

      In addition to its GSR costs relating to termination or amendment of its remaining gas purchase contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of March 31, 1995, Southern had incurred $85 million in price differential costs.

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

      As described above, Southern's Customer Settlement would settle as to supporting parties all of the proceedings pursuant to which Southern is seeking recovery of its GSR costs as well as all of its other outstanding rate proceedings. If the Customer
Settlement is ultimately approved by the FERC, all challenges to the recovery of Southern's GSR costs would be resolved as to those customers

4.    Commitments and Contingencies (Cont'd)

supporting the Customer Settlement, including all issues related to eligibility and prudence. Additionally, Southern would absorb an agreed-upon portion of its total GSR costs, which was reflected in the provision for the Customer Settlement noted above.

      In its Customer Settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, recent contract renegotiations, and price differential costs actually incurred, the amount of GSR costs was estimated at December 31, 1994, to be approximately $328 million on a present-value basis.
This amount included the $64 million cost that will be incurred under the settlement of existing contracts with Exxon, which will become effective if the Customer
Settlement becomes effective. These amounts do not include an additional $87 million in projected GSR costs that would be incurred if the settlement with Exxon does not become effective and Exxon prevails in its lawsuit regarding Southern's March 1, 1994, termination of a contract relating to Exxon's reserves in its Mississippi
Canyon blocks (described below).

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

      Administrative Law Judge Ruling Concerning
Recoverability of Investment in Offshore Gas Supply
Facilities; Settlement with Exxon Corporation - In an initial decision issued on May 2, 1994, which Southern appealed, an administrative law judge ruled, in a rate case Southern had filed before the FERC, that Southern could not include in its rates the approximately
$45 million cost of certain pipeline facilities placed in service by Southern in 1992 to connect to its interstate pipeline system extensive new gas reserves developed by Exxon in the Mississippi Canyon and Ewing
Bank Area Blocks, offshore Louisiana (the Mississippi
Canyon Facilities). The judge ruled that Southern's recovery of these costs was precluded by the 1988 settlement with Southern's customers that limits the amount of take-or-pay payments Southern may recover in its rates. The judge found that the cost of the facilities constitutes non-cash consideration to Exxon for a 1989 take-or-pay settlement and is therefore subject to the dollar "cap" on these payments contained in the 1988 settlement. Southern has previously recovered the maximum amount permitted by the 1988 settlement in its rates. Southern has appealed the

4.    Commitments and Contingencies (Cont'd)

administrative law judge's decision to the FERC but cannot predict the outcome of this appeal.

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

      If this settlement with Exxon does not become effective, total GSR costs under the Mississippi Canyon
Contract through the scheduled renegotiation of its pricing provisions in 1997 were estimated at December
31, 1994, to be approximately $125 million on a present-value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future gas market prices) are not known today with certainty and there is a wide range of possible outcomes for each assumption. In addition, Southern gave notice to Exxon that effective March 1, 1994, it terminated the Mississippi Canyon Contract pursuant to certain provisions of the contract. Such termination, if effective, would reduce GSR costs associated with such contract to $14 million. Exxon filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern. The court entered a summary judgment order upholding Southern's termination of this contract, which Exxon appealed to the Fifth Circuit
Court of Appeals. Southern's customers are challenging the recovery of GSR costs attributable to such contract on eligibility and prudence grounds and on the basis that such costs also constitute non-cash consideration for the 1989 take-or-pay settlement with Exxon and thus are not recoverable due to the 1988 take-or-pay cost cap. If the settlement with Exxon does not become effective, Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon Facilities or its pending litigation with Exxon regarding Southern's notice of termination of the Mississippi Canyon Contract.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations

               SOUTHERN NATURAL GAS COMPANY
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The principal business of Southern Natural Gas
Company and its subsidiaries (Southern) is the interstate transmission of natural gas in the southeastern United States, which is regulated by the Federal Energy Regulatory Commission (FERC). Southern also has some operations that are not regulated.
Southern's parent, Sonat Inc., transferred to Southern its investments in three small unregulated companies effective January 1, 1995 (see Note 1 of the Notes to
Condensed Consolidated Financial Statements). In addition, Sea Robin Pipeline Company, a wholly owned subsidiary of Southern, has filed a petition with the FERC requesting it be declared an unregulated gas gathering system.

      Southern is pursuing growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On
April 26, 1995, Southern received authorization from the FERC to construct a 21-mile pipeline extension to a delivery point near Chattanooga, Tennessee, that will deliver natural gas to a group of new customers who have signed 10-year contracts for firm transportation volumes totaling approximately 11 million cubic feet per day.
Also, Florida Gas Transmission Company, a subsidiary of
Citrus Corp. (50 percent-owned by Sonat), contracted in February 1995 for 100 million cubic feet per day of new firm transportation to be delivered from Southern's system. Southern also plans to seek approval in a filing with the FERC to be made in May 1995 to expand its north main pipeline system to provide approximately
26 million cubic feet per day of additional firm transportation. This increase in capacity is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia, and Tennessee. If
FERC approval is received, the in-service date is expected to be November 1996.

      In addition, Southern has initiated an open season to obtain customer commitments to expand its system in order to meet the growing demand for natural gas in the Southeast. In the open season, Southern is seeking requests for additional firm transportation services and for a new liquefied natural gas (LNG) service. The facilities to provide the firm transportation service will be determined based on the service levels requested. The LNG service would be provided at the existing LNG storage terminal near Savannah, Georgia, that is owned by Southern Energy Company, a subsidiary of Southern. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for both services is expected to be November 1997. The open season will continue through July 31, 1995.

Operations

                                                                Three Months
                                                               Ended March 31,
                                                          1995               1994
                                                                (In Millions)
Revenues:
  Gas sales                                               $ 47               $ 87
  Market transportation and storage                         93                 88
  Supply transportation                                     13                 11
  Other                                                     32                 50
    Total Revenues                                        $185               $236

Natural Gas Cost:
  Purchased from others                                   $ 41               $ 78
  Purchased from affiliates                                  4                  4
    Total Natural Gas Cost                                $ 45               $ 82

Transition Cost Recovery and Gas
  Purchase Contract Settlement Costs                      $ 21               $ 43

Depreciation and Amortization                             $ 15               $ 16

Operating Income                                          $ 53               $ 49

Equity in Earnings of
  Joint Ventures                                          $  3               $  2


                                                             (Billion Cubic Feet)
Volumes:
  Intrastate gas sales                                       2                  -
  Market transportation                                    178                159
    Total Market Throughput                                180                159
  Supply transportation                                     87                 79
    Total Volumes                                          267                238

  Transition gas sales                                      26                 33


Quarter-to-Quarter Analysis

      Southern's operating results for the first quarter of 1995 were up primarily due to higher margins. The positive effect on revenue of a $6 million adjustment to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations and the reduction of a take-or-pay liability was offset by a $6 million reduction in fuel gas liability in 1994.

      Gas sales revenue and gas cost at Southern decreased significantly compared with the 1994 first quarter as transition gas sales from supply remaining under contract declined (see Natural Gas Sales and Supply below).

      Market transportation and storage revenues increased 6 percent in the 1995 period. Market throughput volumes increased 13 percent in the 1995 period. Market throughput includes Sonat
Intrastate-Alabama Inc. in 1995 (see Note 1 of the Notes to Condensed Consolidated Financial Statements). Supply transportation increased 10 percent due to increased volumes under existing contracts at Sea Robin Pipeline
Company and a new transportation contract at Southern.

      Other revenue decreased in the 1995 period due to a decrease in take-or-pay cost recovery. Southern's billings for take-or-pay costs were essentially completed in the first quarter of 1994.

      Operating and maintenance expense, excluding the reduction in fuel gas liability recognized in the 1994 period mentioned above, decreased in 1995 reflecting the impact of the fourth quarter restructuring, which reduced Southern's staffing level by approximately
27 percent. General and administrative expenses were up in the same period due to an increase in stock-based compensation.

Transportation Contracts

      If the Customer Settlement (described in Note 4 of the Notes to Condensed Consolidated Financial
Statements) becomes effective, Southern's largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company (collectively "Atlanta") will amend their firm transportation contracts for an aggregate of 682 million cubic feet per day, 582 million cubic feet of which currently expires on November 1, 1995, and 100 million cubic feet of which currently expires on June 30, 1997, to extend their primary terms for a period of three years beginning
March 1, 1995. An additional 118 million cubic feet per day would remain under its current term to April 30, 2007. If the Customer Settlement becomes effective, South Carolina Pipeline Corporation (SCPL) will amend its firm transportation contract for 28 million cubic feet per day, which currently expires on July 31, 1997, to extend its primary term for a period of three years beginning March 1, 1995. Such extension will be in addition to the remaining 160 million cubic feet per day of SCPL's firm transportation services that remain in effect under terms extending from 1997 through 2003. Alabama Gas Corporation, Southern's second largest customer, had earlier executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008.
Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or more years. As a result, substantially all of the firm transportation capacity currently available in Southern's largest market area is fully subscribed.

Natural Gas Sales and Supply

      Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply.
Some of these contracts contain clauses requiring
Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses).
Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining supply contracts, Southern sold a portion of its remaining gas supply to a number of its firm transportation customers for a one-year term that began November 1, 1993. A portion of these sales agreements were extended for an additional one-year term, while the sales agreements with Atlanta were extended through March 31, 1995. Certain customers, including Atlanta, have advised Southern that if the Customer Settlement becomes effective, they will extend the sales agreements with them through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

      Southern's purchase commitments under its remaining gas supply contracts for the remainder of 1995 and the years 1996 through 1999 are estimated as follows:


                                                                   Estimated
                                                                    Purchase
                                                                  Commitments
                                                                 (In Millions)

     1995                                                             $40
     1996                                                              50
     1997                                                              50
     1998                                                              52
     1999                                                              34

     These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments
(underlying reserves, future deliverability, and future price) is known today with certainty. These estimates also exclude estimated purchase commitments under certain contracts with Exxon that will be terminated if the Customer Settlement becomes effective. If the Customer Settlement does not become effective and Southern were therefore required to perform these contracts, and further assuming that Exxon were to prevail in its lawsuit contesting the Company's termination of the Mississippi Canyon Contract, which litigation is described in Note 4 of the Notes to Condensed Consolidated Financial Statements, these estimates would increase by $114 million in 1995, $154 million in 1996, $65 million in 1997, $8 million in 1998, and $3 million in 1999. Of these amounts, $89 million in 1995, $126 million in 1996, and $49 million in 1997 is attributable to the Mississippi
Canyon Contract. In addition, as part of its settlement with Exxon, which as noted is contingent on the effectiveness of the Customer Settlement, Southern and Exxon have agreed to terminate all their existing gas purchase contracts and to enter into two new gas purchase contracts having three-year terms and providing for market-based index prices (which would not constitute gas supply realignment (GSR) costs).
Therefore, if the Customer Settlement becomes effective, these estimates could increase by $76 million in 1995, $94 million in 1996, and $103 million in 1997 to include these two new contracts with Exxon.

     See Note 4 of the Notes to Condensed Consolidated
Financial Statements for a discussion regarding
Southern's rate proceedings to recover its GSR costs.

Rate Matters

     Several general rate changes have been implemented by Southern and remain subject to refund. If the Customer Settlement is approved by the FERC and becomes effective, all outstanding rate and Order No. 636 transition cost recovery proceedings would be resolved.
The settlement would result in reducing Southern's filed rates to more competitive levels, would reduce somewhat reported revenues, and would reduce depreciation expense to approximately $40 million in 1995. Although the FERC staff and customers representing more than 95 percent of Southern's firm capacity are in support of the Customer
Settlement, there is no assurance that the settlement will be approved by the FERC. (See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.)



                                                                Three Months
                                                               Ended March 31,
                                                             1995             1994
                                                                  (In Millions)

Interest Income (Expense), Net                                $(8)             $(6)

      Interest income in 1995 decreased compared with 1994 primarily due to lower balances of notes receivable from affiliates, slightly offset by marginally higher average rates on notes. Lower note balances primarily resulted from the special noncash dividend in December 1994 of $100 million declared by Southern to Sonat, which was satisfied by forgiveness of intercompany debt. Other interest income also decreased due to the accrual of GSR interest income in 1994.

      Interest expense decreased due to the redemption of Southern's $100 million 9 5/8 Percent Notes in
June 1994. Partly offsetting this decrease was increased interest expense on higher reserve balances.

Income Taxes                                                  $18              $18

      Income taxes were flat when compared to the prior year due to consistent pre-tax income, and the absence of unusual items.

FINANCIAL CONDITION

Cash Flows

Operating Activities                                          $(4)             $63

      The net change in cash used in operating activities for 1995 was $67 million lower than the 1994 amount. The primary reasons for the decrease were the $43 million change in gas supply realignment costs, reflecting the $45 million payment for the Exxon settlement described in Note 4 of the Notes to Condensed
Consolidated Financial Statements and the $17 million decrease in natural gas purchase contract settlement costs, reflecting the completion of recoveries of take-or-pay costs in 1994.

      The change in regulatory reserves reflects the reduction in 1995 of amounts reserved for the volumetric take-or-pay surcharge collected from December 18, 1993 through April 30, 1994, pursuant to the FERC's acceptance in February 1995, of Southern's refund report. The $29 million increase in the change in accounts receivable reflects the election by some of Southern's customers to offset amounts they would have received under the provisions of the take-or-pay refund against amounts they owed Southern for Order No. 636 cost, as well as the lack of gas sales receivables and receivables for the sale of storage gas in 1995. The
$6 million increase in the change in accounts payable is primarily due to reductions in the amounts of gas purchased in 1995. The primarily reason for the fluctuation in the change in accrued interest reflects the redemption of Southern's $100 million 9 5/8 Percent
Notes in June 1994 as well as the forgiveness of intercompany debt in December 1994. The primarily reason for the $5 million increase in cash flow for other current assets and liabilities was the result of settlements of gas imbalances in 1994 as required by Order No. 636. The amount in Other in 1995 includes an
$8 million noncash change in other transition costs as the result of reclassification from GSR costs while the 1994 amount includes $9 million collected through interruptible transportation services that was for recovery of allocated fixed cost and amounts to be used to offset customers GSR liabilities.

                                                                Three Months
                                                               Ended March 31,
                                                             1995             1994
                                                                  (In Millions)

Investing Activities                                          $23             $(48)

      The net change in investing activities reflects loan repayments from Sonat of $29 million in 1995 compared with Sonat borrowings of $36 million in 1994.
Capital expenditures of $6 million in 1995 were down
$7 million from the 1994 period.

Liquidity and Capital Resources

      At March 31, 1995, Southern had available
$50 million under lines of credit. Southern also has a shelf registration with the Securities and Exchange
Commission for up to $200 million in debt securities of which $100 million has been issued. Southern expects to use cash from operations, borrowings in the public or private markets or loans from affiliates to finance future capital or other corporate expenditures.

                                                      March 31,       December 31,
Capitalization Information                              1995             1994

      Debt to Capitalization                             37%               39%

      The debt to capitalization ratio decreased slightly for the 1995 period due to increased stockholder's equity and to scheduled repayments of long-term debt.

NEW ACCOUNTING PRONOUNCEMENT

      In the first quarter of 1995, the Financial
Accounting Standards Board issued Statement of Financial
Accounting Standards No. 121 - Accounting for the
Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed of, which will become effective for years beginning after December 15, 1995. Southern has not yet determined the effect of the new rules.

                PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      Southern Natural Gas Company v. ARCO Oil and Gas
Company, d/b/a Vastar Resources, Inc. and Vastar
Resources,Inc. v. Southern Natural Gas Company, which are described in Item 3 of Part I of the Company's
Report on Form 10-K for the year ending December 31, 1994, were both settled and dismissed. Pursuant to the settlement, Southern paid Vastar the contract price claimed by Vastar for all gas delivered.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits(1)

Exhibit
Number                    Exhibits

10.1                      Amendatory Agreement dated
                          March 1, 1994, to Service
                          Agreements (Nos. 904480, 904481
                          and S20140) effective November
                          1, 1994 between Southern
                          Natural Gas Company and Atlanta
                          Gas Light Company filed as
                          Exhibit 10.2 to Form 10-Q of
                          Sonat Inc. for the quarter
                          ended March 31, 1995

10.2                      Amendatory Agreement dated
                          March 1, 1994 to Service
                          Agreements (No. 902470)
                          effective September 1, 1994 and
                          (Nos. 904460, 904461 and
                          S20150) effective November 1,
                          1994, between Southern Natural
                          Gas Company and Atlanta Gas
                          Light Company filed as Exhibit
                          10.3 to Form 10-Q of Sonat Inc.
                          for the quarter ended March 31,
                          1995

(1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of 10 cents per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to R. David Hendrickson, Secretary, Southern
Natural Gas Company, P.O. Box 2563, Birmingham, Alabama
35202-2563.




(a)  Exhibits (continued)

Exhibit
Number                    Exhibits

10.3                      Amendatory Agreement dated
                          March 1, 1995, to Service
                          Agreements (No. 901710)
                          effective June 1, 1994 and (No.
                          902516) effective October 1,
                          1994 between Southern Natural
                          Gas Company and South Carolina
                          Pipeline Corporation filed as
                          Exhibit 10.4 to Form 10-Q of
                          Sonat Inc. for the quarter
                          ended March 31, 1995

12*                       Computation of Ratio of
                          Earnings to Fixed Charges

27                        Financial Data Schedule for the
                          period ended March 31, 1995

*  Filed with this Report


(b)  Reports on Form 8-K

     The Company did not file any report on Form 8-K during the quarter ended March 31, 1995.


       SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES




                        SIGNATURES





    Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Southern Natural Gas Company



Date:          May 12, 1995               By:    /s/ Thomas W. Barker, Jr.
                                                Thomas W. Barker, Jr.
                                                Treasurer



Date:          May 12, 1995               By:    /s/ Norman G. Holmes
                                                Norman G. Holmes
                                                Vice President & Controller




