Form 10-Q
period 1995-06-30
SOUTHERN NATURAL GAS CO
filed 1995-08-11
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended     June 30, 1995

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

                         COMMON STOCK, $3.75 PAR VALUE:

                   1,000 SHARES OUTSTANDING ON JULY 31, 1995

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                     INDEX
                                                                                                                 Page No.

PART I.           Financial Information

                  Item 1.           Financial Statements

                                    Condensed Consolidated Balance Sheets--
                                       June 30, 1995 and December 31, 1994                                        1

                                    Condensed Consolidated Statements of Income--
                                       Three Months and Six Months Ended
                                       June 30, 1995 and 1994                                                     2

               Condensed Consolidated Statements of Cash Flows--
                                       Six Months Ended June 30, 1995 and 1994                                    3

                                    Notes to Condensed Consolidated Financial
                                       Statements                                                                 4 - 10

                  Item 2.           Management's Discussion and Analysis of
                                       Financial Condition and Results of
                                       Operations                                                                11 - 17

PART II.          Other Information

                  Item 6.           Exhibits and Reports on Form 8-K                                             18



                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                  June 30,                 December 31,
                                                                                      1995                      1994
                                                                                                 (In Thousands)
                                     ASSETS
Current Assets:
   Cash                                                                            $      874                  $    975
   Notes receivable, primarily from affiliates                                        133,937                   173,060
   Accounts receivable                                                                 85,499                   122,514
   Inventories                                                                         24,516                    20,930
   Gas imbalance receivables                                                           16,700                    35,053
   Other                                                                               19,011                     8,511
           Total Current Assets                                                       280,537                   361,043

Investments in Joint Ventures and Other                                                48,931                    47,952

Plant, Property and Equipment                                                       2,300,976                 2,241,972
   Less accumulated depreciation and amortization                                   1,503,918                 1,460,649
                                                                                      797,058                   781,323

Deferred Charges:
   Gas supply realignment costs                                                       231,332                   160,850
   Other                                                                               38,487                    24,042
                                                                                      269,819                   184,892
                                                                                   $1,396,345                $1,375,210

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Long-term debt due within one year                                               $   6,964                 $   6,964
   Accounts payable                                                                    38,060                    42,356
   Accrued income taxes                                                                 6,589                    14,271
   Accrued interest                                                                    20,108                    19,505
   Gas imbalance payables                                                              16,673                    35,112
   Other                                                                               15,646                    19,892
           Total Current Liabilities                                                  104,040                   138,100

Long-Term Debt                                                                        318,267                   323,907

Deferred Credits and Other:
   Deferred income taxes                                                               77,637                    43,812
   Reserves for regulatory matters                                                    173,856                   183,343
   Operating and other reserves                                                        77,381                    79,610
   Other                                                                               79,658                    87,214
                                                                                      408,532                   393,979

Commitments and Contingencies

Stockholder's Equity:
   Common stock and other capital                                                     100,617                    78,635
   Retained earnings                                                                  464,889                   440,589
           Total Stockholder's Equity                                                 565,506                   519,224

                                                                                   $1,396,345                $1,375,210



                            See accompanying notes.


                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                       Three Months                           Six Months
                                                                      Ended June 30,                        Ended June 30,
                                                              1995                1994              1995               1994
                                                                                                          (In Thousands)
Revenues:
   Natural gas sales                                        $ 47,257           $ 57,274           $ 93,936           $144,147
   Transportation and storage                                 88,230             85,661            194,451            183,986
   Other                                                        (522)            41,767             32,013            101,538
                                                             134,965            184,702            320,400            429,671

Costs and Expenses:
   Natural gas cost                                           47,193             57,484             92,399            139,220
   Transition cost recovery and
       gas purchase contract
       settlement costs                                      (12,480)            27,529              8,406             70,449
   Operating and maintenance                                  25,077             31,265             50,546             63,546
   General and administrative                                 19,771             20,999             40,582             39,259
   Depreciation and amortization                              12,666             16,096             27,524             32,132
   Taxes, other than income                                    4,543              4,368             10,134              8,989
                                                              96,770            157,741            229,591            353,595

Operating Income                                              38,195             26,961             90,809             76,076

Other Income (Loss), Net:
   Equity in earnings of
       joint venture                                           2,341              2,214              4,842              4,495
   Other                                                         (39)              (141)               102                207
                                                               2,302              2,073              4,944              4,702

Interest:
   Interest income, primarily
       from affiliates                                         2,864              3,658              4,924              8,497
   Interest expense                                          (10,637)           (11,322)           (20,961)           (22,400)
   Interest capitalized                                           61                354                101                626
                                                              (7,712)            (7,310)           (15,936)           (13,277)

Income before Income Taxes                                    32,785             21,724             79,817             67,501

Income Taxes                                                  12,604              8,429             30,717             26,003

Net Income                                                  $ 20,181           $ 13,295           $ 49,100           $ 41,498












                            See accompanying notes.


                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                                    Six Months
                                                                                                   Ended June 30,
                                                                                       1995                      1994
                                                                                                   (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                       $ 49,100                 $  41,498
    Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                               27,524                    32,132
           Deferred income taxes                                                       27,671                   (18,083)
           Equity in earnings of joint
              ventures, less distributions                                               (592)                     (494)
           Loss on disposal of asset                                                      253                      -
           Reserves for regulatory matters                                             (9,487)                   22,300
           Gas supply realignment costs                                               (70,482)                   15,699
           Natural gas purchase contract
              settlement costs                                                           -                       18,360
           Change in:
              Accounts receivable                                                      39,392                    23,906
              Inventories                                                              (3,249)                     (140)
              Accounts payable                                                         (5,294)                  (32,509)
              Accrued interest and income taxes, net                                   (7,026)                   16,984
              Other current assets and liabilities                                    (15,619)                  (16,423)
           Other                                                                      (18,048)                   12,636
              Net cash provided by operating
                 activities                                                            14,143                   115,866
Cash Flows from Investing Activities:
    Plant, property and equipment additions                                           (16,825)                  (21,142)
    Notes receivable, primarily from affiliates                                        32,913                    34,463
    Proceeds from disposal of assets and other                                             35                     1,027
              Net cash provided by investing activities                                16,123                    14,348

Cash Flows from Financing Activities:
    Payments of long-term debt                                                         (5,640)                 (106,410)
    Dividends paid                                                                    (24,800)                  (24,800)
    Other                                                                                  73                      -
              Net cash used in financing
                 activities                                                           (30,367)                 (131,210)
Net Decrease in Cash                                                                     (101)                     (996)

Cash at Beginning of Period                                                               975                     4,243

Cash at End of Period                                                                $    874                 $   3,247

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                             $ 15,104                 $  19,938
    Income taxes (refunds received), net                                               10,742                    26,471




                            See accompanying notes.

                      SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

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

         On January 1, 1995, Sonat transferred its investments in Sonat Intrastate- Alabama Inc., Sonat Gathering Company and Sonat Ventures Inc. to Southern. They had combined revenues of $10,755,000 and combined net income of $81,750 for the six-month period ended June 30, 1994. The combined net book value that was transferred was $21,981,000 and the companies had cash on hand of $73,000 at January 1, 1995.

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

                                                              Three Months                            Six Months
                                                               Ended June 30,                         Ended June 30,
                                                     1995               1994                 1995              1994
                                                                                                   (In Thousands)


Revenues                                            $8,906             $8,843            $18,228             $17,873
Expenses:
   Operating expenses                                1,251              1,287              2,526               2,565
   Depreciation                                      1,349              1,350              2,699               2,700
   Other expenses, net                               1,525              1,780              3,158               3,619

Income Reported                                     $4,781             $4,426            $ 9,845             $ 8,989

3.       Long-term Debt and Notes To and From Affiliates

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

                       SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)

3.       Long-term Debt and Notes To and From Affiliates (Cont'd)

         Short-Term Credit Facilities - On May 29, 1995, Southern renewed its short-term lines of credit with several banks to provide for borrowings of $50 million. Borrowings are available through May 28, 1996, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money market lending rates. At June 30, 1995, no amounts were outstanding.

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

         On September 1, 1989, Southern implemented new rates, subject to refund, reflecting a general rate decrease of $6 million. In January 1991 Southern implemented new rates, subject to refund, that restructured its rates consistent with a FERC policy statement on rate design and increased its sales and transportation rates by approximately $65 million annually. These two proceedings have been consolidated for hearing. On October 7, 1993, the presiding administrative law judge certified to the FERC a contested offer of settlement pertaining to the consolidated rate cases that (1) resolved all outstanding issues in the rate decrease proceeding, (2) resolved the cost of service, throughput, billing determinants, and transportation discount issues in the rate increase proceeding, and (3) provided a method to resolve all other issues in the latter proceeding, including the appropriate rate design. Under the settlement, the FERC will decide cost classification, cost allocation, and rate design issues based on written submissions of the parties and the existing record in the proceeding. By orders issued on December 16, 1993, and May 5, 1994, the FERC approved the settlement. One party has sought judicial review of the FERC orders. Southern cannot predict the outcome of this appeal.

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

                         SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)

4.       Commitments and Contingencies (Cont'd)

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

         In the fourth quarter of 1994, Southern recognized a $27 million charge associated with the Customer Settlement, which includes anticipated amounts for GSR costs that Southern would not recover from its customers, and a $28 million provision relating to regulatory assets that may not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994.

         The Customer Settlement has been contested by certain of Southern's firm customers representing approximately five percent of Southern's firm contract demand and by certain interruptible customers. If approved by the FERC, the Customer Settlement will become effective only as to supporting parties and any contesting parties the FERC determines will be bound by it. Southern's rates and GSR costs applicable to the contesting parties not bound by the Customer Settlement will be determined by the outcome of Southern's pending rate and GSR proceedings, where Southern believes it is likely that those contesting customers will continue to challenge both the eligibility and prudence of Southern's GSR costs. It is also possible that the Customer Settlement might not be approved by the FERC or, if approved, might be modified in a way unacceptable to Southern or its customers.

         Several of the shippers on the pipeline system of Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates were unjust and unreasonable. Any reduction in Sea Robin's rates as a result of this complaint could be implemented only on a prospective basis. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates

                    SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.       Commitments and Contingencies (Cont'd)

continue to be just and reasonable based on the data it presented. Sea Robin is unable to predict the outcome of this proceeding.

         Gas Purchase Contracts - Southern currently is incurring no take-or-pay liabilities under its gas purchase contracts. Southern regularly evaluates its position relative to gas purchase contract matters, including the likelihood of loss from asserted or unasserted take-or-pay claims or above-market prices. When a loss is probable and the amount can be reasonably estimated, it is accrued.

         Order No. 636 - In 1992 the FERC issued its Order No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services. Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of, or purchasing gas at above-market prices under, existing gas purchase contracts, which are referred to as GSR costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the time the contracts were executed, and to the prudence of the amendments or terminations of the contracts. Numerous parties have appealed the Order to the Circuit Courts of Appeal.

         On September 3, 1993, the FERC generally approved a compliance plan for Southern and directed Southern to implement its restructured services pursuant to the Order on November 1, 1993 (the September 3 order). Pursuant to Southern's compliance plan, GSR costs that are eligible for recovery include payments to reform or terminate gas purchase contracts. Where Southern can show that it can minimize transition costs by continuing to purchase gas under the contract (i.e., it is more economic to continue to perform), eligible GSR costs would also include the difference between the contract price and the higher of (a) the sales price for gas purchased under the contract or (b) a price established by an objective index of spot-market prices. Recovery of these "price differential" costs is permitted for an initial period of two years ending October 31, 1995. Southern filed with the FERC on July 31, 1995, for a two-year extension of this period. The Customer Settlement, which provides that price differential costs can be recovered for an indefinite period, would, if approved, supersede this filing as to the supporting parties.

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

                        SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)

4.       Commitments and Contingencies (Cont'd)

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

         As of June 30, 1995, Southern had either paid or accrued $192 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. On February 17, 1995, Southern reached an agreement to resolve its remaining high-cost supply contracts with Exxon Corporation (Exxon) by paying an additional $45 million in GSR costs and foregoing a claim against $19 million in price differential costs that have been paid to Exxon under an interim agreement entered into between the parties pending resolution of litigation contesting Southern's termination on March 1, 1994, of a gas purchase contract with Exxon. This agreement is conditioned upon the Customer Settlement becoming effective. These Exxon amounts are included in the amount for June 30, 1995, above. In addition to the above amounts, Southern also has an agreement under which another high-cost contract price is reduced in exchange for monthly payments having a present value of approximately $43 million. Southern has received permission from the FERC to purchase an annuity in order to monetize this obligation.

         In addition to its GSR costs relating to termination or amendment of its remaining gas purchase contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of June 30, 1995, Southern had incurred $98 million in price differential costs.

         Beginning in December 1993, Southern has made a number of filings with the FERC seeking to recover GSR costs paid through various periods prior to the filings. In each instance, the FERC has accepted Southern's filing subject to refund, and subject to a determination through a hearing before an administrative law judge regarding whether such costs were prudently incurred and are eligible for recovery under the Order. Southern's customers are opposing its recovery of its GSR costs in these proceedings based on both eligibility and prudency grounds.

                      SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

4.       Commitments and Contingencies (Cont'd)

These proceedings, which have all been consolidated, are in the early stages of discovery and Southern cannot predict their outcome at this time.

         As described above, Southern's Customer Settlement would settle as to supporting parties all of the proceedings pursuant to which Southern is seeking recovery of its GSR costs as well as all of its other outstanding rate proceedings. If the Customer Settlement is ultimately approved by the FERC, all challenges to the recovery of Southern's GSR costs would be resolved as to those customers supporting the Customer Settlement, including all issues related to eligibility and prudency. Additionally, Southern would absorb an agreed-upon portion of its total GSR costs, which was reflected in the provision for the Customer Settlement noted above.

         In its Customer Settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, contract renegotiations that have occurred, and price differential costs actually incurred, the amount of GSR costs was estimated at June 30, 1995, to be approximately $341 million on a present-value basis. This amount includes the $64 million cost that will be incurred under the settlement of existing contracts with Exxon, which will become effective if the Customer Settlement becomes effective. These amounts do not include an additional $90 million in projected GSR costs that may be incurred if the settlement with Exxon does not become effective and Exxon prevails in its lawsuit regarding Southern's March 1, 1994, termination of a contract relating to Exxon's reserves in its Mississippi Canyon blocks (described below).

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

                         SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

4.       Commitments and Contingencies (Cont'd)

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

         If this settlement with Exxon does not become effective, total GSR costs under the Mississippi Canyon Contract through the scheduled renegotiation of its pricing provisions in 1997 were estimated at June 30, 1995, to be approximately $129 million on a present-value basis, although such estimate is subject to significant uncertainty since the assumptions inherent in the estimate (including underlying reserves, future deliverability, and a range of estimated future gas market prices) are not known today with certainty and there is a wide range of possible outcomes for each assumption. In addition, Southern gave notice to Exxon that effective March 1, 1994, it terminated the Mississippi Canyon Contract pursuant to certain provisions of the contract. Such termination, if effective, would reduce GSR costs associated with such contract to $14 million. Exxon filed suit against Southern seeking a declaratory judgment that Southern does not have the right to terminate the contract or alternatively for damages of an unspecified amount arising out of the alleged repudiation or breach of the contract by Southern. The court entered a summary judgment order upholding Southern's termination of this contract, which Exxon appealed to the Fifth Circuit Court of Appeals. Southern's customers are challenging the recovery of GSR costs attributable to such contract on eligibility and prudence grounds and on the basis that such costs also constitute non-cash consideration for the 1989 take-or-pay settlement with Exxon and thus are not recoverable due to the 1988 take-or-pay cost cap. If the settlement with Exxon does not become effective, Southern cannot predict the outcome of pending or future proceedings for the recovery of GSR costs related to the gas supplies connected by the Mississippi Canyon Facilities or its pending litigation with Exxon regarding Southern's notice of termination of the Mississippi Canyon Contract.

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

         In addition, Sea Robin Pipeline Company, a wholly owned subsidiary of Southern, filed a petition with the FERC requesting it be declared an unregulated gas gathering system. The FERC denied Sea Robin's petition in an order issued on June 16, 1995. Sea Robin filed for rehearing of this denial on July 17, 1995, but cannot predict the outcome of this proceeding. (See Note 4 of the Notes to Condensed Consolidated Financial Statements.)

         Southern continues to pursue growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On April 26, 1995, Southern received authorization from the FERC to construct a 21-mile pipeline extension to a delivery point near Chattanooga, Tennessee, that will deliver natural gas to a group of new customers who have signed 10-year contracts for firm transportation volumes totaling approximately 11 million cubic feet per day. Southern also sought approval in a filing with the FERC made on May 19, 1995, to expand its north main pipeline system to provide approximately 26 million cubic feet per day of additional firm transportation. This increase in capacity is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia, and Tennessee. If FERC approval is received, the in-service date is expected to be November 1996.

         Southern has also initiated an open season to obtain customer commitments to expand its system in order to meet the growing demand for natural gas in the Southeast. In the open season, Southern is seeking requests for additional firm transportation services and for a new liquefied natural gas
(LNG) service. The facilities to provide the firm transportation service will be determined based on the service levels requested. The LNG service would be provided at the existing LNG storage terminal near Savannah, Georgia, that is owned by Southern Energy Company, a subsidiary of Southern. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for both services is expected to be November 1997. The open season will continue through October 31, 1995.

         In addition, on May 15, 1995, Southern requested FERC approval for a production area expansion project. Southern proposes to install 9,400 horsepower of additional compression at its Toca, Louisiana compressor station south of New

Orleans and to install certain receipt and delivery point facilities in order to increase its capacity to transport gas supplies on the east leg of its offshore Louisiana supply system through Toca by 140 million cubic feet per day. Southern requested that the FERC issue an initial determination on the proposed project, which would become final upon Southern's filing of 10-year firm transportation agreements for 100 percent of the increased capacity within 120 days from the initial determination. Southern presently is in discussion with potential customers regarding such commitments although there is no assurance that such commitments will be obtained.

Operations
                                                           Three Months                             Six Months
                                                           Ended June 30,                          Ended June 30,
                                                 1995                  1994               1995                1994
                                                                                                (In Millions)
Revenues:
   Gas sales                                     $ 47                  $ 57             $ 94                  $144
   Market transportation and
      storage                                      75                    76              168                   164
   Supply transportation                           13                    10               26                    20
   Other                                            -                    42               32                   102
      Total Revenues                             $135                  $185             $320                  $430

Natural Gas Cost:
   Purchased from others                         $ 44                  $ 52             $ 85                  $130
   Purchased from affiliates                        3                     5                7                     9
      Total Natural Gas Cost                     $ 47                  $ 57             $ 92                  $139

Transition Cost Recovery and
   Gas Purchase Contract
   Settlement Costs                              $(12)                 $ 28             $  8                  $ 71

Depreciation and Amortization                    $ 13                  $ 16             $ 28                  $ 32

Operating Income                                 $ 38                  $ 27             $ 91                  $ 76

Equity in Earnings of
   Joint Venture                                 $  2                  $  2             $  5                  $  4


(Billion Cubic Feet)
Volumes:
   Intrastate gas sales                             2                     -                4                     -
   Market transportation                          127                   113              305                   269
      Total Market Throughput                     129                   113              309                   269
   Supply transportation                          100                    83              187                   161
      Total Volumes                               229                   196              496                   430

   Transition gas sales                            23                    24               49                    56



Quarter-to-Quarter Analysis

         Operating results for the second quarter of 1995 were up primarily due to the sale of previously unsubscribed firm transportation capacity and lower operating expenses.

         Gas sales revenue and gas cost at Southern decreased 18 percent compared with the second quarter of 1994, reflecting lower gas prices (see Natural Gas Sales and Supply below). Market transportation and storage revenues decreased slightly in the 1995 period due to lower rates, partially offset by the sale of firm transportation capacity. Supply transportation increased 20 percent due to increased volumes under existing contracts at Sea Robin Pipeline Company and a new transportation contract at Southern. Other Revenue and Transition Cost Recovery and Gas Purchase Contract Settlement Costs have been reduced by an adjustment of approximately $25 million to reflect the terms of the Customer Settlement. The adjustment did not impact operating income. Lower recovery rates for GSR cost billings during the 1995 period also reduced Other Revenue and Transition Cost Recovery and Gas Purchase Contract Settlement Costs from 1994 levels.

         Operating  and  Maintenance   Expense  decreased  in  the  1995  period
reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring, which reduced Southern's staffing level. Depreciation and Amortization decreased in the 1995 period due to lower depreciation rates as a result of the Customer Settlement.

Year-to-Date Analysis

         Operating results for the six-month period were up primarily due to the sale of previously unsubscribed firm transportation capacity and lower operating expenses. The 1995 period also reflected the positive effect on revenue of a $6 million adjustment to reflect actual interruptible transportation revenue and cost recovery in the first year of post-Order No. 636 operations and the reduction of a take-or-pay liability. The 1994 period included a favorable $6 million reduction in fuel gas liability.

         Gas sales revenue and gas cost at Southern decreased significantly compared with the 1994 period as transition gas sales made from supply remaining under contract declined, reflecting lower sales volumes and prices (see Natural Gas Sales and Supply below). Market transportation and storage revenues increased two percent in the 1995 period due to the sale of firm transportation capacity, partially offset by lower rates. Supply transportation increased 30 percent due to increased volumes under existing contracts at Sea Robin Pipeline Company and a new transportation contract at Southern. Other revenue and Transition Cost Recovery and Gas Purchase Contract Settlement Costs have been reduced by an adjustment of approximately $25 million to reflect the terms of the Customer Settlement. The adjustment did not impact operating income. Declining billings and lower recovery rates for GSR cost during the 1995 period also reduced Other Revenue and Transition Cost Recovery and Gas Purchase Contract Settlement Costs from 1994 levels.

         Operating and Maintenance Expense decreased in the 1995 period, reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring, which reduced Southern's staffing levels. Depreciation and Amortization decreased in the 1995 period due to lower depreciation rates as a result of the Customer Settlement.

Transportation Contracts

         If the Customer Settlement (described in Note 4 of the Notes to Condensed Consolidated Financial Statements) becomes effective, Southern's largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company (collectively "Atlanta") will amend their firm transportation contracts for an aggregate of 682 million cubic feet per day, 582 million cubic feet of which currently expires on November 1, 1995, and 100 million cubic feet of which currently expires on June 30, 1997, to extend their primary terms for a period of three years beginning March 1, 1995. An additional 118 million cubic feet per day would remain under its current term to April 30, 2007. Also, if the Customer Settlement becomes effective, South Carolina Pipeline Corporation (SCPL) will amend its firm transportation contract for 28 million cubic feet per day, which currently expires on July 31, 1997, to extend its primary term for a period of three years beginning March 1, 1995. Such extension will be in addition to the remaining 160 million cubic feet per day of SCPL's firm transportation services that remain in effect under terms extending from 1997 through 2003. Alabama Gas Corporation, Southern's second largest customer, had earlier executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008. Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or more years. As a result, substantially all of the firm transportation capacity currently available in Southern's largest market area is fully subscribed.

Natural Gas Sales and Supply

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts of varying duration. Several of these customers have extended their contracts through October 31, 1995. These and other customers, including Atlanta, have advised Southern that if the Customer Settlement becomes effective, they will extend the sales agreements with them through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

         Southern's   purchase   commitments  under  its  remaining  gas  supply
contracts for the remainder of 1995 and the years 1996 through 1999 are estimated as follows:

                                                                                                Estimated
                                                                                                 Purchase
                                                                                               Commitments
                                 (In Millions)

         1995                                                                                   $19
         1996                                                                                    39
         1997                                                                                    40
         1998                                                                                    40
         1999                                                                                    36

         These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability, and future price) is known today with certainty. These estimates also exclude estimated purchase commitments under certain contracts with Exxon Corporation (Exxon) that will be terminated if the Customer Settlement becomes effective. If the Customer Settlement does not become effective and Southern were therefore required to perform these contracts, and further assuming that Exxon were to prevail in its lawsuit contesting the Company's termination of the Mississippi Canyon Contract, which litigation is described in Note 4 of the Notes to Condensed Consolidated Financial Statements, these estimates would increase by $85 million in 1995, $182 million in 1996, $91 million in 1997, $29 million in 1998, and $21 million in 1999. Of these amounts, $56 million in 1995, $126 million in 1996, and $49 million in 1997 is attributable to the Mississippi Canyon Contract. In addition, as part of its settlement with Exxon, which as noted is contingent on the effectiveness of the Customer Settlement, Southern and Exxon have agreed to terminate all their existing gas purchase contracts and to enter into two new gas purchase contracts having three-year terms and providing for market-based index prices (which would not constitute gas supply realignment (GSR) costs). Therefore, if the Customer Settlement becomes effective, these estimates could increase by $63 million in 1995, $114 million in 1996, and $117 million in 1997 to include these two new contracts with Exxon.

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



                                                         Three Months                                Six Months
                                                        Ended June 30,                              Ended June 30,
                                               1995                 1994                  1995                  1994
                                                                              (In Millions)

Interest
   Interest income                             $  3                 $  4                  $  5                  $  8
   Interest expense                             (11)                 (11)                  (21)                  (22)
   Interest capitalized                           -                    -                     -                     1

                                               $ (8)                $ (7)                 $(16)                 $(13)

         Interest income in 1995 decreased for the three and six-month periods compared with 1994 primarily due to lower balances of notes receivable from affiliates, slightly offset by marginally higher average rates on notes. Lower note balances primarily resulted from the special noncash dividend in December 1994 of $100 million declared by Southern to Sonat, which was satisfied by forgiveness of intercompany debt. Slightly offsetting these decreases was an increase in other interest income due to higher GSR interest income.

         Interest expense decreased due to the redemption of Southern's $100 million 9 5/8 Percent Notes in June 1994. Largely offsetting this decrease was increased interest expense on higher reserve balances.


Income Taxes                                   $ 13                 $  8                  $ 31                  $ 26

         Income taxes for both the three and six-month periods increased due to higher pretax income. Effective tax rates were consistent in all periods.

FINANCIAL CONDITION

Cash Flows

                                                                                                     Six Months
                                                                                                    Ended June 30,
                                                                                          1995                  1994
                                                                                                    (In Millions)

Operating Activities                                                                       $14                  $116

         The net change in cash used in operating activities for 1995 was $102 million lower than the 1994 amount. The primary reasons for the decrease were the $86 million change in gas supply realignment costs, refunds and lower rates (see below), and the $18 million decrease in natural gas purchase contract settlement costs reflecting the completion of recoveries of take-or-pay costs in 1994.

         The change in depreciation reflects a reduction in depreciation rates effective March 1, 1995, in connection with the Customer Settlement. The increase in deferred income taxes and the decrease in accrued income taxes is primarily due to the refund of GSR cost previously recovered from customers and the amount of GSR cost deductible for taxes. The decrease in regulatory reserves is due to a $21 million refund made to customers for the overcollection of volumetric take-or-pay costs, and to lower rates effective March 1, 1995, under the comprehensive settlement.

         Other working capital changes include the decrease in accounts receivable due primarily to the GSR direct bills associated with the settlement refund of $25 million. The increase in accounts payable is due to the change in the gas business and the settlement of gas contracts. Reducing accrued interest was the redemption of Southern's $100 million 9 5/8 Percent Notes in June 1994. The amounts in Other are related to the settlement. In 1994, there was $10 million of deferred interruptible transportation revenue credits associated with amounts that could possibly be credited back to customers, and in 1995, there is $16 million of other transition costs that are being deferred for collection at a future date.

                                                                                                     Six Months
                                                                                                    Ended June 30,
                                                                                          1995                  1994
                                                                                                    (In Millions)

Investing Activities                                                                      $ 16                  $ 14

         The net change in investing activities reflects a decrease in capital expenditures of $4 million, offset partially by a $2 million reduction in loan repayments from Sonat in 1995 compared with the 1994 period.

Financing Activities                                                                     $(30)                $(131)


         Net cash used in financing activities decreased for the 1995 period due to the maturity and redemption of Southern's $100 million 9 5/8 Percent Notes in June 1994.

Liquidity and Capital Resources

         At June 30, 1995, Southern had available $50 million under lines of credit. Southern also has a shelf registration with the Securities and Exchange Commission for up to $200 million in debt securities of which $100 million has been issued. Southern expects to use cash from operations, borrowings in the public or private markets or loans from affiliates to finance future capital or other corporate expenditures.

                                                                                    June 30,            December 31,
Capitalization Information                                                            1995                 1994

         Debt to Capitalization                                                     37%                  39%

         The debt to capitalization ratio decreased slightly for the 1995 period due to increased stockholder's equity and to scheduled repayments of long-term debt.

                                   PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)  Exhibits1

Exhibit
Number                                                           Exhibits

12*                                           Computation of Ratio of Earnings
                                              to Fixed Charges

27 Financial Data Schedule for the period ended June 30, 1995, filed electronically with this Report




*  Filed with this Report

(b)  Reports on Form 8-K

  The Company did not file any Report on Form 8-K during the quarter ended June 30, 1995
- --------
1    The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of 10 cents per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to R. David Hendrickson, Secretary, Southern
Natural Gas Company, P. O. Box 2563, Birmingham, Alabama 35202-
2563.

                                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES




                                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Southern Natural Gas Company



Date         August 11, 1995                By:      /s/ Thomas W. Barker, Jr.
                                                         Thomas W. Barker, Jr.
                                                         Treasurer



Date:        August 11, 1995                By:      /s/ Norman G. Holmes
                                                         Norman G. Holmes
                                                    Vice President & Controller