Form 10-Q
period 1995-09-30
SOUTHERN NATURAL GAS CO
filed 1995-11-14
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
Commission file number      1-2745

                         SOUTHERN NATURAL GAS COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             63-0196650
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


           AMSOUTH-SONAT TOWER
           BIRMINGHAM, ALABAMA                                      35203
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number:                                 (205) 325-7410


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

                         COMMON STOCK, $3.75 PAR VALUE:

                  1,000 SHARES OUTSTANDING ON OCTOBER 31, 1995

         REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                                                                  Page No.

PART I.           Financial Information

                  Item 1.           Financial Statements

                                    Condensed Consolidated Balance Sheets--
                                       September 30, 1995 and December 31, 1994                                    1

                                    Condensed Consolidated Statements of Income--
                                       Three Months and Nine Months
                                       Ended September 30, 1995 and 1994                                           2

                                    Condensed Consolidated Statements of Cash Flows--
                                       Nine Months Ended September 30, 1995 and 1994                               3

                                    Notes to Condensed Consolidated Financial
                                       Statements                                                                  4 - 8

                  Item 2.           Management's Discussion and Analysis of
                                       Financial Condition and Results of
                                       Operations                                                                  9 - 16

PART II.          Other Information

                  Item 6.           Exhibits and Reports on Form 8-K                                              17


                                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)

                                                                                September 30,              December 31,
                                                                                    1995                        1994
                                                                                              (In Thousands)
                                                        ASSETS
Current Assets:
    Cash                                                                           $    4,204                  $    975
    Notes receivable, primarily from affiliates                                       129,373                   173,060
    Accounts receivable                                                               102,174                   122,514
    Inventories                                                                        22,572                    20,930
    Gas imbalance receivables                                                          17,096                    35,053
    Prepaid income taxes                                                               22,604                      -
    Other                                                                              17,117                     8,511
                                                                                   ----------                    ------
          Total Current Assets                                                        315,140                   361,043
                                                                                   ----------                    ------
Investments in Joint Ventures and Other                                                51,425                    47,952
                                                                                     --------                   -------

Plant, Property and Equipment                                                       2,298,596                 2,241,972
    Less accumulated depreciation and amortization                                  1,504,977                 1,460,649
                                                                                   ----------                 ---------
                                                                                      793,619                   781,323
                                                                                   ----------                 ---------
Deferred Charges:
    Gas supply realignment costs                                                      211,169                   160,850
    Other                                                                              39,267                    24,042
                                                                                   ----------                  --------
                                                                                      250,436                   184,892
                                                                                   ----------                  --------
                                                                                   $1,410,620                $1,375,210
                                                                                   ==========                ==========

                                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Long-term debt due within one year                                              $   6,964                 $   6,964
    Accounts payable                                                                   44,410                    42,356
    Accrued income taxes                                                                5,408                    14,271
    Accrued interest                                                                   12,721                    19,505
    Gas imbalance payables                                                             18,831                    35,112
    Other                                                                              19,677                    19,892
                                                                                   ----------                   -------
          Total Current Liabilities                                                   108,011                   138,100
                                                                                   ----------                   -------

Long-Term Debt                                                                        317,947                   323,907
                                                                                   ----------                   -------

Deferred Credits and Other:
    Deferred income taxes                                                              88,118                    43,812
    Reserves for regulatory matters                                                   177,013                   183,343
    Operating and other reserves                                                       75,464                    79,610
    Other                                                                              72,157                    87,214
                                                                                   ----------                   -------
                                                                                      412,752                   393,979
                                                                                   ----------                   -------
Commitments and Contingencies

Stockholder's Equity:
    Common stock and other capital                                                    100,616                    78,635
    Retained earnings                                                                 471,294                   440,589
                                                                                   ----------                   -------
          Total Stockholder's Equity                                                  571,910                   519,224
                                                                                   ----------                   -------
                                                                                   $1,410,620                $1,375,210
                                                                                   ==========                ==========


                                                See accompanying notes.
                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                      Three Months                        Nine Months
                                                                  Ended September 30,                  Ended September 30,
                                                              1995              1994             1995                1994
                                                                                       (In Thousands)
Revenues:
    Natural gas sales                                       $ 44,884           $ 47,444           $138,820           $191,591
    Transportation and storage                                88,155             70,741            282,606            254,727
    Other                                                     46,093             36,627             78,106            138,165
                                                            --------           --------           --------           --------
                                                             179,132            154,812            499,532            584,483
                                                            --------           --------           --------           --------

Costs and Expenses:
    Natural gas cost                                          44,729             47,447            137,128            186,667
    Transition cost recovery                                  32,259             22,656             40,665             93,105
    Operating and maintenance                                 27,856             33,658             78,402             97,204
    General and administrative                                20,507             17,865             61,089             57,124
    Depreciation and amortization                             12,257               (720)            39,781             31,412
    Taxes, other than income                                   4,761              4,599             14,895             13,588
                                                            --------           --------           --------           --------
                                                             142,369            125,505            371,960            479,100
                                                            --------           --------           --------           --------

Operating Income                                              36,763             29,307            127,572            105,383

Other Income, Net:
    Equity in earnings of
       joint ventures                                          2,319              2,158              7,161              6,653
    Other                                                        269                181                371                388
                                                            --------           --------           --------           --------
                                                               2,588              2,339              7,532              7,041
                                                            --------           --------           --------           --------

Interest:
    Interest income, primarily
       from affiliates                                         1,783              3,465              6,707             11,962
    Interest expense                                         (10,663)            (9,744)           (31,624)           (32,144)
    Interest capitalized                                          64                 37                165                663
                                                            --------           --------           --------           --------
                                                              (8,816)            (6,242)           (24,752)           (19,519)
                                                            --------           --------           --------           --------

Income before Income Taxes                                    30,535             25,404            110,352             92,905

Income Taxes                                                  11,730              9,586             42,447             35,589
                                                            --------           --------           --------           --------

Net Income                                                  $ 18,805           $ 15,818           $ 67,905           $ 57,316
                                                            ========           ========           ========           ========













                                                See accompanying notes.
                                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                               Nine Months
                                                                                           Ended September 30,
                                                                                     1995                      1994
                                                                                              (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                      $ 67,905                $  57,316
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                               39,781                   31,412
          Deferred income taxes                                                       38,172                   (9,270)
          Equity in earnings of joint
              ventures, less distributions                                            (2,911)                  (2,653)
          Reserves for regulatory matters                                             (6,330)                  48,407
          Gas supply realignment costs                                               (50,319)                  22,428
          Natural gas purchase contract
              settlement costs                                                        (1,328)                  18,360
          Change in:
              Accounts receivable                                                     22,717                   29,994
              Inventories                                                             (1,304)                   1,091
              Accounts payable                                                         1,055                  (24,674)
              Accrued interest and income taxes, net                                 (36,799)                  (9,445)
              Other current assets and liabilities                                    (8,002)                  (9,146)
          Other                                                                      (17,920)                   9,820
                                                                                    --------                ---------
              Net cash provided by operating
                 activities                                                           44,717                  163,640
                                                                                    --------                ---------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                          (36,823)                 (35,323)
    Notes receivable, primarily from affiliates                                       37,477                    4,098
    Proceeds from disposal of assets and other                                           945                    8,025
                                                                                    --------                ---------
              Net cash provided by (used in)
                 investing activities                                                  1,599                  (23,200)
                                                                                    --------                ---------

Cash Flows from Financing Activities:
    Payments of long-term debt                                                        (5,960)                (106,730)
    Dividends paid                                                                   (37,200)                 (37,200)
                                                                                    --------                ---------
              Net cash used in financing
                 activities                                                          (43,160)                (143,930)
                                                                                    --------                ---------

Net Increase (Decrease) in Cash                                                        3,156                   (3,490)

Cash at Beginning of Period                                                            1,048                    4,243
                                                                                    --------                ---------

Cash at End of Period                                                               $  4,204                $     753
                                                                                    ========                =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                            $ 24,820                $  30,120
    Income taxes (refunds received), net                                              34,392                   50,301



                                                See accompanying notes.

                    SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation

         Southern Natural Gas Company is a wholly owned subsidiary of Sonat Inc.

         The accompanying condensed consolidated financial statements of Southern Natural Gas Company and its subsidiaries (Southern) have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by such instructions. In the opinion of management, all adjustments including those of a normal recurring nature have been made that are necessary for a fair presentation of the results for the interim periods presented herein.

         On January 1, 1995, Sonat transferred its investments in Sonat Intrastate-Alabama Inc., Sonat Gathering Company and Sonat Ventures Inc. to Southern. They had combined revenues of $15,099,000 and combined net income of $223,000 for the nine-month period ended September 30, 1994. The combined net book value that was transferred was $21,981,000 and the companies had cash on hand of $73,000 at January 1, 1995.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which will become effective for years beginning after December 15, 1995. Southern has not yet determined the effect of the new statement.

         Certain amounts in the 1994 condensed consolidated financial statements have been reclassified to conform with the 1995 presentation.

2.       Joint Venture

         Southern Natural Gas Company owns 50 percent of Bear Creek Storage Company (Bear Creek), an underground gas storage company. The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                          Three Months                          Nine Months
                                                       Ended September 30,                  Ended September 30,
                                                    1995               1994             1995                1994
                                                                           (In Thousands)

Revenues                                            $8,885             $8,825            $27,113             $26,698
Expenses:
    Operating expenses                               1,206              1,385              3,732               3,950
    Depreciation                                     1,350              1,350              4,049               4,050
    Other expenses, net                              1,560              1,774              4,718               5,393
                                                    ------             ------            -------             -------

    Income Reported                                 $4,769             $4,316            $14,614             $13,305
                                                    ======             ======            =======             =======

2.       Joint Venture (Cont'd)

         On October 31, 1995, Southern executed a Capital Contribution Agreement in connection with the project financing for Bear Creek from The Prudential Insurance Company of America. In the event that Bear Creek does not refinance the remaining principal, this agreement provides that Southern and its partner will contribute $21 million each to Bear Creek on October 31, 2000, to provide funds to enable Bear Creek to make a principal payment due under the financing.

3.       Debt and Notes To and From Affiliates

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

         Short-Term Debt - On May 29, 1995, Southern renewed its short-term lines of credit with several banks to provide for borrowings of $50 million. Borrowings are available through May 28, 1996, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money market lending rates. At September 30, 1995, no amounts were outstanding.

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

         Customer Settlement - In an order issued on September 29, 1995 (the Settlement Order), the FERC approved a comprehensive settlement (the Customer Settlement) that Southern had filed on March 15, 1995. The Customer Settlement, which became effective on October 9, 1995, resolves, as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover gas supply realignment (GSR) and other transition costs associated with the implementation of Order No. 636 (described below). The Customer Settlement provides for reduced rates that became effective March 1, 1995, and a three-year rate moratorium on future rate increases by Southern. The Customer Settlement was supported by Southern, the FERC staff, customers representing approximately 95 percent of the firm transportation capacity on Southern's system, and other parties.

4.       Commitments and Contingencies (Cont'd)

         Pursuant to the Customer Settlement, all issues in Southern's current and prior rate cases have been settled as to the supporting parties. Southern will credit in the aggregate the full amount of Southern's rate reserves as of February 28, 1995 (approximately $155 million), less certain amounts withheld for potential rate refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. Southern implemented reduced settlement rates for parties that supported the Customer Settlement on an interim basis effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. Southern's GSR costs are discussed below (see Order No. 636).

         The Settlement Order also included authorizations for Southern to construct approximately $27 million of additional facilities to improve its existing level of transportation service and to expand service to Atlanta Gas Light Company and South Carolina Pipeline Corporation and its affiliate under firm contracts with terms of at least three years.

         The  Customer   Settlement   has  been   contested  by  firm  customers
representing approximately five percent of Southern's firm contract demand and by certain interruptible customers.

         The Settlement Order permits the contesting parties to litigate the issue of the recovery of Southern's GSR and other Order No. 636 transition costs and to litigate various rate issues with respect to rate periods prior to March 1, 1995, with the results to be applied only to such parties. The Settlement Order decided the level of Southern's rates to contesting parties for the period beginning March 1, 1995, and ruled on numerous other rate issues for the pre-March 1, 1995, periods. These rulings included a reversal of a 1994 administrative law judge determination that Southern could not include in its rates any portion of the approximately $45 million cost of a pipeline that Southern constructed in 1992 to connect gas reserves developed by Exxon Corporation (Exxon) in the Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana. Certain of the contesting parties have sought rehearing of the Settlement Order by the FERC. After rehearing, the Settlement Order will be subject to appeal to the courts. Although there can be no assurances, Southern believes that rehearing of the Settlement Order should be denied by the FERC and that the Settlement Order should be upheld on any judicial appeal.

         In the fourth quarter of 1994, Southern recognized a $27 million charge associated with the Customer Settlement, which included anticipated amounts for GSR costs that Southern would not recover from its customers, and a $28 million charge for a provision relating to regulatory assets that may not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994.

     Sea Robin - Several of the shippers on the pipeline system of Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. Any reduction in Sea Robin's rates as a result of this complaint, however, could be implemented only on a prospective basis. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. Sea Robin is unable to predict the outcome of this proceeding.

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

         As of September 30, 1995, Southern had either paid or accrued $200 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. On February 17, 1995, Southern reached an agreement to resolve its remaining high-cost supply contracts with Exxon by paying an additional $45 million in GSR costs and foregoing a claim against $19 million in price differential costs that have been paid to Exxon under an interim agreement entered into between the parties pending resolution of litigation contesting Southern's termination on March 1, 1994, of a gas purchase contract with Exxon. This agreement became effective upon the Customer Settlement becoming effective. Additionally, at September 30, 1995, Southern was a party to an agreement under which another high-cost contract price would be reduced in exchange for monthly payments having a present value of approximately $42 million. Southern entered into a payment agreement on October 20, 1995, with a financial institution, pursuant to which Southern made a one-time payment of $42.3 million to the institution, which agreed to make these monthly payments.

         In addition to its GSR costs relating to termination or amendment of its remaining gas purchase contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of September 30, 1995, Southern had incurred $103 million in price differential costs.

         As described above, Southern's Customer Settlement resolves as to supporting parties all of the proceedings pursuant to which Southern is seeking recovery of its GSR costs as well as all of its other outstanding rate proceedings. Additionally, Southern will absorb an agreed-upon portion of its total GSR costs, an estimate of which was reflected in the provision for the Customer Settlement noted above.

         In its Customer Settlement discussions, Southern has advised its customers that the amount of GSR costs that it actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, contract renegotiations that have occurred, and price differential costs actually incurred, the amount of GSR costs was estimated at September 30, 1995, to be approximately $349 million on a present-value basis.

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

         Southern continues to pursue growth opportunities to expand the level of services in its traditional market area and to connect new gas supplies. On April 26, 1995, Southern received authorization from the FERC to construct a 21-mile pipeline extension to a delivery point near Chattanooga, Tennessee, that will deliver natural gas to a group of new customers who have signed 10-year contracts for firm transportation volumes totaling approximately 11 million cubic feet per day. This project was placed in service November 1, 1995. Southern also sought approval in a filing with the FERC made on May 19, 1995, to expand its north main pipeline system to provide approximately 27 million cubic feet per day of additional firm transportation. This increase in capacity is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia, and Tennessee. If FERC approval is received, the in-service date is expected to be November 1996.

         In addition, on October 11, 1995, Southern received FERC approval for a production area expansion project with a capital cost of $15 million. Southern proposes to install 9,400 horsepower of additional compression at its Toca, Louisiana compressor station south of New Orleans and to install certain receipt and delivery point facilities in order to increase its capacity to transport gas supplies on the east leg of its offshore Louisiana supply system through Toca by 140 million cubic feet per day. The FERC issued an initial determination on the proposed project, which will become final upon Southern's filing of 10-year firm transportation agreements for 100 percent of the increased capacity within 120 days from the initial determination. Southern presently is in discussion with potential customers regarding such commitments, although there is no assurance that such commitments will be obtained.

         Southern has also initiated an open season to obtain customer commitments to expand its system in order to meet the growing demand for natural gas in the Southeast. In the open season, Southern is seeking requests for additional firm transportation services and for a new liquefied natural gas
(LNG) service. The facilities to provide the firm transportation service will be determined based on the service levels requested. The LNG service would be provided at the existing LNG storage terminal near Savannah, Georgia, that is owned by Southern Energy Company, a subsidiary of Southern. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for the firm transportation service is expected to be November 1997 and the in-service date for the LNG service is expected to be sometime in 1998. The open season for the firm transportation service ended on October 31, 1995, and requests for service are being evaluated. The open season for the LNG service will continue through November 17, 1995.


Operations
                                                        Three Months                           Nine Months
                                                     Ended September 30,                   Ended September 30,
                                                  1995                 1994              1995                 1994
                                                                            (In Millions)
Revenues:
    Gas sales                                     $ 45                 $ 47             $139                  $192
    Market transportation and
       storage                                      75                   63              244                   229
    Supply transportation                           13                    8               39                    25
    Other                                           46                   37               78                   138
                                                  ----                 ----             ----                  ----
       Total Revenues                             $179                 $155             $500                  $584
                                                  ====                 ====             ====                  ====

Natural Gas Cost:
    Purchased from others                         $ 45                 $ 43             $130                  $175
    Purchased from affiliates                        -                    4                7                    12
                                                  ----                 ----             ----                  ----
       Total Natural Gas Cost                     $ 45                 $ 47             $137                  $187
                                                  ====                 ====             ====                  ====

Transition Cost Recovery                          $ 32                 $ 23             $ 41                  $ 93
                                                  ====                 ====             ====                  ====

Depreciation and Amortization                     $ 12                 $ (1)            $ 40                  $ 31
                                                  ====                 ====             ====                  ====

Operating Income                                  $  2                 $ 29             $128                  $105
                                                  ====                 ====             ====                  ====

Equity in Earnings of
    Joint Ventures                                $  2                 $  2             $  7                  $  7
                                                  ====                 ====             ====                  ====

                                                                        (Billion Cubic Feet)
Volumes:
    Intrastate gas sales                             1                    -                5                     -
    Market transportation                          143                  118              448                   402
                                                  ----                 ----             ----                  ----
       Total Market Throughput                     144                  118              453                   402
    Supply transportation                          101                   87              288                   249
                                                  ----                 ----             ----                  ----
       Total Volumes (1)                           245                  205              741                   651
                                                  ====                 ====             ====                  ====

    Transition gas sales                            21                   23               67                    80
                                                  ====                 ====             ====                  ====


(1) Volumes for the three months and nine months ended September 30, 1995, include 8 and 28 billion cubic feet of gas, respectively, associated with new subsidiaries of Southern which were not included in Southern's 1994 volumes. These companies were subsidiaries of Sonat Inc. in 1994.

Quarter-to-Quarter Analysis

         Operating results for the third quarter of 1995 were higher primarily due to lower operating expenses and the sale of previously unsubscribed firm transportation capacity.

         Market transportation and storage revenues for 1994 include a $16 million adjustment relating to a retroactive reduction in certain depreciation rates. Supply transportation revenues increased 63 percent due to Southern's new transportation contract with Florida Gas and increased volumes under existing contracts at Sea Robin Pipeline Company. Other Revenue and Transition Cost Recovery increased due to an $18 million adjustment related to the Customer Settlement. This adjustment did not impact operating income.

         Operating and maintenance expense decreased 18 percent in the 1995 period reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring, which reduced Southern's staffing levels. General and administrative expense increased 11 percent in the 1995 period, primarily due to higher employee benefit expenses. Depreciation and amortization expense was higher in 1995 due to a $16 million retroactive reduction in depreciation rates in 1994.

Year-to-Date Analysis

         Operating results for the nine-month period were up primarily due to lower operating expenses and the sale of previously unsubscribed firm transportation capacity. The 1995 period also reflected the positive effect on revenue of a $6 million adjustment to reflect actual interruptible transportation revenue and cost recovery in the first year of post-Order No. 636 operations and the reduction of a take-or-pay liability. The 1994 period included a favorable $6 million reduction in fuel gas liability.

         Market transportation and storage revenues for 1994 include a $16 million adjustment relating to a retroactive reduction in certain depreciation rates and the sale of firm transportation capacity. Supply transportation revenues increased 56 percent due to increased volumes under existing contracts at Sea Robin Pipeline Company and to Southern's new transportation contract with Florida Gas. Other Revenue and Transition Cost Recovery decreased due to declining billings and lower recovery rates for GSR costs during the 1995 period.

         Operating and Maintenance expense decreased 20 percent in the 1995 period, reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring. General and administrative expense increased 7 percent in the 1995 period, primarily due to higher employee benefit expenses. Depreciation and Amortization expense increased in the 1995 period due to the $16 million revenue reserve established in the 1994 period partially offset by lower depreciation rates as a result of the Customer Settlement.

Transportation Contracts

         Pursuant to the Customer Settlement (described in Note 4 of the Notes to Condensed Consolidated Financial Statements), Southern's largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company, have amended their firm transportation contracts for an aggregate of 682 million cubic feet per day to extend their primary terms for a period of three years beginning March 1, 1995. An additional 118 million cubic feet per day will remain under its current term to April 30, 2007. Also pursuant to the Customer Settlement, South Carolina Pipeline Corporation (SCPL) has amended its firm transportation contract for 28 million cubic feet per day to extend its primary term for a period of three years beginning March 1, 1995. Such extension will be in addition to the remaining 160 million cubic feet per day of SCPL's firm transportation services that remain in effect under terms extending from 1997 through 2003. Alabama Gas Corporation, Southern's second largest customer, had earlier executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008. Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or more years. As a result, substantially all of the firm transportation capacity currently available in Southern's largest market area is fully subscribed.

Natural Gas Sales and Supply

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although Southern currently is incurring no take-or-pay liabilities under these contracts, the annual weighted average cost of gas under these contracts is in excess of current spot-market prices. Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that are being extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

         Southern's   purchase   commitments  under  its  remaining  gas  supply
contracts for the remainder of 1995 and the years 1996 through 1999 are estimated as follows:

                                                                   Estimated
                                                                    Purchase
                                                                  Commitments
                                                                 (In Millions)

         1995                                                        $ 30
         1996                                                         129
         1997                                                         127
         1998                                                          40
         1999                                                          36

         These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability, and future price) is known today with certainty. These estimates include two new contracts with Exxon with terms from November 1, 1995, to November 30, 1997, and provide for market-based index prices.

         See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion regarding Southern's rate proceedings to recover its GSR costs.

Rate Matters

         The Customer Settlement resolves all outstanding rate and Order No. 636 transition cost recovery proceedings with respect to the supporting parties. The Customer Settlement will result in reducing Southern's filed rates to more competitive levels, will reduce somewhat reported revenues, and will reduce depreciation expense to approximately $40 million in 1995. Southern implemented reduced settlement rates for parties that support the Customer Settlement effective March 1, 1995. (See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.)

                               -------------------------------------------

                                                  Three Months                              Nine Months
                                               Ended September 30,                      Ended September 30,
                                               -------------------                      -------------------
                                            1995                  1994             1995                    1994
                                            ----                  ----             ----                    ----
                                                                      (In Millions)

Interest
    Interest income                         $  2                  $  4             $  7                    $ 12
    Interest expense                         (11)                  (10)             (32)                    (33)
    Interest capitalized                       -                     -                -                       1
                                            ----                  ----             ----                    ----

                                            $ (9)                 $ (6)            $(25)                   $(20)
                                            ====                  ====             ====                    ====

         Interest income in 1995 decreased for the three and nine-month periods compared with 1994 due to lower balances of notes receivable from affiliates, slightly offset by marginally higher average rates on notes. Lower note balances primarily resulted from the special noncash dividend in December 1994 of $100 million declared by Southern to Sonat, which was satisfied by forgiveness of intercompany debt.

         Interest expense on outside debt was flat for the three-month period. However, it decreased for the nine-month period due primarily to the redemption of Southern's $100 million 9 5/8 Percent Notes in June 1994. Both periods reflect increased interest expense on higher average reserve balances and accrued interest on Federal Income Taxes for the 1995 periods.

Income Taxes                                $ 12                  $ 10             $ 42                    $ 36

         Income taxes for both the three and nine-month periods increased due to higher pretax income. Effective tax rates were consistent in all periods.

FINANCIAL CONDITION

Cash Flows

                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                                   1995                    1994
                                                                                            (In Millions)

Operating Activities                                                                $45                    $164

         Net cash provided by operating activities for 1995 was $119 million lower than the 1994 amount. The primary reasons for the decrease were $73 million change in gas supply realignment costs, refunds, lower rates (see below), and the $18 million decrease in natural gas purchase contract settlement costs reflecting the completion of the majority of recoveries of take-or-pay costs in 1994.

     The increase in deferred income taxes and the change in accrued income taxes is primarily due to the timing of the amount of GSR cost deductible for taxes. The decrease in regulatory reserves is due to lower rates effective March 1, 1995, under the comprehensive settlement, and to a $21 million refund made to customers for the overcollection of volumetric take-or-pay costs. In addition, reserve balances in 1994 were increased for the effect of the $16 million depreciation adjustment.


Investing Activities                                                                $ 2                   $ (23)

         Net cash flow from investing activities increased due primarily to repayments of borrowings by Sonat to Southern, offset by lower proceeds from disposals of assets. Proceeds received in 1994 included insurance proceeds of $7 million related to damages from Hurricane Andrew.


                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                                   1995                    1994
                                                                                            (In Millions)

Financing Activities                                                               $(43)                  $(144)

         Net cash used in financing activities decreased for the 1995 period due to the maturity and redemption of Southern's $100 million 9 5/8 Percent Notes in June 1994.

Liquidity and Capital Resources

         At September 30, 1995, Southern had available $50 million under lines of credit. Southern also has a shelf registration with the Securities and Exchange Commission for up to $200 million in debt securities of which $100 million has been issued.

         In October, Southern monetized a GSR obligation for $42.3 million. Funds for this transaction were obtained by Sonat repaying intercompany loans and funds from operations.

         Southern expects to continue to use cash from operations and borrowings on the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

                                                               September 30,                 December 31,
Capitalization Information                                         1995                          1994
                                                               ------------                  -----------


         Debt to Capitalization                                        36%                             39%

         The debt to capitalization ratio decreased slightly for the 1995 period due to increased stockholder's equity and to scheduled repayments of long-term debt.

NEW ACCOUNTING PRONOUNCEMENT

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which will become effective for years beginning after December 15, 1995. Southern has not yet determined the effect of the new statement.

                                              PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits(1)

Exhibit
Number                                               Exhibits

10                                          Amendatory  Agreement dated June 1, 1995, to Service  Agreement No. 904460, effective  November  1, 1994,  between  Southern  Natural  Gas  Company and
                                            Atlanta  Gas Light  Company  filed as Exhibit 10 to Form 10-Q of Sonat Inc.
                                            for the quarter ended September 30, 1995

12*                                         Computation of Ratio of Earnings to Fixed Charges

27*                                         Financial  Data  Schedule for the period ended  September 30,  1995,  filed electronically with this Report



*  Filed with this Report

(b)  Reports on Form 8-K

  The Company did not file any Report on Form 8-K during the quarter ended September 30, 1995.

     (1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of 10(cent) per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to R. David Hendrickson, Secretary, Southern Natural Gas Company, P.O. Box 2563, Birmingham, Alabama 35202-2563.

                                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES




                                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Southern Natural Gas Company



Date:       November 13, 1995          By:      /s/ Thomas W. Barker, Jr.
       ---------------------------              -------------------------------
                                                Thomas W. Barker, Jr.
                                                Treasurer



Date:       November 13, 1995          By:      /s/ Norman G. Holmes
       ---------------------------              -------------------------------
                                                Norman G. Holmes
                                                Vice President & Controller