Form 10-K405
period 1995-12-31
SOUTHERN NATURAL GAS CO
filed 1996-03-21
CIK 92232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995
                                        OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from                   to
                                    ----------------     -----------------

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

                                      NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                  WHICH REGISTERED
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS OF JANUARY 31, 1996 -- NONE (ALL VOTING STOCK OF THE REGISTRANT IS HELD BY ITS PARENT COMPANY, SONAT INC.)

                  NUMBER OF SHARES OF COMMON STOCK, $3.75 PAR
                VALUE, OUTSTANDING ON JANUARY 31, 1996 -- 1,000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

  ITEM                                                                                   PAGE
---------                                                                               ------
PART I
Item  1.     Business...................................................................    I-1
             Order No. 636 Restructuring................................................    I-1
             Customer Settlement........................................................    I-2
             Storage Fields.............................................................    I-4
             Markets -- Transportation and Sales........................................    I-4
             Gas Supplies...............................................................    I-6
             Potential Royalty Claims...................................................    I-6
             Sea Robin Pipeline Company.................................................    I-7
             Sonat Intrastate-Alabama Inc. .............................................    I-7
             South Georgia Natural Gas Company..........................................    I-7
             Southern Energy Company....................................................    I-7
             Competition and Current Business Conditions................................    I-8
             Governmental Regulation....................................................   I-10
             Rate and Regulatory Proceedings............................................   I-10
             Environmental Matters......................................................   I-10
             Forward Looking Statements.................................................   I-10
Item  2.     Properties.................................................................   I-11
Item  3.     Legal Proceedings..........................................................   I-11
Item  4.     Submission of Matters to a Vote of Security Holders......................Omitted*
PART II
Item  5.     Market for Registrant's Common Equity and Related Stockholder Matters......   II-1
Item  6.     Selected Financial Data....................................................   II-2
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................   II-3
Item  8.     Financial Statements and Supplementary Data................................  II-15
Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................  II-39
PART III
Item 10.     Directors and Executive Officers of the Registrant.......................Omitted*
Item 11.     Executive Compensation...................................................Omitted*
Item 12.     Security Ownership of Certain Beneficial Owners and Management...........Omitted*
Item 13.     Certain Relationships and Related Transactions...........................Omitted*
PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........   IV-1

---------------

* Item Nos. 4, 10, 11, 12 and 13 have been omitted in reliance upon General Instruction J(1) and (2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     The principal business of Southern Natural Gas Company ("Southern"), which is a wholly owned subsidiary of Sonat Inc. ("Sonat"), is the transmission of natural gas in interstate commerce. Southern, including its subsidiaries, owns 9,322 miles of interstate pipeline and 454 miles of intrastate pipeline. Its interstate pipeline system has a certificated daily delivery capacity of 2.4 billion cubic feet of natural gas. Southern's interstate pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama, and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. Southern also has pipeline facilities offshore Texas connecting gas supplies to other pipelines that transport such gas to Southern's system. A map of Southern's pipeline system, including pipelines of its subsidiaries, appears on page I-9.

     Southern's interstate pipeline business is subject to regulation by the Federal Energy Regulatory Commission (the "FERC"), the U.S. Department of Energy's Economic Regulatory Administration (the "ERA"), and the U.S. Department of Transportation under the terms of the Natural Gas Policy Act of 1978 (the "NGPA"), the Natural Gas Act (the "NGA"), and various pipeline safety and environmental laws. See "Governmental Regulation" below for information concerning the regulation of natural gas transmission operations.

     Southern's business is subject to the usual operating risks associated with the transmission of natural gas through a pipeline system, which could result in property damage and personal injury. Southern has a comprehensive safety program to address these risks and has consistently ranked at or near the top of its industry peer group in safety performance. Sonat maintains broad insurance coverage on behalf of Southern insuring against financial loss resulting from these operating risks.

     Additional business information concerning Southern and its wholly owned subsidiaries is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements in Part II of this report and is incorporated herein by reference.

     At March 1, 1996, Southern and its subsidiaries employed approximately 790 people.

     Southern's principal executive offices are located at 1900 Fifth Avenue North, AmSouth-Sonat Tower, Birmingham, Alabama 35203, and its telephone number is (205) 325-7410.

Order No. 636 Restructuring

     In 1992 the FERC issued its Order No. 636 (the "Order"), which required interstate natural gas pipeline companies, including Southern and South Georgia Natural Gas Company ("South Georgia"), a wholly owned interstate pipeline subsidiary of Southern, to make significant changes in the way they provide services. The Order required pipelines, among other things, to (1) separate (unbundle) their sales, transportation, and storage services; (2) provide a variety of transportation services, including a "no-notice" service pursuant to which the customer is entitled to receive gas from the pipeline to meet fluctuating requirements without having previously scheduled delivery of that gas; (3) adopt a straight-fixed-variable method for rate design (which assigns more costs to the demand component of the rates than do other rate-design methodologies previously utilized by pipelines); and (4) implement a pipeline capacity release program under which firm customers have the ability to "broker" the pipeline capacity for which they have contracted. The Order also authorized pipelines to offer unbundled sales services at market-based rates and allowed for pregranted abandonment of some services. Various parties have appealed the Order to the Court of Appeals for the District of Columbia Circuit.

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

     As of December 31, 1995, Southern had either paid or accrued $263 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. In addition to its GSR costs relating to termination or amendment of its remaining gas supply contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of December 31, 1995, Southern had incurred $83 million in price differential costs.

     Beginning in December 1993 Southern has made a number of filings with the FERC seeking to recover GSR costs paid through various periods prior to the filings. In each instance, the FERC has accepted Southern's filing subject to refund, and subject to a determination through a hearing before an administrative law judge regarding whether such costs were prudently incurred and are eligible for recovery under the Order. Southern's customers had generally opposed its recovery of its GSR costs in these proceedings based on both eligibility and prudence grounds. These proceedings, which have all been consolidated, are in the early stages of discovery and Southern cannot predict their outcome at this time.

Customer Settlement

     In an order issued on September 29, 1995 (the "Settlement Order"), the FERC approved a comprehensive settlement (the "Customer Settlement") that Southern had filed on March 15, 1995. Several parties that opposed the Customer Settlement have filed with the FERC requests for rehearing of the Settlement Order. The FERC has not yet ruled on those rehearing petitions. The Customer Settlement resolves, as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The Customer Settlement was supported initially by Southern, the FERC staff, customers representing approximately 95 percent of the firm transportation capacity on Southern's system, and other parties.

     On November 20, 1995, Southern and one of the initial contesting parties to the Customer Settlement filed a settlement with the FERC pursuant to which that party became a supporting party to the Customer Settlement. The November 20 settlement, which was not opposed, was approved by the FERC on February 2, 1996. With that addition, the Customer Settlement is now supported by customers representing approximately 97 percent of the firm transportation capacity on Southern's system.

     The Customer Settlement resolves, as to the supporting parties, all issues in Southern's current and prior rate cases. These four major rate cases cover consecutive periods beginning September 1, 1989, January 1, 1991, September 1, 1992, and May 1, 1993, respectively. Southern will credit in the aggregate the full amount of Southern's rate reserves as of February 28, 1995 (approximately $155 million), less certain amounts withheld for potential rate refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. Southern implemented reduced settlement rates for parties that supported the Customer Settlement effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998.

     The Settlement Order also included authorizations for Southern to construct approximately $27 million of additional facilities to improve its existing level of transportation service and to expand service to Atlanta Gas Light Company and South Carolina Pipeline Corporation and its affiliate under firm contracts with terms of at least three years.

     In addition to approving the Customer Settlement, the Settlement Order decided on the merits all cost of service (including rate of return and the recovery of costs associated with Southern's Mississippi Canyon pipeline), cost allocation, and rate design issues in Southern's current rate case for the period beginning May 1, 1993. These rulings included a reversal of a 1994 administrative law judge determination that Southern could not include in its rates any portion of the approximately $45 million cost of a pipeline that Southern constructed in 1992 to connect gas reserves developed by Exxon Corporation in the Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana. The Settlement Order also applied the merits determination concerning the recovery of Southern's Mississippi Canyon pipeline costs to the rate period beginning September 1, 1992. These determinations form the basis of FERC's approval of Southern's current rates to the contesting parties and refunds due them with respect to certain past rate periods. The contesting parties' requests for rehearing of the Settlement Order included challenges to many of the substantive rate determinations in the Settlement Order, such as the cost recovery of Southern's Mississippi Canyon pipeline, Southern's rate of return on equity, IT rate design, the appropriate IT and FT billing units used for designing rates, and the allocation of storage costs.

     Many of the other issues in the rate cases beginning September 1, 1989, January 1, 1991, and September 1, 1992, have previously been settled with the contesting parties. Thus, if the Customer Settlement and the rates determinations made in the Settlement Order are upheld on rehearing, there remains to be litigated, as to the contesting parties, the GSR cost recovery discussed below and only certain cost allocation and rate design issues, which would not be material even if such rate issues are determined adversely to Southern. The Customer Settlement continues to be contested by certain interruptible customers and firm customers representing approximately three percent of Southern's firm transportation capacity.

     The Settlement Order also permits the contesting parties to litigate the issue of the recovery of Southern's GSR and other Order No. 636 transition costs with the results to be applied only to such parties. The Settlement Order decided the level of Southern's rates to contesting parties for the period beginning March 1, 1995, and, as described above, ruled on numerous other rate issues for the pre-March 1, 1995, periods.

     In the event that the FERC on rehearing does not uphold the Customer Settlement and reverses or materially modifies its prior determinations of the substantive rate issues decided in the Settlement Order, then all parties would be permitted to challenge Southern's recovery of GSR and other transition costs and Southern's current rates would be affected by such ruling. In such event, Southern is unable to predict the outcome of any such transition costs recovery litigation or any modification of the FERC's prior rate determination, but the effect in the aggregate could be material.

     If the FERC denies the contesting parties' rehearing requests, the Settlement Order will be subject to appeal to the courts. Although there can be no assurances, Southern believes that rehearing of the Settlement Order, including the challenges to the rate determinations in that order, should be denied by the FERC and that the Settlement Order should be upheld on any judicial appeal.

     In accordance with the cost-sharing mechanism adopted in the Customer Settlement, pursuant to which Southern will absorb an agreed-upon portion of its total GSR costs, Southern is now at the level of GSR costs that requires it to absorb 50 percent of all additional GSR costs incurred. In the fourth quarter of 1994, Southern recognized a $27 million charge associated with the Customer Settlement, which included anticipated amounts for GSR costs that Southern would not recover from its customers, and a $28 million charge for a provision relating to regulatory assets that may not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994. In the fourth quarter of 1995, Southern recognized an additional $11 million charge, reflecting expensed GSR costs not expected to be recovered from customers, based on its estimate of total GSR costs at December 31, 1995.

     The amount of GSR costs that Southern actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, contract renegotiations that have occurred, and price differential costs actually incurred, the amount of GSR costs was estimated at December 31, 1995, to be approximately $366 million on a present-value basis.

Storage Fields

     Southern owns and operates Muldon Storage Field ("Muldon"), a large underground natural gas storage field in Mississippi connected to its pipeline system. Based on operating experience, Southern had sought to have 21 Bcf of the certificated working storage capacity of Muldon reclassified to cushion gas, resulting in a certificated working storage capacity of 31 Bcf of gas. The FERC approved Southern's reclassification as part of the Customer Settlement. Southern agreed to review, in the fall of 1995 and 1996, the amount of storage at Muldon that had been reclassified to cushion gas and to report its conclusions to its customers. If, as a result of either review, Southern determines that additional working storage capacity may be made available to its customers, it must promptly offer such capacity to them. Otherwise, the reclassification of 21 Bcf of working storage gas to cushion gas at Muldon cannot be challenged until Southern files a new general rate case. In January 1996 Southern informed its customers that the results of its 1995 review supported the reclassification and that Southern proposed no adjustment to the total level of working storage gas at Muldon at this time.

     Bear Creek Storage Company ("Bear Creek"), an unincorporated joint venture between wholly owned subsidiaries of Southern and Tenneco Inc., each of which is a 50-percent participant, owns a large underground natural gas storage field located in Louisiana that is operated by Southern and provides storage service to Southern and Tennessee Gas Pipeline Company, a subsidiary of Tenneco Inc., and their customers. The Bear Creek Storage Field has a total certificated working storage capacity of 65 Bcf of gas, half of which is committed to Southern. At December 31, 1995, Bear Creek's gross facilities cost was $247,329,000, its net facilities cost was $159,348,000, and its participants' equity was $96,008,000. Southern had an investment in Bear Creek, including its equity in undistributed earnings, of $48,004,000 at December 31, 1995.

     Under the terms of Order No. 636, effective November 1, 1993, Southern commenced providing contract storage services as part of its unbundled and restructured services. Consequently, most of Southern's working storage capacity at Muldon and its half of Bear Creek are now used for such services.

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

     Transportation service is rendered by Southern for its distribution customers, direct industrial customers and other end-users, gas producers, other gas pipelines, and gas marketing and trading companies. Southern provides transportation service in both its gas supply and market areas. During 1995 Southern transported gas to nine gas distribution companies, to 113 municipal distributors and gas districts, to eight connecting interstate pipeline companies, and to 56 industrial end-users. The principal industries served directly by Southern's pipeline system and indirectly through its customers' distribution systems include the chemical, pulp and paper, textile, primary metals, stone, clay, and glass industries.

     Transportation service is provided under rate schedules that are subject to FERC regulatory authority. Rates for transportation service depend on whether such service is on a firm or interruptible basis and the location of such service on Southern's pipeline system. Transportation rates for interruptible service (i.e., service of a lower priority than firm transportation) are charged for actual volumes transported. Firm transportation service also includes a reservation charge designed so that the customer pays for a significant portion of the service each month based on a transportation demand volume regardless of the actual volume transported. Rates for transportation service are discounted by Southern in individual instances to respond to competition in the markets it serves.

     Transportation volumes in 1995 for Southern and all of its subsidiaries were 1,016 Bcf, compared with transportation volumes in 1994 of 886 Bcf. Sales to distribution customers, including municipalities and gas districts, accounted for most of 1995 sales of 93 Bcf and 1994 sales of 103 Bcf. With the exception of eight Bcf of sales made by Sonat Intrastate-Alabama Inc. in 1995, the volumes associated with the 1995 and 1994 sales are not accounted for as sales volumes, but rather are included in transportation volumes because, as required by Order No. 636, all sales are now made at the receipt points where the gas enters Southern's pipeline system.

     Pursuant to the Customer Settlement, Southern's largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company, have amended their firm transportation contracts for an aggregate of 682 million cubic feet per day to extend their primary terms for a period of three years beginning March 1, 1995. An additional 118 million cubic feet per day will remain under its current term to April 30, 2007. Also pursuant to the Customer Settlement, South Carolina Pipeline Corporation has amended one of its firm transportation contracts totaling 28 million cubic feet per day to extend its primary term for a period of three years beginning March 1, 1995. Such extension is in addition to the remaining 160 million cubic feet per day of South Carolina's firm transportation services that remain in effect under terms extending from 1999 through 2003. Alabama Gas Corporation, Southern's second largest customer, had earlier executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008. Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or more years. As a result, substantially all of the firm transportation capacity currently available in Southern's two largest market areas is fully subscribed.

     Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636 Southern is attempting to terminate its remaining gas purchase contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it ("take-or-pay" clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Pending the termination of these remaining supply contracts, Southern sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis. Subject to the cost-sharing mechanism in the Customer Settlement described above, Southern will recover in accordance with the Customer Settlement or, pending final approval of the Customer Settlement, will file to recover as a GSR cost pursuant to Order No. 636, the difference between the cost associated with the gas supply contracts and the revenue from the sale agreements and month-to-month sales as well as any cost previously incurred or to be incurred as a result of Order No. 636 to terminate or to reduce the price under Southern's remaining gas supply contracts.

     Transportation and sales by Southern to two distribution customers, Atlanta Gas Light Company and its subsidiary, Chattanooga Gas Company, and Alabama Gas Corporation, accounted for approximately 29 percent and 14 percent, respectively, of Southern's 1995 consolidated revenues. Atlanta and Alabama Gas were the only two customers that accounted for ten percent or more of Southern's consolidated revenues for 1995.

     Southern continues to pursue growth opportunities to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern filed an application on January 24, 1996, with the FERC seeking approval to extend its pipeline system to provide firm gas transportation service to customers in North Alabama. Most of the proposed 76 million cubic feet per day expansion is supported by long-term firm transportation agreements with four customers, including the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The proposed expansion, which requires FERC approval, is scheduled to be in service by November 1997. The company that currently provides transportation service to the city of Huntsville has filed suit against Southern and Huntsville seeking to have Southern's service agreement with Huntsville set aside as violative of Alabama's competitive bid laws and the Alabama Constitution. See
Item 3. Legal Proceedings below. This company has also opposed the system expansion application at the FERC. Southern cannot predict the outcome of this litigation or the FERC proceeding.

     In April 1995 Southern received authorization from the FERC to construct a 21-mile pipeline extension to a delivery point near Chattanooga, Tennessee, to deliver natural gas to a group of new customers who signed 10-year contracts for firm transportation volumes totaling approximately 14 million cubic feet per day. This $11 million project was placed in service November 1, 1995. Southern also received approval from the FERC on December 5, 1995, to expand its north main pipeline system to provide approximately 27 million cubic feet per day of additional firm transportation. This increase in capacity is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia, and Tennessee. The in-service date of this $13 million expansion project is expected to be November 1996.

     In addition, in October 1995 Southern received FERC approval for a production area expansion project with a capital cost of $15 million. Southern plans to install 9,400 horsepower of additional compression at its Toca, Louisiana compressor station south of New Orleans and to install certain receipt and delivery point facilities in order to increase its capacity to transport gas supplies on its offshore Louisiana supply system through Toca by 140 million cubic feet per day. This expansion, which is supported by a 10-year firm transportation agreement with Shell Offshore Inc., is expected to be in service in early 1997.

     In early 1995 Southern initiated an open season to obtain customer commitments to expand its system in order to meet the growing demand for natural gas in the Southeast. In the open season, Southern sought requests for additional firm transportation services. Southern received requests for additional firm transportation services in its largest market area totaling approximately 35 million cubic feet per day. Southern is studying the economic feasibility of an expansion of its system to serve these requests and anticipates that it will file an application for authorization to construct and operate the necessary facilities later this year. If FERC approval is received, the in-service date for the firm transportation service is expected to be November 1997.

     For additional information regarding Southern's transportation and sales of gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report.

Gas Supplies

     During 1995 Southern reduced the number of its existing long-term gas supply contracts from 31 to 15. As a result of the prohibition in Order No. 636 against interstate pipelines providing bundled merchant services, Southern does not anticipate at this time that it will enter into new gas purchase contracts in order to continue to provide a merchant sales service. Except for the sales of its remaining gas supply described above, Southern's participation in gas supply activities will be limited to the purchase and sale of minimal volumes of gas from time to time as may be required for system management purposes, and activities related to the attachment of new gas supplies to its system so that the shippers on Southern's system will have the opportunity to purchase those supplies in order to meet their requirements.

Potential Royalty Claims

     In connection with certain of its settlements of take-or-pay claims made by producers during the 1980s, Southern indemnified the producers against various potential claims related to the settlement that might be made by royalty owners. Southern has thus far been notified by several producers of potential royalty claims under the indemnity provisions of various settlement agreements. The claims for which Southern may have to indemnify these producers have been asserted by both private lessors with respect to onshore leases and the Minerals Management Service of the U.S. Department of the Interior with respect to federal offshore and Indian leases. Southern has spent approximately $1.2 million to date in settlement of claims of this type. Under the terms of a 1988 take-or-pay recovery settlement with Southern's customers, Southern is entitled to seek recovery of a portion of such costs related to federal offshore or Indian leases under the FERC's Order

No. 500 cost-sharing procedures. The customers are entitled, however, to challenge any effort by Southern to recover those costs. Southern is unable to state whether any additional royalty claims based on Southern's indemnification provisions in its take-or-pay settlements will be asserted or to predict the outcome of any such claims or resulting litigation or of Southern's efforts to recover from its customers any amounts it may pay, but believes that these claims will not have a material adverse effect on Southern's financial condition or results of operations.

Sea Robin Pipeline Company

     Sea Robin Pipeline Company ("Sea Robin"), a wholly owned subsidiary of Southern, owns and operates a 438-mile pipeline system located in the Gulf of Mexico through which it gathers natural gas and condensate for others and delivers those products to shore for condensate removal and gas processing and redelivery to five downstream transmission pipelines. See the system map on page I-9. Sea Robin is a transportation-only pipeline that has restructured in compliance with FERC Order No. 636. Sea Robin transported approximately 302 Bcf of natural gas in 1995 compared to 282 Bcf in 1994. These Sea Robin volumes are included within the Southern transportation volumes discussed earlier.

     In January 1995 Sea Robin filed with the FERC a petition for a declaratory order that its pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995 the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling is pending before the FERC. In addition to their protests in the gathering proceeding, several of the shippers on Sea Robin's pipeline system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the NGA claiming that Sea Robin's rates are unjust and unreasonable and should be reduced. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. Any reduction in Sea Robin's rates as a result of this complaint could be implemented only on a prospective basis. Sea Robin is unable to predict the outcome of either of these proceedings.

Sonat Intrastate-Alabama Inc.

     Sonat Intrastate-Alabama Inc. ("SIA"), a wholly owned subsidiary of Southern, owns a 454-mile intrastate pipeline system extending from natural gas fields and coal seam gas production areas in the Black Warrior Basin in northwest and central Alabama to connections with customers in Alabama, as well as interconnections with three other pipelines, including Southern. See the system map on page I-9. SIA's throughput in 1995 was approximately 28 Bcf compared to 38 Bcf in 1994.

South Georgia Natural Gas Company

     South Georgia, a wholly owned subsidiary of Southern, owns and operates a 909-mile interstate natural gas transmission system located in eastern Alabama, southern Georgia, and the Florida Panhandle. See the system map on page I-9. As described above, South Georgia has restructured pursuant to Order No. 636 and is a transportation-only pipeline. South Georgia transported approximately 38 Bcf of natural gas in 1995 compared to 34 Bcf in 1994. These South Georgia volumes are included within the Southern transportation volumes discussed earlier.

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

     During 1995 Southern Energy conducted an open season seeking requests from customers for a new LNG service that would be provided through its LNG facilities in Savannah. Southern Energy is evaluating the requests received from potential customers during the open season to determine whether it is economically feasible to reactivate its LNG facilities. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for the LNG service is expected to be in 1998.

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

     Natural gas is sold in competition principally with fuel oil, coal, liquefied petroleum gases, electricity, and heavy crude oil. An important consideration in Southern's markets is the ability of natural gas to compete with alternate fuels. Residual fuel oil, the principal competitive alternate fuel in Southern's market area, has been at certain times in the past, and may be at times in the future, priced at or below the comparable price of natural gas in industrial and electric generation markets. Some parts of Southern's market area are also served by one or more other pipeline systems that can provide transportation as well as sales service in competition with Southern. Southern's two largest customers are both able to obtain a portion of their natural gas requirements through transportation by other pipelines.

     FERC's Order No. 636 mandates a rate design, known as straight-fixed-variable ("SFV"), that is designed to allow pipelines to recover substantially all fixed costs, a return on equity, and income taxes in the capacity reservation component of their rates. The firm transportation customers of Southern (with the exception of certain small customers) must pay these reservation charges regardless of the volumes shipped. Accordingly, the SFV rate design should result in greater stability in the revenues, earnings, and cash flows of interstate pipelines, including Southern, for the foreseeable future when compared to what was experienced prior to 1994.

                                    (MAP)

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

     The FERC also has authority to regulate the transportation of natural gas in interstate commerce and the sale of natural gas in interstate commerce for resale. Although the FERC still retains jurisdiction over their resale rates, following the implementation of Order No. 636, Southern and other interstate pipeline companies are now permitted to charge market-based rates for gas sold in interstate commerce for resale. Transportation rates of interstate pipeline companies remain fully regulated. The maximum transportation rates for gas delivered by SIA into interstate commerce are also regulated by the FERC. As necessary, Southern and its transmission subsidiaries file with the FERC applications for changes in their transportation rates and charges designed to allow them to recover fully their costs of providing such service to their customers, including a reasonable rate of return. These rates are normally allowed to become effective, subject to refund, until such time as the FERC rules on the actual level of rates. See "Rate and Regulatory Proceedings" below.

     Regulation of the importation of natural gas is vested in the Secretary of Energy, who has delegated various aspects of this import jurisdiction to the FERC and the ERA.

     Southern and its natural gas transmission subsidiaries, including SIA, are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline and LNG plant safety requirements, and to the National Environmental Policy Act and other environmental legislation. Southern and its operating subsidiaries have a continuing program of inspection designed to keep all of their facilities in compliance with pollution control and pipeline safety requirements and believe that they are in substantial compliance with applicable requirements. Southern's capital expenditures to comply with environmental and pipeline safety regulations were approximately $8 million in 1995 compared to $13 million in 1994. Southern anticipates that such expenditures will be approximately $11 million in 1996.

     Rate and Regulatory Proceedings. Various matters pending before the FERC, or before the courts on appeal from the FERC, relating to, or that could affect, Southern or one or more of its subsidiaries are described in Part II of this report in Note 8 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Rate Matters," which are incorporated herein by reference. As described in Note 8, several general rate changes have been implemented by Southern and remain subject to refund and Southern filed with the FERC on March 15, 1995, a Customer Settlement (described above), which was approved by the FERC in a Settlement Order issued September 29, 1995 (described above), that would resolve all outstanding rate and GSR cost recovery proceedings as to supporting customers.

Environmental Matters

     Various environmental matters relating to, or that could affect, Southern or one or more of its subsidiaries are described in Part II of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Issues," which is incorporated herein by reference.

Forward Looking Statements

     This report, including the information incorporated by reference herein, contains forward looking statements regarding Southern's future plans, objectives, and expected performance. These statements are based on assumptions that Southern believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Realization of Southern's objectives and expected performance can be adversely affected by the actions of customers and competitors, changes in governmental regulation of Southern's businesses, and changes in general economic conditions and the state of domestic capital markets.

ITEM 2.  PROPERTIES

     A description of Southern's and its subsidiaries' principal properties is included under Item 1. Business above and is hereby incorporated by reference herein.

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

     Alabama-Tennessee Natural Gas Company v. Southern Natural Gas Company and City of Huntsville was filed in February 1996 in state court in Jefferson County, Alabama. In this lawsuit, Alabama-Tennessee Natural Gas Company, which currently provides natural gas transportation service to the city of Huntsville, Alabama, is seeking to have a 20-year service agreement Southern entered into with Huntsville to provide 40 million cubic feet per day of firm transportation service set aside as violative of Alabama's competitive bid laws and the Alabama Constitution. The service agreement with Huntsville supports a proposed 76 million cubic feet per day, $53 million expansion project for which Southern has filed an application seeking FERC approval. Management believes that Southern's service agreement with Huntsville is exempt from the Alabama competitive bid laws and Huntsville has previously requested and obtained an opinion of the Attorney General of Alabama to such effect. Management, however, is unable to predict the outcome of this litigation.

     Southern and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business. Southern does not believe that any ultimate liability resulting from any of these other pending lawsuits will have a material adverse effect on it.

                                    PART II


Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS


         All of the common stock of Southern is held by its parent company, Sonat Inc.; accordingly, there is no market for the stock. The following table shows the quarterly cash dividends paid on Southern's common stock during the past two years.

                 Quarter                      Total Dividends Paid
                 -------                      --------------------
                  1995
                  ----

                 First                              $12,400,000
                 Second                              12,400,000
                 Third                               12,400,000
                 Fourth                              12,400,000
                                                    -----------

                                                    $49,600,000
                                                    ===========

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

Item 6. SELECTED FINANCIAL DATA

         Selected consolidated financial data for Southern and its subsidiaries is shown below:

                                                                  Years Ended December 31,
                                           ----------------------------------------------------------------

                                             1995            1994         1993          1992          1991
                                             ----            ----         ----          ----          ----
                                                                      (In Millions)
Revenues (1)                               $  661.6       $  727.2     $  832.6     $  728.6       $  760.4
Costs and Expenses (1)                        502.5          634.4        686.0        578.0          623.9
                                           --------       --------     --------     --------       --------
Operating Income                              159.1           92.8        146.6        150.6          136.5
Other Income, Net                              10.0            9.5          9.4          8.9           10.4
Interest Expense, Net                         (35.0)         (26.2)       (28.4)       (32.8)         (27.6)
                                           --------       --------     --------     --------       --------
Income Before Income Taxes                    134.1           76.1        127.6        126.7          119.3
Income Taxes                                   51.6           28.3         43.5         47.3           45.9
                                           --------       --------     --------     --------       --------
         Net Income (2)(3)                 $   82.5       $   47.8     $   84.1     $   79.4       $   73.4
                                           ========       ========     ========     ========       ========


Assets                                     $1,437.7       $1,375.2     $1,531.2     $1,425.7       $1,426.5

Debt Maturing Within One Year              $   21.9       $    7.0     $  107.3     $    6.8       $    6.1
Long-Term Debt                                317.6          323.9        329.4        435.5          340.1
Stockholder's Equity                          574.1          519.2        620.0        585.5          655.7
                                           --------       --------     --------     --------       --------

Total Capitalization                       $  913.6       $  850.1     $1,056.7     $1,027.8       $1,001.9
                                           ========       ========     ========     ========       ========



         (1) In accordance with a new FERC policy, certain fuel revenues and fuel operating costs have been netted. Therefore revenue and operating costs have been restated for 1994.

         (2) Net income in 1995 includes a loss of $6.8 million on unrecoverable gas contract realignment costs at Southern.

         (3) Net income in 1994 includes a charge of $33.5 million related to the recognition of significant unusual items. See Customer Settlement discussion in Note 8 of the Notes to Consolidated Financial Statements.

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

         Southern continues to pursue opportunities to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern filed an application on January 24, 1996, with the FERC seeking approval to extend its pipeline system to provide firm gas transportation service to customers in North Alabama. Most of the proposed 76-million-cubic-feet-per-day expansion is supported by long-term firm transportation agreements with four customers, including the cities of Huntsville and Decatur which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The proposed expansion, which requires FERC approval, is scheduled to be in service by November 1997. The company that currently provides transportation service to the city of Huntsville has filed suit against Southern and Huntsville seeking to have Southern's service agreement with Huntsville set aside as violative of Alabama's public bid laws and the Alabama Constitution. This company has also opposed the system expansion application at the FERC. Southern cannot predict the outcome of this litigation or the FERC proceeding.

         In April 1995, Southern received authorization from the FERC to construct a 21-mile pipeline extension to a delivery point near Chattanooga, Tennessee, to deliver natural gas to a group of new customers that signed 10-year contracts for firm transportation volumes totaling approximately 14 million cubic feet per day. This $11 million project was placed in service November 1, 1995. Southern also received approval from the FERC on December 5, 1995, to expand its north main pipeline system to provide approximately 27 million cubic feet per day of additional firm capacity. This project is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia and Tennessee. The in-service date of this $13 million expansion project is expected to be November 1996.

         In addition, on October 16, 1995, Southern received FERC approval for a production-area expansion project with a capital cost of $15 million. Southern plans to install 9,400 horsepower of additional compression at its Toca, Louisiana, compressor station south of New Orleans and to install certain receipt and delivery point facilities in order to increase its capacity to transport gas supplies on its offshore Louisiana supply system through Toca by 140 million cubic feet per day. This expansion, which is supported by a 10-year firm transportation agreement with Shell Offshore Inc., is expected to be in service in early 1997.

         In early 1995, Southern initiated an open season to obtain customer commitments to expand its system in order to meet the growing demand for natural gas in the Southeast. In the open season, Southern sought requests for additional firm transportation services and for a new liquefied natural gas
(LNG) service. Southern received requests for additional firm transportation services in its largest market area totaling approximately 35 million cubic feet per day. Southern is studying the economic feasibility of an expansion of its system to serve these requests and anticipates that it will file an application for authorization to construct and operate the necessary facilities later this year. If FERC approval is received, the in-service date for the firm transportation service is expected to be November 1997. Requests for LNG service are still being evaluated. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for the LNG service is expected to be in 1998. The LNG service would be provided at an existing LNG storage terminal near Savannah, Georgia, that is owned by Southern Energy Company, a wholly owned subsidiary of Southern. The LNG facility was constructed in 1978 but was taken out of service in 1980.

         In January 1995, Sea Robin Pipeline Company, a wholly owned subsidiary of Southern, filed a petition with the FERC requesting it be declared an unregulated gas gathering system. In February 1995, several of Sea Robin's shippers filed with the FERC a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. The FERC denied Sea Robin's petition in an order issued on June 16, 1995. Sea Robin filed for rehearing of this denial on July 17, 1995. Sea Robin cannot predict the outcome of these proceedings.

OPERATIONS

Years Ended December 31,                                            1995             1994             1993
----------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
Revenues:
   Gas sales                                                      $  195             $234             $541
   Market transportation and storage (1)                             325              321              170
   Supply transportation                                              51               37               50
   Other                                                              91              135               72
                                                                  ------             ----             ----
      Total Revenues                                                 662              727              833
                                                                  ------             ----             ----

Costs and Expenses:
   Natural gas cost                                                  191              229              364
   Transition cost recovery and
      gas purchase contract
      settlement costs                                                58              116               52
   Operating and maintenance                                          96              151              103
   General and administrative                                         86               72               85
   Depreciation and amortization (1)                                  52               47               64
   Taxes, other than income                                           20               19               18
                                                                  ------             ----             ----
                                                                     503              634              686
                                                                  ------             ----             ----
      Operating Income                                            $  159             $ 93             $147
                                                                  ======             ====             ====

Equity in Earnings of
   Unconsolidated Affiliates                                      $    9             $  9             $  9
                                                                  ======             ====             ====

                                                                             (Billion Cubic Feet)
Volumes (2):
   Intrastate gas sales                                                8                -                -
   Interstate gas sales (excludes storage gas)                         -                -               73
   Market transportation                                             636              551              435
                                                                  ------             ----             ----
      Total Market Throughput                                        644              551              508
   Supply transportation                                             372              335              328
                                                                  ------             ----             ----
      Total Volumes                                                1,016              886              836
                                                                  ======             ====             ====

   Transition gas sales                                               85              103               19
                                                                  ======             ====             ====

     (1) Southern's transportation revenues and depreciation expense in 1994 include a $16 million decrease reflecting a retroactive reduction in certain depreciation rates.

     (2) Volumes for 1995 include 38 billion cubic feet of gas associated with three subsidiaries of Sonat Inc., Southern's parent, that were transferred to Southern on January 1, 1995, which were not included in Southern's 1994 or 1993 volumes.

OPERATING INCOME

         The table below shows unusual items that affect operating income. The table is presented because Southern believes this information enhances the analysis of results of operations.

Years Ended December 31,                                            1995             1994             1993
----------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
Operating Income                                                    $159             $ 93             $147

Unusual Expenses Included Above:
   Rate settlement and GSR costs                                      11               27                -
   Reduction in force and other                                        -               34                -
   Tax adjustments                                                     -                -                2
                                                                    ----             ----             ----

Operating Income Excluding Unusual Items                            $170             $154             $149
                                                                    ====             ====             ====

         1995 VERSUS 1994. Operating income, excluding the unusual items discussed below, increased $16 million in 1995 due to lower operating expenses and the sale of previously unsubscribed firm transportation capacity.

         The unusual item in 1995 of $11 million increased operating and maintenance expense in recognition of Southern's share of gas supply realignment (GSR) costs that will not be recoverable. The unusual items in 1994 included in Southern's operating expenses consisted of a $27 million charge associated with recognition of the comprehensive customer rate settlement (the Customer Settlement) and a $34 million provision primarily relating to regulatory assets not recoverable as a result of the Customer Settlement, including $19 million attributable to a corporate restructuring undertaken in 1994. See Rate Matters for a discussion of the Customer Settlement.

         Southern's gas sales revenues and gas costs in 1995 and 1994 represent recognition of gas sales made from supply remaining under contract after the implementation of Order No. 636. The volumes associated with these sales are not accounted for as sales volumes, but rather are included in transportation volumes because all sales are now made at the wellhead, as required by Order No. 636.

         Market transportation and storage revenues increased in 1995 due in part to a $16 million revenue reserve provision in 1994 relating to a retroactive reduction in certain depreciation rates. The effect on operating revenue of this reduction was partially offset by lower settlement rates that were placed into effect on March 1, 1995. Supply transportation revenues increased 38 percent due to increased volumes under Southern's new transportation contract with Florida Gas Transmission Company, a subsidiary of Citrus Corp. (50 percent owned by Sonat). Other Revenue and Transition Cost Recovery decreased due to declining billings and lower recovery rates for GSR costs in 1995.

         Operating and maintenance expense, excluding the unusual items discussed above, decreased 6 percent in 1995 reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring. General and administrative expense increased 19 percent in 1995 due to higher employee benefit expenses related to 1993 and 1994 special early retirement options (SERO's) and higher stock-based compensation. Depreciation and amortization expense increased in 1995 due to the $16 million retroactive adjustment in 1994 partially offset by lower depreciation rates as a result of the Customer Settlement.

         1994 VERSUS 1993. Excluding unusual items, Southern's operating income for 1994 increased $5 million when compared with 1993 as a result of higher transportation revenue resulting primarily from the sale of unsubscribed firm transportation capacity and lower general and administrative costs.

         Southern's gas sales revenues and gas costs were down significantly in 1994 as a result of implementing Order No. 636 and primarily represent recognition of gas sales made from supply remaining under contract after the implementation of Order No. 636. Another factor in the decrease in revenues was the recovery of $42 million of Order No. 500 costs in 1993 revenues.
Higher transportation revenues and volumes are a result of the shift from sales to transportation due to the implementation of Order No. 636. Other revenue also increased in 1994 due to the recovery of transition costs of $108 million related to the implementation of Order No. 636.

         General and administrative costs decreased primarily due to lower employee costs, including stock-based compensation expenses.

TRANSPORTATION CONTRACTS

         Pursuant to the Customer Settlement (described in Note 8 of the Notes to Consolidated Financial Statements), Southern's largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company, have amended their firm transportation contracts for an aggregate of 682 million cubic feet per day to extend their primary terms for a period of three years beginning March 1, 1995. An additional 118 million cubic feet per day will remain under its current term to April 30, 2007. Also pursuant to the Customer Settlement, South Carolina Pipeline Corporation (SCPC) has amended one of its firm transportation contracts totaling 28 million cubic feet per day, to extend its primary term for a period of three years beginning March 1, 1995. Such extension is in addition to the remaining 160 million cubic feet per day of SCPC's firm transportation services that remain in effect under terms extending from 1999 through 2003. Alabama Gas Corporation, Southern's second largest customer, had earlier executed firm transportation contracts for 393 million cubic feet per day under terms extending through October 31, 2008. Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or more years. As a result, substantially all of the firm transportation capacity currently available in Southern's two largest market areas is fully subscribed.

NATURAL GAS SALES AND SUPPLY

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 76 percent and 72 percent in 1996 and 1997, respectively, of the purchase commitments described below. Of such purchase commitments, the percent that is priced in excess of current spot-market prices is 19 percent in 1996, 23 percent in 1997, and substantially all of the volumes for years thereafter. (See Note 8 of the Notes to Consolidated Financial Statements for a discussion of price differential GSR costs.) Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

         Southern's purchase commitments under its remaining gas supply contracts for the years 1996 through 2000 are estimated as follows:

         Estimated Purchase Commitments
         -----------------------------------------------------------------------------------------
                                                                                     (In Millions)
                                                                                     -------------
         1996                                                                              $154
         1997                                                                               137
         1998                                                                                38
         1999                                                                                35
         2000                                                                                31

         These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability and future price) is known today with certainty.

         See Note 8 of the Notes to Consolidated Financial Statements for a discussion regarding Southern's rate proceedings to recover its GSR costs.

RATE MATTERS

         The Customer Settlement resolves as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The Customer Settlement resulted in reducing Southern's filed rates to more competitive levels, reduced somewhat reported revenues and reduced depreciation expense in 1995. Southern implemented reduced settlement rates for parties that supported the Customer Settlement effective March 1, 1995, pursuant to interim agreements with its customers pending final FERC action on petition for rehearing of the Customer Settlement filed by contesting parties. (See Note 8 of the Notes to Consolidated Financial

Statements for a discussion of the Customer Settlement and other rate matters.)

OTHER INCOME STATEMENT ITEMS

Years Ended December 31,                                            1995             1994             1993
----------------------------------------------------------------------------------------------------------
                                                                                (In Millions)
OTHER INCOME, NET                                                    $10              $10              $ 9

         Other income, net, primarily represents Southern's share of earnings from Bear Creek Storage Company. Equity in earnings from Bear Creek was flat for 1995, 1994 and 1993.

Years Ended December 31,                                            1995             1994             1993
----------------------------------------------------------------------------------------------------------
                                                                                (In Millions)

INTEREST EXPENSE, NET                                                $35              $26              $28

         1995 VERSUS 1994. Net interest expense for 1995 increased due to lower interest income and slightly higher interest expense. Interest income was lower due to lower average balances of intercompany loans to Sonat in 1995. A special noncash dividend in December 1994 of $100 million declared by Southern to Sonat, which was satisfied by forgiveness of an intercompany loan to Sonat, was primarily responsible for the decrease in intercompany loans. Interest expense was slightly higher in 1995 versus 1994. Interest expense on revenue reserves was higher due to higher average reserve balances. Partly offsetting the increase was lower interest expense on outside debt, due to lower average debt levels and lower average interest rates.

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

Years Ended December 31,                                              1995             1994             1993
------------------------------------------------------------------------------------------------------------
                                                                                (In Millions)
INCOME TAXES                                                         $52              $28              $44


         1995 VERSUS 1994. Income taxes increased in 1995 compared to 1994 due to higher pretax income.

         1994 VERSUS 1993. Income tax expense decreased in 1994 compared to 1993 due to lower pretax income. Income taxes in 1993 included $4 million (federal and state) of positive tax adjustments, including the settlement of the 1983-1985 federal income tax returns and certain other tax issues.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Years Ended December 31,                                            1995             1994             1993
----------------------------------------------------------------------------------------------------------
                                                                                (In Millions)
OPERATING ACTIVITIES                                                 $39             $199             $197

         1995 VERSUS 1994. Several factors contributed to the $160 million decrease in cash flows from operations in 1995 compared to 1994. A $45 million payment to Exxon and the funding of a $42 million GSR liability were the principal expenditures responsible for the $99 million change in net payments for gas supply realignment costs. On March 1, 1995, Southern implemented reduced rates and ceased collection of additional revenues, which is reflected in the $64 million reduction in cash flows from regulatory reserves. The increase in deferred income taxes reflects the impact of the GSR payments, the cessation of collecting revenues subject to refund and the accounting for Southern's Customer Settlement. In 1994 Southern completed recovery of its take-or-pay costs, which resulted in the $19 million reduction in recoveries of take-or-pay costs. The caption Other in the Consolidated Statement of Cash Flow primarily consists of certain transition costs deferred for collection in future periods.

         1994 VERSUS 1993. Net cash provided by operating activities in 1994 was relatively even with 1993. The decrease in depreciation expense reflects an adjustment and the change in depreciation rates, which were discussed earlier. The increase in the change in regulatory reserves primarily reflects the continued collection of revenues in 1994 subject to refund. Deferred taxes are provided on these revenue reserves, which resulted in an increase in the balance of deferred tax assets (see Note 7 of the Notes to Consolidated Financial Statements). The $147 million change in gas supply realignment costs was a result of net recoveries of $19 million in 1994 compared with net payments of $128 million in 1993. In 1994 Southern completed recovery of its take-or-pay costs, resulting in the $33 million decrease in the change in natural gas purchase contract settlement costs compared with 1993. The $49 million decrease in the change in inventories reflects the sale, pursuant to Order No. 636, of storage gas that was in inventory at December 31, 1992. The $40 million decrease in the change in accounts payable is the result of the change in Southern's business under Order No. 636, which reduced purchased gas volumes. The primary reason for the $44 million change in other current assets and liabilities was the settlement of gas imbalances in 1994 allowed under Order No. 636. The amount in Other in 1994 includes a $55 million provision for the Customer Settlement discussed in Note 8 of the Notes to Consolidated Financial Statements. The caption Other also includes deferred revenue credits.

Years Ended December 31,                                            1995             1994             1993
----------------------------------------------------------------------------------------------------------
                                                                                (In Millions)
INVESTING ACTIVITIES                                                $  1           $ (46)           $(140)

         1995 VERSUS 1994. Net cash from investing activities provided $1 million in 1995 compared to the use of $46 million in 1994. The change was attributable to loan repayments from Sonat, partially offset by an increase in capital expenditures of $12 million.

         1994 VERSUS 1993. Net cash used in investing activities in 1994 reflects loan repayments from Sonat while 1993 reflects increased loans to Sonat. Loan repayments by Sonat to Southern in 1994 were used to retire $100 million of debt that matured in 1994. The increase in proceeds from disposal of assets reflects receipt in 1994 of insurance proceeds of $7.1 million related to damages from Hurricane Andrew. This increase is offset, however, by a $9 million decrease in capital expenditures.

Years Ended December 31,                                            1995             1994             1993
----------------------------------------------------------------------------------------------------------
                                                                                (In Millions)
FINANCING ACTIVITIES                                               $(41)           $(157)           $ (55)

         1995 VERSUS 1994. Net cash used in financing activities decreased $116 million primarily due to the maturity and redemption of Southern's $100 million 9 5/8 Percent Notes in 1994, and Southern's borrowings from Sonat in 1995 of $15 million.

         1994 VERSUS 1993. Net cash used in financing activities in 1994 reflects the maturity and redemption of Southern's $100 million 9 5/8 Percent Notes.

CAPITAL EXPENDITURES

         Capital expenditures for 1996, including unconsolidated affiliates, are expected to be approximately $118 million, primarily for pipeline additions and replacements and other projects, some of which have not yet received regulatory approval.

CAPITAL RESOURCES

         At December 31, 1995, Southern had lines of credit with a capacity of $50 million. Southern also has a shelf registration with the Securities and Exchange Commission for up to $200 million in debt securities, of which $100 million has been issued. Southern expects to issue the $100 million remaining under the shelf registration in either late 1996 or early 1997.

         Southern expects to continue to use cash from operations and borrowings on the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

FINANCIAL RISK MANAGEMENT

         Southern faces exposure to financial market risks, primarily interest rate risk. Use of derivatives to manage this risk is governed by a set of policies approved by the Sonat Board of Directors. These policies prohibit speculative transactions and require all counterparties to be approved by the Board. On January 22, 1996, Southern entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under its shelf registration. The base treasury rate for this future borrowing has been hedged at approximately 5.78 percent. This is the first such hedge transaction for Southern.

INFLATION AND THE EFFECT OF CHANGING ENERGY PRICES

         The rate of inflation in the United States has been moderate over the past several years and has not significantly affected the profitability of Southern. Southern's Customer Settlement prohibits it from filing a general rate case to be effective before March 1, 1998, which would be necessary for it to recover higher costs of operations (see Note 8 of the Notes to Consolidated Financial Statements).

CORPORATE RESTRUCTURING

         In late 1994 and early 1995, Southern completed a reduction in staffing levels through a combination of SEROs and involuntary terminations. The SEROs and terminations, which involved 302 employees, or approximately 27 percent of Southern's workforce, occurred primarily in field locations, but also included significant reductions in office employees. The total cost of the program, which was recognized in 1994, amounted to $19 million. The majority of the charge represented accelerated retirement costs, with the remainder being primarily cash severance payments.

ENVIRONMENTAL ISSUES

         Southern and its subsidiaries are subject to extensive federal, state and local environmental laws and regulations that affect their operations. Governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements, and injunctions as to future activities.

         Southern or an affiliate has been notified that one of them is or may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) in connection with a total of five Superfund sites. In these cases, Southern has determined that the aggregate maximum amount of loss reasonably likely to be named by it, after giving effect to likely contributions by other PRPs would not be material to its financial position or results of operations. However, liability for PRPs under CERCLA (and applicable state law) is joint and several among all PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability at any of these sites could be substantially greater than the maximum amounts estimated by Southern.

         In the operation of their natural gas pipeline systems, Southern and its wholly owned subsidiary, South Georgia Natural Gas Company, have used, and continue to use at several locations, gas meters containing elemental mercury. Southern and South Georgia plan to remove all remaining mercury meters during the course of regularly scheduled facilities upgrades. Mercury and mercury meters are handled pursuant to procedures that are designed to protect employees and the environment and to comply with Occupational Safety and Health Administration standards. It is generally believed in the natural gas pipeline industry that, in the course of normal maintenance and replacement operations, elemental mercury may have been released from mercury meters. Southern has determined that its pipeline meters may in the past have been the source of small releases of elemental mercury. As a result, Southern undertook the characterization of 443 sites across the system during 1995. Approximately 190 remaining sites are scheduled to be characterized in the first quarter of 1996, all of which are in Mississippi. After Southern evaluates the results of the characterization, it plans to remediate contaminated sites within Georgia during 1996, with remediation of sites elsewhere to be scheduled thereafter. Southern is unable to estimate the cost of mercury remediation because costs will vary based on a number of factors particular to each site and because regulatory standards for elemental mercury cleanup are uncertain at this time. Neither the Environmental Protection Agency nor any state in which Southern operates has yet issued cleanup levels or guidelines with respect to contamination from past releases or spills of mercury; however, Southern has received informal guidance from the State of Louisiana with respect to cleanup standards in that state that will also be used for remediation in other states absent specific guidelines. Based on its experience with other remediation projects, industry experience to date with remediation of mercury, and its preliminary analysis of the possible extent of the contamination, Southern believes that the cost of its characterization and remediation of any mercury contamination will not be material to its financial position or results of operations.

         Southern generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards to be recoverable through rates since they are prudent costs incurred in the ordinary course of business and, accordingly, generally will seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery. As described in Note 8 of the Notes to Consolidated Financial Statements, however, Southern's Customer Settlement prevents Southern from filing a general rate case to be effective prior to March 1, 1998.

NEW ACCOUNTING PRONOUNCEMENT

         In 1995, Southern adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption had no effect on Southern's Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

         The Management's Discussion and Analysis and the information provided elsewhere in this document contain forward looking statements regarding Southern's future plans, objectives, and expected performance. These statements are based on assumptions that Southern believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Realization of Southern's objectives and expected performance can be adversely affected by the actions of customers and competitors, changes in governmental regulation of Southern's businesses, and changes in general economic conditions and the state of domestic capital markets.

Item 8.  Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors


The Board of Directors
Southern Natural Gas Company

We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                    /s/ Ernst & Young LLP

                                                    ERNST & YOUNG LLP

Birmingham, Alabama
January 18, 1996

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                                                                  1995             1994
                                                                                  ----             ----
                                                                                       (In Thousands)
                                                  ASSETS
Current Assets:
   Cash                                                                        $      711     $      975
   Notes receivable, primarily from affiliates                                    103,845        173,060
   Accounts receivable, including $11,899,809 in
      1995 and $13,358,000 in 1994 from affiliates                                118,542        122,514
   Inventories                                                                     21,625         20,930
   Gas imbalance receivables                                                       15,919         35,053
   Federal income taxes                                                            13,160            -
   Other                                                                           25,835          8,511
                                                                               ----------     ----------
      Total Current Assets                                                        299,637        361,043
                                                                               ----------     ----------

Investments:
   Unconsolidated affiliates (Note 4)                                              48,631         46,908
   Other investments                                                                  904          1,044
                                                                               ----------     ----------
                                                                                   49,535         47,952
                                                                               ----------     ----------

Plant, Property and Equipment (Note 5)                                          2,315,003      2,241,972
   Less accumulated depreciation
      and amortization                                                          1,504,087      1,460,649
                                                                               ----------     ----------
                                                                                  810,916        781,323
                                                                               ----------     ----------

Deferred Charges and Other:
   Gas supply realignment costs (Note 8)                                          199,073        160,850
   Other                                                                           78,548         24,042
                                                                               ----------     ----------
                                                                                  277,621        184,892
                                                                               ----------     ----------
                                                                               $1,437,709     $1,375,210
                                                                               ==========     ==========





                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                           December 31, 1995 and 1994

                                                                                 1995             1994
                                                                                 ----             ----
                                                                                    (In Thousands)

                                  LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Long-term debt due within one year (Note 6)                                 $    6,964     $    6,964
   Notes payable to affiliates                                                     14,981           -
   Accounts payable, including $19,606,697 in 1995
      and $9,615,000 in 1994 to affiliates                                         56,787         42,356
   Accrued income taxes                                                             1,856         14,271
   Accrued interest                                                                15,404         19,505
   Gas imbalance payables                                                          17,196         35,112
   Other                                                                           17,258         19,892
                                                                               ----------     ----------
      Total Current Liabilities                                                   130,446        138,100
                                                                               ----------     ----------

Long-Term Debt (Note 6)                                                           317,627        323,907
                                                                               ----------     ----------

Deferred Credits and Other:
   Deferred income taxes (Note 7)                                                  80,956         43,812
   Reserves for regulatory matters (Note 8)                                       181,798        183,343
   Other                                                                          152,784        166,824
                                                                               ----------     ----------
                                                                                  415,538        393,979
                                                                               ----------     ----------

Commitments and Contingencies (Note 8)

Stockholder's Equity (Note 2):
   Common stock, $3.75 par value; 1,000 shares
      authorized and outstanding                                                        4              4
   Capital in excess of par value                                                 100,612         78,631
   Retained earnings                                                              473,482        440,589
                                                                               ----------     ----------
                                                                                  574,098        519,224
                                                                               ----------     ----------
                                                                               $1,437,709     $1,375,210
                                                                               ==========     ==========





                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1995, 1994 and 1993

                                                                   1995               1994               1993
                                                                   ----               ----               ----
                                                                                 (In Thousands)
Revenues (Note 9):
   Natural gas sales                                              $195,201           $233,667         $540,623
   Transportation and storage                                      375,070            357,826          219,742
   Other                                                            91,325            135,686           72,284
                                                                  --------           --------         --------
                                                                   661,596            727,179          832,649
                                                                  --------           --------         --------
Costs and Expenses:
   Natural gas cost                                                191,260            229,137          364,551
   Transition cost recovery and gas
      purchase contract settlement costs                            58,010            116,159           51,827
   Operating and maintenance                                        96,097            151,732          102,666
   General and administrative                                       85,361             71,988           85,256
   Depreciation and amortization                                    52,274             46,576           63,611
   Taxes, other than income                                         19,446             18,748           18,120
                                                                  --------           --------         --------
                                                                   502,448            634,340          686,031
                                                                  --------           --------         --------
Operating Income                                                   159,148             92,839          146,618
                                                                  --------           --------         --------

Other Income, Net:
   Equity in earnings of unconsolidated
      affiliates (Note 4)                                            9,357              8,954            8,638
   Other                                                               588                576              810
                                                                  --------           --------         --------
                                                                     9,945              9,530            9,448
                                                                  --------           --------         --------
Interest:
   Interest income from affiliates                                   6,876             13,234           20,204
   Interest income                                                   1,373              1,947            3,621
   Interest expense                                                (43,467)           (42,203)         (52,598)
   Interest capitalized                                                249                751              324
                                                                  --------           --------         --------
                                                                   (34,969)           (26,271)         (28,449)
                                                                  --------           --------         --------

Income Before Income Taxes                                         134,124             76,098          127,617
Income Taxes (Note 7)                                               51,631             28,274           43,548
                                                                  --------           --------         --------

Net Income                                                        $ 82,493           $ 47,824         $ 84,069
                                                                  ========           ========         ========



            CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                  Years Ended December 31, 1995, 1994 and 1993

                                                                   1995               1994               1993
                                                                   ----               ----               ----
                                                                                 (In Thousands)
Balance at Beginning of Year                                      $440,589           $542,365         $507,896
Add:
   Net income                                                       82,493             47,824           84,069
Deduct:
   Dividends                                                        49,600            149,600           49,600
                                                                  --------           --------         --------
Balance at End of Year                                            $473,482           $440,589         $542,365
                                                                  ========           ========         ========


                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1995, 1994 and 1993

                                                                   1995               1994               1993
                                                                   ----               ----               ----
                                                                                 (In Thousands)
Cash Flows from Operating Activities:
   Net income                                                    $  82,493          $  47,824          $  84,069
   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                             52,274             46,576             63,611
          Deferred income taxes                                     37,144            (43,315)           (21,241)
          Equity in earnings of unconsolidated
             affiliates, less distributions                           (857)            (1,454)              (638)
          Reserves for regulatory matters                           (1,545)            62,572             20,554
          Gas supply realignment costs                             (38,223)            18,736           (127,986)
          Funding of gas supply realignment
             cost liability                                        (42,330)               -                  -
          Natural gas purchase contract
             settlement costs                                         -                18,535             51,947
          Change in:
             Accounts receivable                                     6,349              6,096              6,687
             Inventories                                              (358)             2,716             51,446
             Accounts payable                                       13,433            (27,942)            11,583
             Accrued interest and income
                taxes, net                                         (28,224)              (956)             1,085
             Other current assets                                      766              2,289             35,263
             Other current liabilities                             (21,692)           (14,441)            (3,522)
          Other                                                    (19,735)            81,834             24,523
                                                                 ---------          ---------          ---------
             Net cash provided by operating
                activities                                          39,495            199,070            197,381
                                                                 ---------          ---------          ---------
Cash Flows from Investing Activities:
   Plant, property and equipment additions                         (62,720)           (51,206)           (59,907)
   Notes receivable from affiliates                                 63,030             (3,399)           (82,151)
   Proceeds from disposal of assets                                  1,323              8,986              2,360
   Other, net                                                         (566)               (69)              (166)
                                                                 ---------          ---------          ---------
             Net cash provided by (used in)
                investing activities                                 1,067            (45,688)          (139,864)
                                                                 ---------          ---------          ---------
Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                           -                  -                   675
   Payments of long-term debt                                       (6,280)          (107,050)            (6,310)
   Changes in short-term borrowings                                 14,981               -                  -
                                                                 ---------          ---------          ---------
      Net changes in debt                                            8,701           (107,050)            (5,635)
   Dividends paid                                                  (49,600)           (49,600)           (49,600)
   Other                                                                73               -                  -
                                                                 ---------          ---------          ---------
             Net cash used in financing
                activities                                         (40,826)          (156,650)           (55,235)
                                                                 ---------          ---------          ---------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                                   (264)            (3,268)             2,282
Cash and Cash Equivalents at Beginning
   of Year                                                             975              4,243              1,961
                                                                 ---------          ---------          ---------
Cash and Cash Equivalents at End of Year                         $     711          $     975          $   4,243
                                                                 =========          =========          =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                          $  29,160          $  35,170          $  37,521
   Income taxes, net                                                44,804             71,079             73,591

                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Business Description - Southern Natural Gas Company, which is a wholly owned subsidiary of Sonat Inc., is primarily engaged in the transmission of natural gas in interstate commerce. Its transmission systems are located in the Southeastern United States. It transports gas to gas distributing companies, municipalities and gas districts, connecting interstate pipeline companies and industrial end-users. The principal industries served directly by the natural gas transmission's pipeline system and indirectly through its resale customers' distribution systems include the chemical, pulp and paper, textile, primary metals, stone, clay and glass industries. For information concerning major customers, see Note 9. For a description of financial instruments, credit risk and contingencies, see Notes 3 and 8.

         Principles of Consolidation - The Consolidated Financial Statements include the accounts of Southern Natural Gas Company and its subsidiaries (Southern). Intercompany transactions and accounts have been eliminated in consolidation. The equity method of accounting is used for investments in unconsolidated affiliates owned 50 percent or less.

         Certain amounts in the 1994 and 1993 Consolidated Financial Statements have been reclassified to conform with the 1995 presentation.

         Use of Estimates in the Preparation of Financial Statements - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Inventories - At December 31, 1995, inventories consist primarily of materials and supplies that are carried at cost.

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

         Revenue Recognition - Southern recognizes revenue from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected subject to refund when appropriate.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Environmental Expenditures - Southern provides for environmental liabilities when environmental assessments and/or remediation are probable and such costs can be reasonably estimated.

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

         New Accounting Pronouncement - In 1995, Southern adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption had no impact on Southern's Consolidated Financial Statements.

2.       CHANGES IN OPERATIONS

         On January 1, 1995, Sonat transferred its investment in Sonat Intrastate-Alabama Inc., Sonat Gathering Company and Sonat Ventures Inc. to Southern. They had combined revenues of $19,562,000 and $17,946,000 and combined net income of $76,300 and $174,000 for the years ended December 31, 1994 and 1993, respectively. Their combined net book value of $21,981,000 was recorded as a capital contribution from Sonat.

3.       FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of Southern's financial instruments are as follows:

                                                                     Carrying Amounts             Fair Value
                                                                     ----------------             ----------
                                                                                  (In Thousands)
DECEMBER 31, 1995
Cash                                                                     $    711                 $    711
Notes Receivable, Primarily from Affiliates                               103,845                  103,845
Gas Supply Realignment Costs                                              199,073                  199,073
Notes Payable to Affiliates                                                14,981                   14,981
Long-Term Debt                                                            324,591                  361,169

DECEMBER 31, 1994

Cash                                                                     $    975                 $    975
Notes Receivable, Primarily from Affiliates                               173,060                  173,060
Gas Supply Realignment Costs                                              160,850                  160,850
Long-Term Debt                                                            330,871                  330,287

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.       FINANCIAL INSTRUMENTS (CONTINUED)

         The following methods and assumptions were used by Southern in estimating its fair value disclosures for financial instruments:

         Cash, notes receivable from affiliates, gas supply realignment (GSR) costs and notes payable to affiliates - The carrying amount reported in the balance sheets approximates its fair value.

         Long-term debt - The fair values of Southern's long-term debt are based on quoted market values or estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         All of Southern's financial instruments are held for purposes other than trading.

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

4.       UNCONSOLIDATED AFFILIATES

         At December 31, 1995, Southern's investment in unconsolidated affiliates totaled $48.6 million and equaled its share of underlying equity in net assets of the investees. Through December 31, 1995, Southern's cumulative equity in earnings of its unconsolidated affiliates was $144.3 million and cumulative dividends received from them totaled $133.3 million.

         Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company. The following is summarized financial information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                     Years Ended December 31,
                                                             ---------------------------------------
                                                              1995             1994            1993
                                                              ----             ----            ----
                                                                              (In Thousands)
Revenues                                                     $36,167          $35,655         $36,566
Expenses:
   Operating expenses                                          5,408            5,303           6,137
   Depreciation                                                5,399            5,396           5,397
   Other expenses, net                                         6,167            7,048           7,756
                                                             -------          -------         -------

Income Reported                                              $19,193          $17,908         $17,276
                                                             =======          =======         =======

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.       UNCONSOLIDATED AFFILIATES (CONTINUED)

                                                                                              December 31,
                                                                                 ----------------------------------------
                                                                                  1995                             1994
                                                                                  ----                             ----
                                                                                             (In Thousands)
ASSETS
   Current                                                                       $  7,438                        $  6,968
   Net plant and property                                                         159,348                         164,257
   Other                                                                              434                             533
                                                                                 --------                        --------

                                                                                 $167,220                        $171,758
                                                                                 ========                        ========

LIABILITIES AND EQUITY
   Current                                                                       $  8,554                        $  8,356
   Long-term debt and other liabilities                                            62,658                          69,587
   Participants' equity                                                            96,008                          93,815
                                                                                 --------                        --------

                                                                                 $167,220                        $171,758
                                                                                 ========                        ========


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

5.       PLANT, PROPERTY AND EQUIPMENT AND DEPRECIATION

         A summary of plant, property and equipment by classification follows:

                                                                                             December 31,
                                                                               ------------------------------------------
                                                                                 1995                             1994
                                                                                 ----                             ----
                                                                                            (In Thousands)

         Mainline Transmission Property                                        $1,283,330                      $1,216,931
         Gas Supply                                                               531,413                         532,607
         Gas Gathering                                                             39,650                          18,827
         Underground Storage Facilities                                            58,936                          57,961
         Liquefied Natural Gas Facilities                                         154,083                         154,050
         Gas Stored Underground                                                   130,223                         141,794
         Other                                                                    117,368                         119,802
                                                                               ----------                      ----------
                                                                               $2,315,003                      $2,241,972
                                                                               ==========                      ==========

         Other plant, property and equipment includes construction work in progress of $15.0 million and $8.8 million at December 31, 1995 and 1994, respectively.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.       PLANT, PROPERTY AND EQUIPMENT AND DEPRECIATION (CONTINUED)

         The accumulated depreciation and amortization amounts by classification are as follows:

                                                                                          December 31,
                                                                               ----------------------------------
                                                                                 1995                      1994
                                                                                 ----                      ----
                                                                                         (In Thousands)

         Mainline Transmission Property                                        $  828,148              $  793,964
         Gas Supply                                                               460,521                 458,309
         Gas Gathering                                                             23,570                  15,703
         Underground Storage Facilities                                            42,101                  40,291
         Liquefied Natural Gas Facilities                                         109,358                 104,538
         Other                                                                     40,389                  47,844
                                                                               ----------              ----------
                                                                               $1,504,087              $1,460,649
                                                                               ==========              ==========

         The annual depreciation rates by classification are as follows:

                                                                            December 31,
                                                           -----------------------------------------------
                                                              1995              1994                 1993
                                                              ----              ----                 ----

         Mainline Transmission Property                         2.8%             2.8%                  2.8%
         Gas Supply                                             4.4%             4.4%                  5.1%
         Gas Gathering                                          2.8%             2.8%                 6.25%
         Underground Storage Facilities                         3.3%             3.3%                  3.3%
         Liquefied Natural Gas Facilities                       3.2%             3.2%                  3.2%
         Other                                             2.8 - 24%        2.8 - 24%             2.8 - 24%



                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       DEBT AND LINES OF CREDIT

         Long-Term Debt - Long-term debt consisted of:

                                                                                         December 31,
                                                                                 -----------------------------
                                                                                  1995                  1994
                                                                                  ----                  ----
                                                                                        (In Thousands)

         Southern Natural Gas Company
            7.85% Notes due January 15, 2002                                     $100,000             $100,000
            8-5/8% Notes due May 1, 2002                                          100,000              100,000
            8-7/8% Notes due February 15, 2001                                    100,000              100,000
            Capital Leases                                                          2,031                2,031

         South Georgia Natural Gas Company
            9.85% Term Loan due through December 31, 1997                           1,760                2,640
            7.80% Term Loan due through December 31, 1997                             800                1,200

         Southern Energy Company
            Promissory Note (an effective rate of
               6.75% at December 31, 1995) due
               through April 1999                                                  20,000               25,000
                                                                                 --------             --------

         Total Outstanding                                                        324,591              330,871
         Less Long-Term Debt Due Within One Year                                    6,964                6,964
                                                                                 --------             --------

                                                                                 $317,627             $323,907
                                                                                 ========             ========

 Southern had no restrictions on the payment of dividends at December 31, 1995.

         Annual maturities of long-term debt at December 31, 1995, are as follows:

         Years                                                                                     (In Thousands)
         -----                                                                                     --------------
         1996                                                                                         $  6,964
         1997                                                                                            6,771
         1998                                                                                            5,113
         1999                                                                                            5,124
         2000                                                                                              135
         2001-2003                                                                                     300,484
                                                                                                      --------
                                                                                                      $324,591
                                                                                                      ========

         Unsecured Notes - As part of Sonat's cash management program, Southern regularly loans funds to or borrows funds from Sonat. Notes receivable and payable are in the form of demand notes with rates reflecting Sonat's return on funds loaned to its subsidiaries, average short-term investment rates and cost of borrowed funds. In certain circumstances, these notes are subordinated in right of payment to amounts payable by Sonat under certain long-term credit agreements. In December 1994, Southern declared a special

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       DEBT AND LINES OF CREDIT (CONTINUED)

noncash dividend of $100 million to Sonat, which was satisfied by forgiveness of an intercompany loan to Sonat.

         On May 29, 1995, Southern renewed its short-term lines of credit with several banks to provide for borrowings of $50 million. Borrowings are available through May 28, 1996, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At December 31, 1995 and 1994, no amounts were outstanding under this agreement.

7.       INCOME TAXES

         An analysis of Southern's income tax expense (benefit) is as follows:

                                                                            Years Ended December 31,
                                                             ---------------------------------------------------------
                                                              1995                   1994                      1993
                                                              ----                   ----                      ----
                                                                                (In Thousands)
         Current:
            Federal                                          $16,553                $ 61,483                  $ 58,995
            State                                             (2,066)                 10,106                     5,794
                                                             -------                --------                  --------
                                                              14,487                  71,589                    64,789
                                                             -------                --------                  --------
         Deferred:
            Federal                                           32,875                 (30,383)                  (21,427)
            State                                              4,269                 (12,932)                      186
                                                             -------                --------                  --------
                                                              37,144                 (43,315)                  (21,241)
                                                             -------                --------                  --------

                                                             $51,631                $ 28,274                  $ 43,548
                                                             =======                ========                  ========


                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.       INCOME TAXES (CONTINUED)

         Net deferred tax liabilities are comprised of the following:

                                                                                          December 31,
                                                                                 -----------------------------
                                                                                  1995                  1994
                                                                                  ----                  ----
                                                                                        (In Thousands)

         Deferred Tax Liabilities:
            Depreciation                                                         $139,913             $136,345
            Inventories                                                            11,573               11,573
            GSR and other transition costs                                         26,052                3,067
            Employee benefits                                                       1,060                 -
            Other                                                                   2,106                2,557
                                                                                 --------             --------
               Total deferred tax liabilities                                     180,704              153,542
                                                                                 --------             --------

         Deferred Tax Assets:
            Revenue reserves                                                       74,876               76,818
            Other accounting accruals                                              18,144               20,608
            Interest on income taxes                                                2,580                3,745
            Employee benefits                                                        -                   2,414
            Other                                                                   4,148                6,145
                                                                                 --------             --------
               Total deferred tax assets                                           99,748              109,730
                                                                                 --------             --------

            Net Deferred Tax Liabilities                                         $ 80,956             $ 43,812
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

         Consolidated income tax expense is different from the amount computed by applying the U.S. federal income tax rate to income before income tax. The reasons for this difference are as follows:

                                                                          Years Ended December 31,
                                                             ------------------------------------------------
                                                              1995                 1994                 1993
                                                              ----                 ----                 ----
                                                                              (In Thousands)
         Income Tax Expense at Statutory
            Federal Income Tax Rates                         $46,943              $26,634             $44,666

         Increases (Decreases) in Tax
            Resulting From:
               State income taxes, net of
                  federal income tax benefit                   1,432               (4,174)              4,147
               Refunds and adjustment of
                  accrued tax position                         5,091                5,949              (5,645)
               Effect of change in statutory
                  rate on deferred taxes                        -                    -                    199
               Other                                          (1,835)                (135)                181
                                                             -------              -------             -------

         Income Tax Expense                                  $51,631              $28,274             $43,548
                                                             =======              =======             =======


                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.       COMMITMENTS AND CONTINGENCIES

         Rate Matters - Periodically, Southern makes general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern provides reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates.

         Customer Settlement - In an order issued on September 29, 1995 (the Settlement Order), the FERC approved a comprehensive settlement (the Customer Settlement) that Southern had filed on March 15, 1995. Several parties that opposed the Customer Settlement have filed with the FERC requests for rehearing of the Settlement Order. The FERC has not yet ruled on those rehearing petitions. The Customer Settlement resolves as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636 (described below). The Customer Settlement was supported initially by Southern, the FERC staff, customers representing approximately 95 percent of the firm transportation capacity on Southern's system, and other parties.

         On November 20, 1995, Southern and one of the initial contesting parties to the Customer Settlement filed a settlement with the FERC pursuant to which that party became a supporting party to the Customer Settlement. The November 20 settlement, which was not opposed, was approved by the FERC on February 2, 1996. With that addition, the Customer Settlement is now supported by customers representing approximately 97 percent of the firm transportation capacity on Southern's system. The Customer Settlement resolves, as to the supporting parties, all issues in Southern's current and prior rate cases. These four major rate cases cover consecutive periods beginning September 1, 1989, January 1, 1991, September 1, 1992, and May 1, 1993, respectively. Southern will credit in the aggregate the full amount of Southern's rate reserves as of February 28, 1995 (approximately $155 million), less certain amounts withheld for potential rate refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. Southern implemented reduced settlement rates for parties that supported the Customer Settlement effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. Southern's GSR costs are discussed below (see Order No. 636).

         The Settlement Order also included authorizations for Southern to construct approximately $27 million of additional facilities to improve its existing level of transportation service and to expand service to Atlanta Gas Light Company and South Carolina Pipeline Corporation and its affiliate under firm contracts with terms of at least three years.

         In addition to approving the Customer Settlement, the Settlement Order decided on the merits all cost of service (including rate of return and the recovery of costs associated with Southern's Mississippi Canyon pipeline),

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

cost allocation, and rate design issues for Southern's current rate case for the period beginning May 1, 1993. These rulings included a reversal of a 1994 administrative law judge determination that Southern could not include in its rates any portion of the approximately $45 million cost of a pipeline that Southern constructed in 1992 to connect gas reserves developed by Exxon Corporation in the Mississippi Canyon and Ewing Bank Area Blocks, offshore Louisiana. The Settlement Order also applied the merits determination concerning the recovery of Southern's Mississippi Canyon costs to the rate period beginning September 1, 1992. These determinations form the basis of FERC's approval of Southern's current rates to the contesting parties and refunds due them with respect to certain past rate periods. The contesting parties' requests for rehearing of the Settlement Order included challenges to many of the substantive rate determinations in the Settlement Order, such as the cost recovery of Southern's Mississippi Canyon pipeline, Southern's rate of return on equity, IT rate design, the appropriate IT and FT billing units used for designing rates, and the allocation of storage costs.

         Many of the other issues in the rate cases beginning September 1, 1989, January 1, 1991 and September 1, 1992, have previously been settled with the contesting parties. Thus, if the Customer Settlement and the rates determinations made in the Settlement Order are upheld on rehearing, there remains to be litigated, as to the contesting parties, the GSR cost recovery discussed below and only certain cost allocation and rate design issues, which would not be material even if such rate issues are determined adversely to Southern. The Customer Settlement continues to be contested by certain interruptible customers and firm customers representing approximately 3 percent of Southern's firm transportation capacity.

         The Settlement Order also permits the contesting parties to litigate the issue of the recovery of Southern's GSR and other Order No. 636 transition costs with the results to be applied only to such parties. The Settlement Order decided the level of Southern's rates to contesting parties for the period beginning March 1, 1995, and ruled on numerous other rate issues for the pre-March 1, 1995, periods.

         In the event that the FERC on rehearing does not uphold the Customer Settlement and reverses or materially modifies its prior determinations of the substantive rate issues decided in the Settlement Order, then all parties would be permitted to challenge Southern's recovery of GSR and other transition costs and Southern's current rates would be affected by such ruling. In such event, Southern is unable to predict the outcome of any such transition costs recovery litigation or any modification of the FERC's prior rate determination, but the effect in the aggregate could be material.

         If the FERC denies contesting parties' rehearing requests, the Settlement Order will be subject to appeal to the courts. Although there can be no assurances, Southern believes that rehearing of the Settlement Order, including the challenges to the rate determinations in that Order, should be denied by the FERC and that the Settlement Order should be upheld on any judicial appeal.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         In the fourth quarter of 1994, Southern recognized a $27 million charge associated with the Customer Settlement, which included anticipated amounts for costs that Southern would not recover from its customers, and also a $28 million charge for a provision relating to regulatory assets that may not be recovered as a result of the Customer Settlement, including amounts for a corporate restructuring undertaken in 1994. As discussed below, Southern also incurred an additional $11 million charge in the fourth quarter of 1995 related to GSR costs not expected to be recovered.

         Sea Robin - In January 1995, Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC a petition for a declaratory ruling that the Sea Robin pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995, the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling is pending before the FERC.

         Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. Sea Robin is unable to predict the outcome of this proceeding, but any reduction in Sea Robin's rates as a result of this complaint could be implemented only on a prospective basis.

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

         Order No. 636 - In 1992 the FERC issued its Order No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services. Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of, or purchasing gas at above-market prices under, existing gas purchase contracts, which are referred to as GSR costs. The Order provided for the recovery of 100 percent of the GSR costs and other transition costs to the extent the pipeline can prove that they are eligible, that is, incurred as a result of customers' service choices in the implementation of the Order, and were incurred prudently. The prudence review will extend both to the prudence of the underlying gas purchase contracts, based on the circumstances that existed at the time the contracts were executed, and to the prudence of the amendments or terminations of the contracts. Various parties have appealed the Order to the Circuit Courts of Appeal.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On February 17, 1995, Southern reached an agreement to resolve its remaining high-cost supply contracts with Exxon by paying an additional $45 million in GSR costs and foregoing a claim against $19 million in price differential costs that have been paid to Exxon under an interim agreement entered into between the parties pending resolution of litigation contesting Southern's termination on March 1, 1994, of a gas purchase contract with Exxon. This agreement became effective in October 1995 upon the Customer Settlement becoming effective. Additionally, Southern is a party to an agreement under which another high-cost contract price is reduced in exchange for monthly payments. Southern entered into a payment agreement on October 20, 1995, with a financial institution, pursuant to which Southern made a one-time payment of $42.3 million to the institution, which agreed to make these monthly payments. Including the above, as of December 31, 1995, Southern had either paid or accrued $263 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above- market prices.

         In addition to its GSR costs relating to termination or amendment of its remaining gas purchase contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of December 31, 1995, Southern had incurred $83 million in price differential costs.

         As described above, Southern's Customer Settlement resolves as to supporting parties all of the proceedings pursuant to which Southern is seeking recovery of its GSR costs as well as all of its other outstanding rate proceedings. Additionally, Southern will absorb an agreed-upon portion of its total GSR costs, an estimate of which was reflected in the provision for the Customer Settlement made in the fourth quarter of 1994. In the fourth quarter of 1995, Southern expensed GSR costs not expected to be recovered from customers based on its estimate of total GSR costs at December 31, 1995.

         The amount of GSR costs that Southern actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, contract renegotiations that have occurred, and price differential costs actually incurred, the amount of GSR costs was estimated at December 31, 1995, to be approximately $366 million on a present-value basis.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Leases - Southern has operating lease commitments expiring at various dates, principally for office space and equipment. Southern has no significant capital leases.

         Rental expense for all operating leases is summarized below:

                                                                          Years Ended December 31,
                                                              ----------------------------------------------
                                                              1995                 1994                1993
                                                              ----                 ----                ----
                                                                              (In Thousands)
         Non-Affiliated Operating Leases                      $1,438               $1,296             $1,081
         Affiliated Operating Leases                           7,020                6,157              6,634
                                                              ------               ------             ------

            Total                                             $8,458               $7,453             $7,715
                                                              ======               ======             ======

         At December 31, 1995, future minimum payments for non-cancelable operating leases for the years 1996 through 2000 are $4 million or less per year.

9.       TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

         The following table shows revenues from major customers:

                                                                          Years Ended December 31,
                                                            --------------------------------------------------
                                                             1995                  1994                1993
                                                             ----                  ----                ----
                                                                              (In Thousands)

         Atlanta Gas Light Company                          $190,209             $250,932             $329,040
         Alabama Gas Corporation                              91,635              118,975              147,210

         Southern and its subsidiaries enter into transactions with other Sonat subsidiaries and unconsolidated affiliates to transport, sell and purchase natural gas. Services provided by these affiliates for the benefit of Southern and its subsidiaries are based on the same terms as nonaffiliates.

         The following table shows revenues and charges from Southern's affiliates.

                                                                          Years Ended December 31,
                                                            -----------------------------------------------
                                                             1995                  1994              1993
                                                             ----                  ----              ----
                                                                              (In Thousands)
         Revenues from Affiliates                           $95,610              $80,394            $39,912
         Charges from Affiliates                             48,534               39,060             42,666

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS

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

         Southern's net periodic pension (income) cost consists of the following components:

                                                                          Years Ended December 31,
                                                            --------------------------------------------------
                                                             1995                 1994                 1993
                                                             ----                 ----                 ----
                                                                             (In Thousands)
         Service Cost - Benefits Earned
            during the Period                               $  2,265             $  3,022             $  4,563
         Interest Cost on Projected
            Benefit Obligation                                18,529               17,492               16,874
         (Gain) Loss on Assets                               (70,152)               8,609              (39,181)
         Net Amortization and Deferral                        43,745              (35,581)              18,564
                                                            --------             --------             --------

                                                            $ (5,613)            $ (6,458)            $    820
                                                            ========             ========             ========


                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      Retirement Plans and Other Postemployment Benefits (Continued)

         The following table sets forth Southern's allocated portion of the assets and liabilities of Sonat's plans and the amount of the net pension asset or liability recognized in Southern's Consolidated Balance Sheets:

                                                              Plan with Obligations             Plan with Obligations
                                                              Less than Assets (1)              in Excess of Assets(2)
                                                                   December 31,                      December 31,
                                                           ---------------------------          ----------------------
                                                                                   (In Thousands)
                                                            1995                1994              1995          1994
                                                            ----                ----              ----          ----
Actuarial Present Value of
   Benefit Obligations:
      Vested benefit obligations                           $225,605           $182,037          $  5,979       $ 4,888
      Non-vested benefit obligations                          4,012              4,127               148            80
                                                           --------           --------          --------       -------
      Accumulated benefit obligations                       229,617            186,164             6,127         4,968
      Effect of projected future
          salary increases                                   30,226             22,846             5,869         3,625
                                                           --------           --------          --------       -------
      Projected benefit obligations                         259,843            209,010            11,996         8,593

Plan Assets at Fair Value (3)                               309,757            254,019              -             -
                                                           --------           --------          --------       -------
Projected Benefit Obligations
   (in Excess of) or Less Than
   Plan Assets                                               49,914             45,009           (11,996)       (8,593)
Unrecognized Net (Assets) or
   Obligations at Transition (4)                             (9,124)           (10,210)               87           102
Unrecognized Net (Gain) Loss                                (40,274)           (41,291)            2,683            31
Unrecognized Prior Service Cost                               5,227              5,759             1,225         1,274
Net Unamortized Deferred Charge
   from Early Retirement
   Termination Benefits (5)                                   7,903              9,381             1,207         2,523
                                                           --------           --------          --------       -------
Net Pension Asset (Liability)
   Recognized in the
   Consolidated Balance Sheets                             $ 13,646           $  8,648          $ (6,794)      $(4,663)
                                                           ========           ========          ========       =======

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

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      Retirement Plans and Other Postemployment Benefits (Continued)

         The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets are:

                                                                                Years Ended December 31,
                                                                        ------------------------------------------
                                                                        1995             1994                 1993
                                                                        ----             ----                 ----
         Weighted Average Discount Rate                                  7.0%             8.5%                 7.0%
         Long-Term Rate of Return                                        9.5%             8.5%                 9.0%
         Increase in Future Compensation Levels
            (Composite Rate):
               Retirement and Supplemental Plans                         5.5%             5.5%                 6.0%

         Other Postemployment Benefits - Southern participates in plans of Sonat that provide for postretirement health care and life insurance benefits to its employees when they retire. Southern adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, for all plans as of January 1, 1993. SFAS No. 106 requires companies to accrue the cost of postretirement health care and life insurance benefits within the employees' active service periods. Southern has elected to amortize the transition obligation over a 20-year period.

         The annual net periodic cost for postretirement health care and life insurance benefits consists of the following components:

                                                                               Years Ended December 31,
                                                                      --------------------------------------
                                                                       1995              1994          1993
                                                                       ----              ----          ----
                                                                                  (In Thousands)
Service Cost                                                          $   725           $  910        $1,026
Interest Cost                                                           5,939            5,682         5,778
Return on Plan Assets                                                  (3,221)            (378)         (319)
Net Amortization and Deferral                                           4,905            2,631         3,237
                                                                      -------           ------        ------
                                                                      $ 8,348           $8,845        $9,722
                                                                      =======           ======        ======

         Southern funds postretirement health care benefits for the majority of its employees in an amount generally equal to its annual SFAS No. 106 expense. These costs are currently being recovered in rates. Southern also funds into Sonat's Retiree Life Insurance Plan for its employees with the amount of funding determined on a year-to-year basis with the objective of having assets equal plan liabilities.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS (CONTINUED)

         The following table sets forth the funded status at December 31, 1995 and 1994, for Southern's postretirement health care and life insurance plans:

                                                                             December 31,         December 31,
                                                                                 1995                1994
                                                                             ------------        ------------
                                                                                    (In Thousands)
Accumulated Postretirement Benefit Obligation:
   Retirees                                                                   $ 59,665             $ 53,176
   Fully eligible active plan participants                                       2,413                6,988
   Other active plan participants                                               14,390               15,307
                                                                              --------             --------
                                                                                76,468               75,471
Plan Assets at Fair Value (1)                                                   21,685               14,857
                                                                              --------             --------
Accumulated Postretirement Benefit Obligation in
   Excess of Plan Assets                                                       (54,783)             (60,614)
Unrecognized Transition Obligation                                              49,548               52,351
Unrecognized Net Gain                                                           (7,282)              (4,486)
Net Unamortized Deferred Charge from
   Early Retirement Termination Benefits                                         8,299               10,232
                                                                              --------             --------
Accrued Postretirement Benefit Cost                                           $ (4,218)            $ (2,517)
                                                                              ========             ========

     (1) Retiree Medical Plan assets are comprised of equity securities, municipal tax exempt bonds and short-term investment funds. Retiree Life Insurance Plan assets are held in a life insurance reserve account, which consists primarily of fixed income securities.

         The assumed rates used to measure the projected benefit obligation and the expected earnings of plan assets are:

                                                                                 Years Ended December 31,
                                                                         -----------------------------------------
                                                                         1995             1994                1993
                                                                         ----             ----                ----
Discount Rate                                                            7.0%             8.5%                 7.0%
Long-Term Rate of Return:
   Medical assets                                                        5.5%             5.5%                 5.5%
   Life insurance assets                                                 7.5%             8.5%                 7.0%

         The rate of increase in the per capita costs of covered health care benefits is assumed to be 9 percent in 1996, decreasing gradually to 5 percent by the year 2000. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1995, by approximately $9.5 million and increase the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $.9 million.

         Southern participates in plans of Sonat that provide disability benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. Southern adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, as of January 1, 1994. SFAS No. 112 requires companies to accrue a liability for employees' compensation for future absences if certain conditions are met. For the years

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFITS (CONTINUED)

ended December 31, 1995 and 1994, $1.1 million and $.7 million of expense, respectively, was recognized for this employee benefit plan.

         Corporate Restructuring - In late 1994 and early 1995, Sonat completed a reduction in staffing levels in the office and field locations through a combination of special early retirement options and involuntary terminations involving 302 employees. The total cost of the program in 1994 amounted to $19.1 million, which included $3.4 million related to the qualified retirement plan, $10.2 million related to the postretirement plans, and $5.0 million of cash severance payments. Included in the cash severance amount was $2.0 million paid during 1994. Essentially all of the terminations, voluntary and involuntary, were completed by the end of January 1995.

         Executive Award Plan - Sonat has an Executive Award Plan that provides awards to certain key employees in the form of stock options, restricted stock, and stock appreciation rights (SARs) in tandem with any or all stock options. In years prior to 1991, tax offset payments were also generally provided in conjunction with these awards. SARs permit the holder of an exercisable option to surrender that option for an amount equal to the excess of the market price of the common stock on the date of exercise over the option price (appreciation). The appreciation is payable in cash, common stock, or a combination of both. SARs are subject to the same terms and conditions as the options to which they are related. In November 1995, Sonat issued, in tandem with its regular stock options, SARs that are exercisable only in the event of a change in control. No other SARs have been issued since 1990.

         Sonat issued 5,600 shares of restricted stock to employees of Southern during 1995. The shares generally vest 10 years from the date of grant, unless the closing price of Sonat's common stock achieves certain specified levels.
At December 31, 1995, 15,932 of the 45,700 cumulative restricted shares issued have vested.

         Stock-based employee compensation decreased Southern's pretax income by $3.7 million in 1995, increased Southern's pretax income by $.5 million in 1994, and decreased pretax income by $5.1 million in 1993.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.      QUARTERLY RESULTS (UNAUDITED)

         Selected unaudited quarterly data is shown below:

                                                      1st            2nd              3rd              4th
                                                    Quarter         Quarter          Quarter          Quarter
                                                    -------         -------          -------          -------
                                                                         (In Thousands)
         1995 (1)(2)
         Revenues                                  $179,239         $130,915         $174,514         $176,928
         Operating Income                            52,614           38,195           36,763           31,576
         Net Income                                  28,919           20,181           18,805           14,588

         1994  (2)(3)
         Revenues                                  $235,531         $176,958         $147,394         $167,296
         Operating Income (Loss)                     49,115           26,961           29,307          (12,544)
         Net Income (Loss)                           28,203           13,295           15,818           (9,492)

         (1) Net income for the fourth quarter of 1995 includes a loss of $6.8 million on unrecoverable gas contract realignment costs.

         (2) In accordance with a new FERC policy, certain fuel revenues and fuel operating costs have been netted. Therefore revenue and operating costs have been restated for 1995 and 1994.

         (3) Net income for the fourth quarter of 1994 includes a charge of $33.5 million related to the recognition of significant unusual items. See Customer Settlement discussion in Note 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Southern has not had a change in accountants within twenty-four months prior to the date of its most recent consolidated financial statements or in any period subsequent to such date.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

  1. FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                       ------
Included in Part II of this report:
  Report of Ernst & Young LLP, Independent Auditors................................     II-15
  Consolidated Balance Sheets at December 31, 1995 and 1994........................     II-16
  Consolidated Statements of Income for the years ended December 31, 1995, 1994 and
     1993..........................................................................     II-18
  Consolidated Statements of Changes in Retained Earnings for the years ended
     December 31, 1995, 1994 and 1993..............................................     II-18
  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994
     and 1993......................................................................     II-19
  Notes to Consolidated Financial Statements.......................................     II-20

  2. FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules have been omitted as not being applicable or because the subject matter is either not present or is not present in amounts sufficient to require submission of the schedule, in accordance with the instructions contained in Regulation S-X, or the required information is included in the financial statements or notes thereto.

     Financial statements of 50-percent-or-less-owned companies and joint ventures are not presented herein because such companies and joint ventures do not meet the significance test.

  3. EXHIBITS(1)

EXHIBIT
 NUMBER                                        EXHIBITS
--------  -----------------------------------------------------------------------------------
RESTATED CERTIFICATE OF INCORPORATION AND BY-LAWS
3-(a)     Restated Certificate of Incorporation of Southern Natural Gas Company dated as of
          March 1, 1994, filed as Exhibit 3-(a) to Form 10-K of Southern Natural Gas Company
          for the year 1993
3-(b)     By-Laws of Southern Natural Gas Company as amended and in effect October 1, 1982, filed as Exhibit 3-(b) to Form 10-K of Southern Natural Gas Company for the year
          1993
INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4         Form of Indenture dated June 1, 1987, from Southern Natural Gas Company to Hanover
          Trust Company, Trustee, filed as Exhibit 4-(1) to Registration No. 33-47266 for
          Southern Natural Gas Company dated July 31, 1987
PRINCIPAL SERVICE AGREEMENTS OF SOUTHERN NATURAL GAS COMPANY
10.1      Form of Service Agreements, Nos. 866940, 866941 and S10710, between Southern
          Natural Gas Company and Alabama Gas Corporation, effective November 1, 1993, filed as Exhibit 10-(2) to Form 10-Q of Sonat Inc. for the quarter ended September 30,
          1993
10.2      Service Agreements (1) No. S10019, effective November 1, 1993, (2) Nos. 901710 and
          901711, effective June 1, 1994, and No. 902516, effective October 1, 1994, (3)
          Amendatory Agreements dated March 1, 1995, to Service Agreements (Nos. 901710 and
          902516), and (4) Amendatory Agreement dated February 1, 1996, to Service Agreement
          No. 901710, between Southern Natural Gas Company and South Carolina Pipeline
          Corporation, which were filed as (1) Exhibit 10-(3) to Form 10-Q of Sonat Inc. for the quarter ended September 30, 1993, (2) Exhibit 10.5 to Form 10-Q of Sonat Inc.
          for the quarter ended September 30, 1994 (3) Exhibit 10.4 to Form 10-Q of Sonat
          Inc. for the quarter ended March 31, 1995, and (4) Exhibit 10.2 to Form 10-K of
          Sonat Inc. for the year 1995
10.3(a)   Service Agreement No. 902470, effective September 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.6 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994
10.3(b)   Service Agreement No. 904460, effective November 1, 1994, and (1) Amendatory
          Agreement dated June 1, 1995, between Southern Natural Gas Company and Atlanta Gas
          Light Company, filed as Exhibit 10.7 to Form 10-Q of Sonat Inc. for the quarter ended September 30, 1994, except (1), which was filed as Exhibit 10 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1995
10.3(c)   Service Agreement No. 904461, effective November 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.8 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994
10.3(d)   Service Agreement No. 904480, effective November 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.9 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994
10.3(e)   Service Agreement No. 904481, effective November 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.10 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994

---------------

(1) Southern will furnish to requesting security holders any exhibit on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be made in writing and should be addressed to R. David Hendrickson, Secretary, Southern Natural Gas Company, P. O. Box 2563, Birmingham, Alabama 35202.

EXHIBIT
 NUMBER                                        EXHIBITS
--------  -----------------------------------------------------------------------------------
10.3(f)   Service Agreement No. S20150, effective November 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.11 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994
10.3(g)   Service Agreement No. S20140, effective November 1, 1994, between Southern Natural
          Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.12 to Form 10-Q of
          Sonat Inc. for the quarter ended September 30, 1994
10.3(h)   Amendatory Agreement dated March 1, 1995, to Service Agreements (Nos. 904480,
          904481, and S20140) between Southern Natural Gas Company and Atlanta Gas Light
          Company, filed as Exhibit 10.2 to Form 10-Q of Sonat Inc. for the quarter ended
          March 31, 1995
10.3(i)   Amendatory Agreement dated March 1, 1995 to Service Agreements (No. 902470) and
          (Nos. 904460, 904461, and S20150) effective November 1, 1994, between Southern
          Natural Gas Company and Atlanta Gas Light Company, filed as Exhibit 10.3 to Form
          10-Q of Sonat Inc. for the quarter ended March 31, 1995
OTHER MATERIAL CONTRACTS
10.4      Restated and Amended Joint Venture Agreement dated September 1, 1981, between
          Tennessee Storage Company and Southern Gas Storage Company forming Bear Creek
          Storage Company (with Appendices A-G), filed as Exhibit 10-(22) to Form 10-K of
          Sonat Inc. for the year 1991
10.5      Service Agreement dated June 1, 1981, with Bear Creek Storage Company, and FERC Gas
          Tariff of Bear Creek Storage Company, effective July 1, 1981, filed as Exhibit
          10-(23) to-Form 10-K of Sonat Inc. for the year 1991
10.6      Parents Agreement dated September 15, 1981, from Southern Natural Gas Company and
          Tenneco Inc. in favor of Manufacturers Hanover Trust Company and T. C. Crane, filed as Exhibit 10-(25) to Form 10-K of Sonat Inc. for the year 1991
OTHER EXHIBITS
12        Computation of Ratio of Earnings to Fixed Charges, filed herewith
23        Consent of Ernst & Young LLP, Independent Auditors, dated March 18, 1996, filed herewith
24        Powers of Attorney authorizing James E. Moylan, Jr.; Thomas W. Barker, Jr.; James
          A. Rubright; Norman G. Holmes; R. David Hendrickson and John C. Griffin to sign the
          Southern Natural Gas Company Annual Report on Form 10-K for the fiscal year ended
          December 31, 1995 on behalf of certain directors and officers of the registrant, filed herewith
27        Financial Data Schedule for the period ended December 31, 1995, filed herewith

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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

     (c) Exhibits

     Exhibits required by Item 601 of Regulation S-K have been filed electronically with this report on Form 10-K.

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

Dated: March 21, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                             CAPACITY                   DATE
---------------------------------------------   ------------------------   ---------------------
(i) Principal Executive Officer:

         /s/  JAMES E. MOYLAN, JR.              President                         March 21, 1996
---------------------------------------------
            JAMES E. MOYLAN, JR.

(ii) Principal Financial Officer:

             /s/  THOMAS W. BARKER, JR.         Treasurer                         March 21, 1996
---------------------------------------------
            THOMAS W. BARKER, JR.

Principal Accounting Officer:

                /s/  NORMAN G. HOLMES           Vice President and                March 21, 1996
---------------------------------------------     Controller
              NORMAN G. HOLMES

(iii) Directors:*

     RONALD L. KUEHN, JR.
     L. DAVID MATHEWS
     JAMES E. MOYLAN, JR.
     LARRY E. POWELL
     JAMES A. RUBRIGHT
     JAMES C. YARDLEY

* Signed on behalf of each of these persons:

By /s/  R. DAVID HENDRICKSON
   --------------------------------------
    R. DAVID HENDRICKSON
    SECRETARY, AS AUTHORIZED
    BY CERTAIN POWERS OF
    ATTORNEY DATED MARCH 4, 1996,
    ALL OF WHICH ARE
    FILED HEREWITH AS
    EXHIBIT 24-(1)

                     APPENDIX TO ANNUAL REPORT ON FORM 10-K
                        OF SOUTHERN NATURAL GAS COMPANY
                      FOR THE YEAR ENDED DECEMBER 31, 1995

     In compliance with Section 304 of Regulation S-T, the following information describes pictorial and/or graphic materials contained herein:

PAGE                                        DESCRIPTION
----   --------------------------------------------------------------------------------------
 I-9   Map of the Southeastern United States showing the approximate location of the pipeline systems of Southern Sea Robin, SIA and South Georgia (as described on I-1 and I-7), the underground storage facilities of Southern (each described on pages I-4); and the approximate location of Southern Energy's LNG terminal, as discussed on page I-7.