Form 10-Q
period 1996-03-31
SOUTHERN NATURAL GAS CO
filed 1996-05-13
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
         EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996

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

                         COMMON STOCK, $3.75 PAR VALUE:

                  1,000 SHARES OUTSTANDING ON APRIL 30, 1996

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page No.

PART I.           Financial Information

                  Item 1.      Financial Statements

                               Condensed Consolidated Balance Sheets
                                   March 31, 1996 and December 31, 1995                                       1

                               Condensed Consolidated Statements of Income
                                   Three Months Ended March 31, 1996 and 1995                                 2

                               Condensed Consolidated Statements of Cash Flows
                                   Three Months Ended March 31, 1996 and 1995                                 3

                               Notes to Condensed Consolidated Financial
                                   Statements                                                                 4 - 7


                  Item 2.      Management's Discussion and Analysis of
                                   Financial Condition and Results of
                                   Operations                                                                 8 - 13

PART II.          Other Information

                  Item 6.      Exhibits and Reports on Form 8-K                                              14


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,              December 31,
                                                                                   1996                     1995
                                                                                          (In Thousands)
                                     ASSETS
Current Assets:
    Cash                                                                          $      763              $       711
    Notes receivable, primarily from affiliates                                      101,431                  103,845
    Accounts receivable                                                              109,459                  118,542
    Inventories                                                                       29,211                   21,625
    Gas imbalance receivables                                                         15,248                   15,919
    Federal income taxes                                                               2,863                   13,160
    Other                                                                             26,757                   25,835
                                                                                  ----------                  -------
          Total Current Assets                                                       285,732                  299,637
                                                                                    --------                 --------

Investments in Unconsolidated Affiliates and Other                                    52,301                   49,535
                                                                                     -------                  -------

Plant, Property and Equipment                                                      2,341,863                2,315,003
    Less accumulated depreciation and amortization                                 1,516,726                1,504,087
                                                                                  ----------               ----------
                                                                                     825,137                  810,916
                                                                                    --------                 --------

Deferred Charges and Other:
    Gas supply realignment costs                                                     208,757                  199,073
    Other                                                                             78,277                   78,548
                                                                                  ----------                  -------
                                                                                     287,034                  277,621
                                                                                    --------                 --------
                                                                                  $1,450,204               $1,437,709
                                                                                  ==========               ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Long-term debt due within one year                                               $ 6,964                  $ 6,964
    Notes payable to affiliates                                                       41,047                   14,981
    Accounts payable                                                                  43,563                   56,787
    Accrued income taxes                                                               2,801                    1,856
    Accrued interest                                                                  13,359                   15,404
    Gas imbalance payables                                                            16,278                   17,196
    Other                                                                             13,055                   17,258
                                                                                  ----------                  -------
          Total Current Liabilities                                                  137,067                  130,446
                                                                                    --------                 --------

Long-Term Debt                                                                       312,307                  317,627
                                                                                  ----------                 --------

Deferred Credits and Other:
    Deferred income taxes                                                             85,056                   80,956
    Reserves for regulatory matters                                                  180,888                  181,798
    Other                                                                            147,367                  152,784
                                                                                  ----------                 --------
                                                                                     413,311                  415,538
                                                                                    --------                 --------

Commitments and Contingencies

Stockholder's Equity:
    Common stock and other capital                                                   100,616                  100,616
    Retained earnings                                                                486,903                  473,482
                                                                                    --------                 --------
          Total Stockholder's Equity                                                 587,519                  574,098
                                                                                    --------                 --------

                                                                                  $1,450,204               $1,437,709
                                                                                  ==========               ==========

                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                      1995
                                                                                           (In Thousands)
Revenues:
    Natural gas sales                                                               $ 60,224                 $ 46,679
    Transportation and storage                                                        95,561                  106,221
    Other                                                                              1,477                   26,339
                                                                                      ------                 --------
                                                                                     157,262                  179,239
                                                                                    --------                 --------

Costs and Expenses:
    Natural gas cost                                                                  57,544                   45,206
    Transition cost recovery                                                          (5,383)                  20,886
    Operating and maintenance                                                         19,860                   19,273
    General and administrative                                                        19,509                   20,811
    Depreciation and amortization                                                     12,401                   14,858
    Taxes, other than income                                                           5,138                    5,591
                                                                                      ------                 --------
                                                                                     109,069                  126,625
                                                                                    --------                 --------

Operating Income                                                                      48,193                   52,614

Other Income, Net:
    Equity in earnings of unconsolidated affiliates                                    2,555                    2,501
    Other                                                                                276                      141
                                                                                        ----                 --------
                                                                                       2,831                    2,642
                                                                                      ------                 --------

Interest:
    Interest income, primarily from affiliates                                         1,924                    2,060
    Interest expense                                                                 (11,136)                 (10,324)
    Interest capitalized                                                                  85                       40
                                                                                         ---                 --------
                                                                                      (9,127)                  (8,224)
                                                                                     -------                 --------

Income before Income Taxes                                                            41,897                   47,032

Income Taxes                                                                          16,076                   18,113
                                                                                     -------                 --------

Net Income                                                                          $ 25,821                 $ 28,919
                                                                                    ========                 ========















                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                     1995
                                                                                           (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                      $ 25,821                 $ 28,919
    Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
          Depreciation and amortization                                               12,401                   14,858
          Deferred income taxes                                                        4,120                   10,518
          Equity in earnings of unconsolidated
              affiliates, less distributions                                          (2,555)                  (2,501)
          Reserves for regulatory matters                                               (910)                 (12,237)
          Gas supply realignment costs                                                (8,249)                 (35,770)
          Change in:
              Accounts receivable                                                      9,083                   20,534
              Inventories                                                             (7,586)                      83
              Accounts payable                                                       (13,224)                  (6,927)
              Accrued interest and income taxes, net                                   9,197                    5,215
              Other current assets and liabilities                                    (5,372)                 (19,274)
          Other                                                                      (17,623)                  (7,799)
              Net cash provided by (used in)
                 operating activities                                                  5,103                   (4,381)
                                                                                      ------                 --------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                          (15,517)                  (6,236)
    Notes receivable, primarily from affiliates                                        2,414                   28,813
    Proceeds from disposal of assets and other                                          (294)                      81
                                                                                       -----                 --------
              Net cash provided by (used in)
                 investing activities                                                (13,397)                  22,658
                                                                                    --------                 --------

Cash Flows from Financing Activities:
    Payments of long-term debt                                                        (5,320)                  (5,320)
    Changes in short-term borrowings                                                  26,066                       -
                                                                                     -------                 --------
       Net changes in debt                                                            20,746                   (5,320)
    Dividends paid                                                                   (12,400)                 (12,400)
    Other                                                                               -                          73
                                                                                    --------                 --------
              Net cash provided by (used in)
                 financing activities                                                  8,346                  (17,647)
                                                                                      ------                 --------

Net Increase in Cash                                                                      52                      630

Cash at Beginning of Period                                                              711                      975
                                                                                        ----                 --------

Cash at End of Period                                                                  $ 763                 $  1,605
                                                                                       =====                 ========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                             $ 9,043                 $  9,961
    Income taxes (refunds received), net                                                 869                      420

                             See accompanying notes.

                    SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         Southern Natural Gas Company (Southern) is a wholly owned subsidiary of Sonat Inc.

         The accompanying condensed consolidated financial statements of Southern and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by such instructions. In the opinion of management, all adjustments including those of a normal recurring nature have been made that are necessary for a fair presentation of the results for the interim periods presented herein.

         Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 presentation.

2.       Derivative Financial Instruments

         Financial Risk - On January 22, 1996, Southern entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under an existing shelf registration statement. The base treasury rate for this future borrowing has been hedged at approximately 5.78 percent on a notional amount of $97 million. At March 31, 1996, this agreement had a fair market value of $4.6 million.

3.       Unconsolidated Affiliates

         A subsidiary of Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company. The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                    1996                  1995
                                                                                          (In Thousands)

         Revenues                                                                   $9,241                $9,322
         Expenses:
             Operating expenses                                                      1,166                 1,275
             Depreciation                                                            1,353                 1,350
             Other expenses, net                                                     1,486                 1,633
                                                                                    ------                ------

         Income Reported                                                            $5,236                $5,064
                                                                                    ======                ======

4.       Debt and Notes To and From Affiliates

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

         Southern has short-term lines of credit with several banks to provide for borrowings of $50 million. Borrowings are available through May 28, 1996, in the form of unsecured promissory notes and bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At March 31, 1996, no amounts were outstanding.

5.       Commitments and Contingencies

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

         Customer Settlement - In 1992 the FERC issued its Order No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services. Interstate pipeline companies, including Southern, are incurring certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of, or purchasing gas at above-market prices under, existing gas purchase contracts, which are referred to as gas supply realignment (GSR) costs.

         In an order issued on September 29, 1995, (the Settlement Order), the FERC approved a comprehensive settlement (the Customer Settlement) that Southern had filed on March 15, 1995. The Customer Settlement, which is supported by customers representing approximately 97 percent of the firm transportation capacity on Southern's system, resolves, as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The four major rate cases resolved by the Customer Settlement cover consecutive periods beginning September 1, 1989. Southern will credit in the aggregate the full amount of Southern's rate reserves as of February 28, 1995, (approximately $155 million), less certain amounts withheld for potential rate refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. Southern implemented reduced settlement rates for parties that supported the Customer Settlement effective

March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998.

         Several parties that opposed the Customer Settlement had filed with the FERC requests for rehearing of the Settlement Order. On April 11, 1996, the FERC denied those requests for rehearing of the Settlement Order and also decided certain issues in prior rate proceedings that affect the contesting parties to the Customer Settlement (April 11 Order). Pursuant to the April 11 Order, Southern will make refunds to the contesting parties in May 1996 covering various rate periods from January 1, 1991, through December 31, 1995. Southern is adequately reserved for these refunds. The only issues remaining to be litigated at the FERC by the contesting parties concern the recoverability of certain GSR and other transition costs under Order No. 636, which would not be material even if such issues were determined adversely to Southern. One contesting party has now appealed the April 11 Order and the Settlement Order to the D.C. Circuit Court of Appeals, and other contesting parties may also appeal those FERC orders. Although there can be no assurances, the Company believes that the Settlement Order and the April 11 Order should be upheld on any judicial appeal.

         As of March 31, 1996, Southern had either paid or accrued $263 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. In addition to its GSR costs relating to termination or amendment of its remaining gas purchase contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of March 31, 1996, Southern had incurred $85 million in price differential costs.

         The amount of GSR costs that Southern actually incurs will depend on a number of variables, including future natural gas and fuel oil prices, future deliverability under Southern's existing gas purchase contracts, and Southern's ability to renegotiate certain of these contracts. While the level of GSR costs is impossible to predict with certainty because of these numerous variables, based on current spot-market prices, a range of estimates of future oil and gas prices, contract renegotiations that have occurred, and price differential costs actually incurred, the amount of GSR costs was estimated at December 31, 1995, to be approximately $366 million on a present-value basis. In accordance with the cost-sharing mechanism adopted in the Customer Settlement, pursuant to which Southern will absorb an agreed-upon portion of its total GSR costs, Southern is now required to absorb 50 percent of all additional GSR costs incurred.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

                     SOUTHERN NATURAL GAS COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The principal business of Southern Natural Gas Company (Southern) and its subsidiaries is the interstate transmission of natural gas in the southeastern United States, which is regulated by the Federal Energy Regulatory Commission (FERC).

         Southern continues to pursue opportunities to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern filed an application on January 24, 1996, with the FERC seeking approval to extend its pipeline system to provide firm gas transportation service to customers in North Alabama. The proposed 76-million-cubic-feet-per-day expansion is supported by long-term firm transportation agreements with five customers, including the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The proposed expansion, which requires FERC approval, is scheduled to be in service by November 1997. The company that currently provides transportation service to the city of Huntsville has filed suit against Southern and Huntsville seeking to have Southern's service agreement with Huntsville set aside as violative of Alabama's competitive bid laws and the Alabama Constitution. This company has also opposed the system expansion application at the FERC. Southern cannot predict the outcome of this litigation or the FERC proceeding.

         In early 1995, Southern initiated an open season to obtain customer commitments to expand its system in order to meet growing demand in its market area. In the open season, Southern sought requests for additional firm transportation services and for a new liquefied natural gas (LNG) service. Southern received requests for additional firm transportation services from 10 customers in Georgia and Tennessee totaling approximately 45 million cubic feet per day. Southern plans to file an application with the FERC for this $36 million project in May. If FERC approval is received, the in-service date for the firm transportation service is expected to be November 1997. Requests for LNG service are still being evaluated. If sufficient commitments are obtained and the necessary regulatory approvals are received, the in-service date for the LNG service is expected to be in 1998. The LNG service would be provided at an existing LNG storage terminal near Savannah, Georgia, that is owned by Southern Energy Company, a wholly owned subsidiary of Southern. The LNG facility was constructed in 1978 but was taken out of service in 1980.

Operations

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                    1995
                                                                                            (In Millions)
Revenues:
    Gas sales                                                                      $ 60.2                   $ 46.7
    Market transportation and storage                                                84.4                     93.5
    Supply transportation                                                            11.2                     12.7
    Other                                                                             1.5                     26.3
                                                                                     ----                   ------
       Total Revenues                                                               157.3                    179.2
                                                                                   ------                   ------

Costs and Expenses:
    Natural gas cost                                                                 57.6                     45.2
    Transition cost recovery                                                         (5.4)                    20.9
    Operating and maintenance                                                        19.9                     19.3
    General and administrative                                                       19.5                     20.8
    Depreciation and amortization                                                    12.4                     14.8
    Taxes, other than income                                                          5.1                      5.6
                                                                                     ----                   ------
                                                                                    109.1                    126.6
                                                                                   ------                   ------
       Operating Income                                                            $ 48.2                   $ 52.6
                                                                                   ======                   ======

Equity in Earnings of
    Unconsolidated Affiliates                                                       $ 2.6                   $  2.5
                                                                                    =====                   ======


                                                                                        (Billion Cubic Feet)
Volumes:
    Intrastate gas sales                                                                 2                        2
    Market transportation                                                              208                      178
                                                                                       ---                      ---
       Total Market Throughput                                                         210                      180
    Supply transportation                                                               85                       87
                                                                                       ---                      ---
       Total Volumes                                                                   295                      267
                                                                                       ===                      ===

    Transition gas sales                                                                17                       26
                                                                                       ===                      ===


Quarter-to-Quarter Analysis

         Operating income for the first quarter declined primarily because incremental revenues from the sale of firm transportation capacity were collected in the first quarter of 1995 prior to revised rates going into effect on March 1, 1995. The 1995 first quarter also included positive adjustments to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations and the reduction of a take-or-pay liability.

         Gas sales revenues and natural gas cost increased as compared with the 1995 first quarter reflecting higher gas prices on transition gas sales from supply remaining under contract. Market transportation revenues declined due to the lower rates implemented March 1, 1995. Other revenue and transition cost recovery declined due to the decrease in take-or-pay cost recovery. Market transportation revenues and transition cost recovery were also reduced by a $16 million GSR cost refund. The refund did not affect operating income. Depreciation and amortization decreased in 1996 due to lower rates implemented in 1995.

Natural Gas Sales and Supply

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 76 percent and 72 percent in 1996 and 1997, respectively, of the purchase commitments described below. Of such purchase commitments, the percent that is priced in excess of current spot-market prices is 19 percent in 1996, 23 percent in 1997, and substantially all of the volumes for years thereafter. (See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of price differential GSR costs.) Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

         Southern's   purchase   commitments  under  its  remaining  gas  supply
contracts for the remainder of 1996 and years 1997 through 2000 are estimated as follows:

                                                               Estimated
                                                                Purchase
                                                              Commitments
                                                             (In Millions)

         1996                                                    $102
         1997                                                     137
         1998                                                      38
         1999                                                      35
         2000                                                      31

         These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability and future price) is known today with certainty.

         See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion regarding Southern's rate proceedings to recover its GSR costs.

Rate Matters

         The Customer Settlement resolves, as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. Southern implemented reduced settlement rates for parties that supported the Customer Settlement effective March 1, 1995. (See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.)


                                               ---------------------

Other Income Statement Items

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                     1995
                                                                                            (In Millions)

Other Income, Other                                                                $ .3                    $ .1

         The increase in other is attributable to AFUDC-Equity associated with Southern's pipeline expansion projects.

Interest Income (Expense), Net                                                      $(9.1)                  $(8.2)

         The change in net interest is due primarily to higher interest expense. Interest expense on unaffiliated debt was marginally lower due to lower average debt levels and lower average interest rates. Other interest expense was higher due to higher average balances and higher interest rates established by the FERC.

Income Taxes                                                                        $16.1                   $18.1

         Income taxes decreased in 1996 compared to the same period in 1995 due to lower pretax income.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1996                     1995
                                                                                            (In Millions)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities                                                                $ 5.1                  $ (4.4)

         Cash flow from operations increased $9.5 million as compared with the first quarter of 1995. A $45.0 million payment to Exxon in 1995 was the principal expenditure responsible for the $27.5 million change in net payments for gas supply realignment costs. The change in regulatory reserves reflects the reduction in 1995 of amounts reserved for the volumetric take-or-pay surcharge collected from December 18, 1993 through April 30, 1994, pursuant to the FERC's acceptance in February 1995, of Southern's refund report. The change in inventory represents Southern's purchase in 1996 of materials for the North System expansion. The change in other results from the replacement of gas stored underground in 1996.

Investing Activities                                                               $(13.4)                 $ 22.7

         Investing activities required $13.4 million of net cash in 1996 compared to providing $22.7 million in 1995. The amount in 1996 reflects $2.4 million of intercompany loan repayments by Southern's parent, compared to $28.8 million of repayments in 1995. In addition, capital expenditures were $15.5 in 1996 versus $6.2 in the same period in 1995, primarily due to system expansion projects.

Financing Activities                                                                $ 8.3                  $(17.6)

         Financing activities provided $8.3 million in 1996 compared to using $17.6 million in 1995. The increase was primarily due to borrowings by Southern from it's parent to supplement cash flow from operations used in investing activities during the 1996 period.

Capital Resources

         At March 31, 1995, Southern had available $50 million under lines of credit. Southern also has a shelf registration with the Securities and Exchange Commission for up to $200 million in debt securities, of which $100 million has been issued. Southern expects to issue the $100 million remaining under its shelf registration in either late 1996 or early 1997 to fund planned expansion of its pipeline system.

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

FORWARD LOOKING STATEMENTS

         Disclosures provided in this Quarterly Report contain forward looking statements regarding Southern's future plans, objectives, and expected performance. These statements are based on assumptions that Southern believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Realization of Southern's objectives and expected performance can be adversely affected by the actions of customers and competitors, changes in governmental regulation of Southern's businesses, and changes in general economic conditions and the state of domestic capital markets.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits1

Exhibit
Number                     Exhibits

12*               Computation of Ratio of Earnings to Fixed Charges

27*               Financial Data Schedules for the period ended March 31, 1996
- ------------
*  Filed herewith


(b)      Reports on Form 8-K

         The Company did not file any report on Form 8-K during the quarter ended March 31, 1996.





















     1 The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to R. David Hendrickson, Secretary, Southern Natural Gas Company, P. O. Box 2563, Birmingham, Alabama, 35202-2563.

                                   SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES




                                                    SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Southern Natural Gas Company



Date:          May 13, 1996                  By:    /s/ Thomas W. Barker, Jr.
       ---------------------------                  --------------------------
                                                    Thomas W. Barker, Jr.
                                                    Treasurer



Date:          May 13, 1996                  By:    /s/ Norman G. Holmes
       ---------------------------                  ---------------------
                                                    Norman G. Holmes
                                                    Vice President & Controller