Form 10-Q
period 1996-06-30
SOUTHERN NATURAL GAS CO
filed 1996-08-06
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
         EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996

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

                        COMMON STOCK, $3.75 PAR VALUE:

                1,000 SHARES OUTSTANDING ON JULY 31, 1996

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.

PART I.       Financial Information

              Item 1.      Financial Statements

                           Condensed Consolidated Balance Sheets
                              (Unaudited)--June 30, 1996 and December 31, 1995                                 1

                           Condensed Consolidated Statements of Income
                              (Unaudited)--Three Months and Six Months Ended
                              June 30, 1996 and 1995                                                           2

                           Condensed Consolidated Statements of Cash Flows
                              (Unaudited)--Six Months Ended June 30, 1996 and
                              1995                                                                             3

                           Notes to Condensed Consolidated Financial
                              Statements (Unaudited)                                                           4 - 7

              Item 2.      Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                                                       8 - 14

PART II.      Other Information

              Item 5.      Legal Proceedings                                                                  15

              Item 6.      Exhibits and Reports on Form 8-K                                                   15


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,               December 31,
                                                                                    1996                     1995
                                                                                            (In Thousands)
                                     ASSETS
Current Assets:
    Cash                                                                              $ 1,528                     $ 711
    Notes receivable, primarily from affiliates                                        99,415                   103,845
    Accounts receivable                                                                98,593                   118,542
    Inventories                                                                        25,734                    21,625
    Gas imbalance receivables                                                          16,368                    15,919
    Federal and state income taxes                                                     33,365                    13,160
    Other                                                                              24,494                    25,835
                                                                                   ----------                   -------
          Total Current Assets                                                        299,497                   299,637
                                                                                     --------                  --------

Investments in Unconsolidated Affiliates and Other                                     49,535                    49,535
                                                                                      -------                   -------

Plant, Property and Equipment                                                       2,359,836                 2,315,003
    Less accumulated depreciation and amortization                                  1,526,910                 1,504,087
                                                                                   ----------                ----------
                                                                                      832,926                   810,916
                                                                                     --------                  --------

Deferred Charges and Other:
    Gas supply realignment costs                                                       24,126                   199,073
    Other                                                                              77,609                    78,548
                                                                                   ----------                   -------
                                                                                      101,735                   277,621
                                                                                     --------                  --------
                                                                                   $1,283,693                $1,437,709
                                                                                   ==========                ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Long-term debt due within one year                                                $ 6,964                   $ 6,964
    Notes payable to affiliates                                                        51,582                    14,981
    Accounts payable                                                                   47,576                    56,787
    Accrued state income taxes                                                             -                      1,856
    Accrued interest                                                                   15,920                    15,404
    Gas imbalance payables                                                             14,096                    17,196
    Other                                                                              16,886                    17,258
                                                                                   ----------                   -------
          Total Current Liabilities                                                   153,024                   130,446
                                                                                     --------                  --------

Long-Term Debt                                                                        311,739                   317,627
                                                                                     --------                  --------

Deferred Credits and Other:
    Deferred income taxes                                                             119,603                    80,956
    Reserves for regulatory matters                                                    14,459                   181,798
    Other                                                                              91,485                   152,784
                                                                                   ----------                  --------
                                                                                      225,547                   415,538
                                                                                     --------                  --------

Commitments and Contingencies

Stockholder's Equity:
    Common stock and other                                                            100,616                   100,616
    Retained earnings                                                                 492,767                   473,482
                                                                                     --------                  --------
          Total Stockholder's Equity                                                  593,383                   574,098
                                                                                     --------                  --------

                                                                                   $1,283,693                $1,437,709
                                                                                   ==========                ==========

                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months                        Six Months
                                                                  Ended June 30,                     Ended June 30,
                                                                 ----------------                   ---------------
                                                              1996               1995           1996                1995
                                                              ----               ----           ----                ----
                                                                                     (In Thousands)
Revenues:
    Natural gas sales                                          $ 54,364         $ 47,257          $114,588         $ 93,936
    Transportation and storage                                   88,274           88,230           183,835          194,451
    Other                                                       166,275           (4,572)          167,752           21,767
                                                               --------         --------          --------         --------
                                                                308,913          130,915           466,175          310,154
                                                               --------         --------          --------         --------

Costs and Expenses:
    Natural gas cost                                             54,413           47,193           111,957           92,399
    Transition cost recovery                                    158,519          (12,480)          153,136            8,406
    Operating and maintenance                                    22,410           21,027            42,270           40,300
    General and administrative                                   20,524           19,771            40,033           40,582
    Depreciation and amortization                                12,393           12,666            24,794           27,524
    Taxes, other than income                                      4,175            4,543             9,313           10,134
                                                                 ------         --------            ------         --------
                                                                272,434           92,720           381,503          219,345
                                                               --------         --------          --------         --------

Operating Income                                                 36,479           38,195            84,672           90,809

Other Income (Loss), Net:
    Equity in earnings of
       unconsolidated affiliates                                  2,340            2,341             4,895            4,842
    Other                                                           613              (39)              889              102
                                                               --------         --------             ----          --------
                                                                  2,953            2,302             5,784            4,944
                                                                 ------         --------            ------         --------

Interest:
    Interest income, primarily
       from affiliates                                            1,331            2,864             3,255            4,924
    Interest expense                                            (11,159)         (10,637)          (22,295)         (20,961)
    Interest capitalized                                            211               61               296              101
                                                                   ----         --------              ----         --------
                                                                 (9,617)          (7,712)          (18,744)         (15,936)
                                                                -------         --------          --------         --------

Income before Income Taxes                                       29,815           32,785            71,712           79,817

Income Taxes                                                     11,551           12,604            27,627           30,717
                                                                -------         --------           -------         --------

Net Income                                                     $ 18,264         $ 20,181          $ 44,085         $ 49,100
                                                               ========         ========          ========         ========













                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                     1996                       1995
                                                                                             (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                       $ 44,085                  $ 49,100
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                24,794                    27,524
          Deferred income taxes                                                        38,690                    27,671
          Equity in earnings of joint
              ventures, less distributions                                                255                      (592)
          Loss on disposal of assets                                                       -                        253
          Reserves for regulatory matters                                            (167,339)                   (9,487)
          Gas supply realignment costs                                                177,837                   (70,482)
          Change in:
              Accounts receivable                                                      19,949                    39,392
              Inventories                                                              (4,109)                   (3,249)
              Accounts payable                                                         (9,211)                   (5,294)
              Accrued interest and income taxes, net                                  (21,563)                   (7,026)
              Other current assets and liabilities                                     (2,562)                  (15,619)
          Other                                                                       (59,180)                  (18,048)
                                                                                      -------                  --------
              Net cash provided by operating
                 activities                                                            41,646                    14,143
                                                                                      -------                  --------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                           (51,930)                  (16,825)
    Notes receivable, primarily from affiliates                                         4,430                    32,913
    Proceeds from disposal of assets and other                                            758                        35
                                                                                         ----                  --------
              Net cash provided by (used in)
                 investing activities                                                 (46,742)                   16,123
                                                                                     --------                  --------

Cash Flows from Financing Activities:
    Payments of long-term debt                                                         (5,888)                   (5,640)
    Changes in short-term borrowings                                                   36,601                        -
                                                                                      -------                       --
       Net changes in debt                                                             30,713                    (5,640)
    Dividends paid                                                                    (24,800)                  (24,800)
    Other                                                                                -                           73
                                                                                     --------                  --------
              Net cash provided by (used in)
                 financing activities                                                   5,913                   (30,367)
                                                                                       ------                  --------

Net Increase (Decrease) in Cash                                                           817                      (101)

Cash at Beginning of Period                                                               711                       975
                                                                                         ----                  --------

Cash at End of Period                                                                 $ 1,528                  $    874
                                                                                      =======                  ========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                             $ 13,513                  $ 15,104
    Income taxes, net                                                                  11,049                    10,742


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

2.       Derivative Financial Instruments

         Financial Risk - On January 22, 1996, Southern entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under an existing shelf registration statement. The base treasury rate for this future borrowing has been hedged at approximately 5.78 percent on a notional amount of $97 million. At June 30, 1996, this agreement had a fair market value of $6.6 million.

3.       Unconsolidated Affiliates

         A subsidiary of Southern owns 50 percent of Bear Creek Storage Company (Bear Creek), an underground gas storage company. The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                            Three Months                       Six Months
                                                           Ended June 30,                    Ended June 30,
                                                        1996             1995             1996             1995
                                                                             (In Thousands)

Revenues                                                $8,952            $8,906          $18,193           $18,228
Expenses:
    Operating expenses                                   1,370             1,251            2,535             2,526
    Depreciation                                         1,353             1,349            2,707             2,699
    Other expenses, net                                  1,408             1,525            2,894             3,158
                                                        ------            ------           ------           -------

Income Reported                                         $4,821            $4,781          $10,057           $ 9,845
                                                        ======            ======          =======           =======

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

         On May 28, 1996, Southern renewed its short-term lines of credit of $50 million for a period of 364 days. Borrowings are available through May 27, 1997, and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At June 30, 1996, no amounts were outstanding.

5.       Commitments and Contingencies

         Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At June 30, 1996, Southern's rates are established by the Customer Settlement and a FERC order effective for parties contesting the Customer Settlement and are not subject to refund (see discussion below).

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

         In an order issued on September 29, 1995, (the Settlement Order), the FERC approved a comprehensive settlement (the Customer Settlement) that Southern had filed on March 15, 1995. The Customer Settlement, which is supported by customers representing approximately 97 percent of the firm transportation capacity on Southern's system, resolves, as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The four major rate cases resolved by the Customer Settlement cover consecutive periods beginning September 1, 1989. In May 1996, the Settlement became final and Southern credited in the aggregate the full amount of Southern's rate reserves as of February 28, 1995, plus interest, less certain amounts withheld for potential refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. The total credit recorded in May 1996 amounted to $164 million. Southern implemented reduced settlement rates for parties that supported the Customer Settlement effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. The Settlement also provides for Southern to recover $363 million of GSR costs incurred or reserved as of June 30, 1996, and 50 percent of future GSR costs that Southern may incur thereafter which Southern believes will not be material to its financial position or results of operations.

         Several parties that opposed the Customer Settlement had filed with the FERC requests for rehearing of the Settlement Order. On April 11, 1996, the FERC denied those requests for rehearing of the Settlement Order and also decided certain issues in prior rate proceedings that affect the contesting parties to the Customer Settlement (April 11 Order). Pursuant to the April 11 Order, Southern made refunds to the contesting parties in May 1996 covering various rate periods from January 1, 1991, through December 31, 1995. Southern was adequately reserved for these refunds. The only issues remaining to be litigated at the FERC by the contesting parties concern the recoverability of certain GSR and other transition costs under Order No. 636, which would not be material even if such issues were determined adversely to Southern. The three remaining contesting parties have each appealed the April 11 Order and the Settlement Order to the D.C. Circuit Court of Appeals. Although there can be no assurances, Southern believes that the Settlement Order and the April 11 Order should be upheld on appeal.

         Sea Robin - In January 1995, Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC a petition for a declaratory ruling that the Sea Robin pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995, the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC on June 26, 1996. Sea Robin plans to file for judicial review of the orders denying its petition.

     Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. On July 31, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act. Sea Robin is unable to predict the outcome of this proceeding, but any reduction in Sea Robin's rates as a result of this complaint can be implemented only on a prospective basis and any such change is not expected to be material to Southern's financial position or results of operations.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

                          SOUTHERN NATURAL GAS COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The principal business of Southern and its subsidiaries is the interstate transmission of natural gas in the southeastern United States, which is regulated by the FERC.

         Southern continues to pursue opportunities to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern filed an application on January 24, 1996, with the FERC seeking approval to extend its pipeline system to provide firm gas transportation service to customers in North Alabama. The proposed 76-million-cubic-feet-per-day expansion is supported by long-term firm transportation agreements with five customers, including the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The proposed expansion, which requires FERC approval, is scheduled to be in service by November 1997. The company that currently provides transportation service to the city of Huntsville has filed suit against Southern and Huntsville seeking to have Southern's service agreement with Huntsville set aside as violative of Alabama's competitive bid laws and the Alabama Constitution. This company has also opposed the system expansion application at the FERC. In July 1996 the FERC approved the non-environmental aspects of this project and denied the non-environmental portions of the protests to the project, including the opposition of Huntsville's current transportation provider. Environmental issues will be reviewed later by the FERC and a certificate issued, if warranted, following the environmental review. Southern cannot predict the outcome of this litigation or the FERC proceeding.

         In May 1996, Southern filed an application with the FERC to expand its pipeline system in its market area. This $36 million expansion will enable Southern to provide additional firm transportation services totaling 46 million cubic feet per day to 11 customers in Georgia and Tennessee. If FERC approval is received, the in-service date for this firm transportation service is expected to be November 1997.

         In July 1996, Destin Pipeline Company Inc., a wholly owned subsidiary of Southern, filed an application with the FERC seeking authorization to construct, own, and operate a large-diameter interstate pipeline system to transport approximately one billion cubic feet of gas per day from the deepwater and corridor areas being developed in the eastern Gulf of Mexico for delivery to pipeline interconnections in central Mississippi. The proposed 207 miles of pipe and related compression facilities include a 36-inch pipeline extending from a gathering platform to be constructed in the Main Pass Block 248 Area to a point near Pascagoula, Mississippi, and a 36-inch and 30-inch pipeline from there to interconnections or exchange points with five other interstate pipelines in Mississippi. The estimated capital cost of the facilities is $294 million. In addition to FERC authorization, the project will require firm, long-term contracts from prospective customers. Destin Pipeline has requested preliminary regulatory approval for the project by January 1997 so that commercial agreements can be entered into in early 1997. Engineering would be completed during 1997, and construction would begin in 1998. The projected in-service date is scheduled for January 1999. There is no assurance that the FERC will approve this application or that Destin Pipeline will be successful in securing the necessary long-term contracts.

Operations

                                                                 Three Months                       Six Months
                                                                Ended June 30,                     Ended June 30,
                                                               ----------------                   ---------------
                                                           1996             1995              1996              1995
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues:
    Gas sales                                             $ 54.4            $ 47.3           $114.6            $ 94.0
    Market transportation and
       storage                                              76.1              75.0            160.5             168.5
    Supply transportation                                   12.1              13.2             23.3              25.9
    Other                                                  166.3              (4.6)           167.8              21.7
                                                          ------            ------           ------            ------
       Total Revenues                                      308.9             130.9            466.2             310.1
                                                          ------            ------           ------            ------

Costs and Expenses:
    Natural gas cost                                        54.4              47.2            112.0              92.4
    Transition cost recovery                               158.5             (12.5)           153.1               8.4
    Operating and maintenance                               22.4              21.0             42.3              40.3
    General and administrative                              20.5              19.8             40.0              40.6
    Depreciation and amortization                           12.4              12.7             24.8              27.5
    Taxes, other than income                                 4.2               4.5              9.3              10.1
                                                            ----            ------             ----            ------
                                                           272.4              92.7            381.5             219.3
                                                          ------            ------           ------            ------
       Operating Income                                   $ 36.5            $ 38.2           $ 84.7            $ 90.8
                                                          ======            ======           ======            ======

Equity in Earnings of
    Unconsolidated Affiliates                              $ 2.3            $  2.3            $ 4.9            $  4.8
                                                           =====            ======            =====            ======

                                                                             (Billion Cubic Feet)
Volumes:
    Intrastate gas sales                                        2                2                 4                4
    Market transportation                                     142              127               350              305
                                                              ---              ---               ---              ---
       Total Market Throughput                                144              129               354              309
    Supply transportation                                      80              100               165              187
                                                              ---              ---               ---              ---
       Total Volumes                                          224              229               519              496
                                                              ===              ===               ===              ===

    Transition gas sales                                       18               23                35               49
                                                              ===              ===               ===              ===

Quarter-to-Quarter Analysis

         Operating income for the second quarter declined $1.7 million compared with the 1995 period primarily due to lower supply-area transportation volumes and slightly higher operating and maintenance expenses and general and administrative expenses. Higher market transportation revenues resulting from higher volumes related to the East Tennessee expansion partially offset this decline.

         Gas sales revenues and natural gas cost increased compared with the 1995 second quarter reflecting higher gas prices on transition gas sales from supply remaining under contract. Both other revenue and transition cost recovery in the 1996 period include $164 million as a result of Southern's Customer
Settlement becoming final. Other revenue and transition cost recovery in the 1995 period were reduced by an adjustment of approximately $25 million to reflect the terms of the Customer Settlement agreement, which was implemented March 1, 1995. The adjustment did not impact operating income. General and administrative expenses for the second quarter of 1996 were slightly higher compared with the second quarter of 1995, primarily due to higher stock-based employee compensation expense.

Year-to-Date Analysis

         Operating income for the six-month period decreased $6.1 million primarily because incremental revenues from the sale of firm transportation capacity were collected in the 1995 period prior to revised rates going into effect on March 1, 1995. The 1995 period also included positive adjustments to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations and the reduction of a take-or-pay liability.

         Gas sales revenues and natural gas cost increased compared with the 1995 period reflecting higher gas prices on transition gas sales from supply remaining under contract. Both other revenue and transition cost recovery in the 1996 period include $164 million as a result of Southern's Customer Settlement becoming final. Other revenue and transition cost recovery in the 1995 period were reduced by an adjustment of approximately $25 million to reflect the terms of the Customer Settlement. Depreciation and amortization decreased in the 1996 period due to lower rates implemented March 1, 1995.

Natural Gas Sales and Supply

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern is attempting to terminate its remaining supply contracts through which it had traditionally obtained its long-term gas supply. Some of these contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 85 percent in 1996 and 1997 of the purchase commitments described below. Of such purchase commitments, the percent that is priced in excess of current spot-market prices is 2 percent in 1996, 2 percent in 1997, 12 percent in 1998, and substantially all of the volumes for years thereafter. (See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of price differential GSR costs.) Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

         Southern's   purchase   commitments  under  its  remaining  gas  supply
contracts for the remainder of 1996 and years 1997 through 2000 are estimated as follows:

                                                      Estimated
                                                      Purchase
                                                     Commitments
                                                    (In Millions)

         1996                                            $ 83
         1997                                             135
         1998                                              22
         1999                                              22
         2000                                              19

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

Rate Matters

         The Customer Settlement resolves, as to the parties supporting the settlement, all of Southern's pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.

Other Income Statement Items

                                                               Three Months                         Six Months
                                                              Ended June 30,                      Ended June 30,
                                                           1996             1995              1996              1995
                                                                                (In Millions)

Other Income-Other                                         $ 0.6             $ -              $ 0.9             $ 0.1

     The increase in other in the 1996 periods compared to the same periods in 1995 is attributable to AFUDC-Equity associated with Southern's pipeline expansion projects.

Interest:

    Interest income                                        $ 1.3            $  2.9            $ 3.3             $ 4.9
    Interest expense                                       (11.1)            (10.6)           (22.3)            (20.9)
    Interest capitalized                                     0.2                 -              0.3               0.1
                                                            ----             -----             ----              ----

                                                           $(9.6)           $ (7.7)          $(18.7)           $(15.9)
                                                          ======            ======           ======            ======

         The change in net interest in both 1996 periods as compared to the 1995 periods is primarily due to higher interest expense and lower interest income. Interest expense on debt increased as a result of higher average debt levels with its parent. Partially offsetting was a decrease in interest expense in the current three-month period related to lower reserve balances. Interest income was lower in both periods due to lower GSR interest and lower average balances of loans to affiliates.

Income Taxes                                              $ 11.6            $ 12.6           $ 27.6            $ 30.7

         Income taxes decreased in both 1996 periods compared to the same periods in 1995 due to lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                              1996              1995
                                                                                                   (In Millions)

Operating Activities                                                                         $ 41.6             $14.1

         Cash flow from operations increased $27.5 million compared to the 1995 period. The 1995 period had much higher GSR payments, primarily resulting from a $45.0 million payment in February 1995. Slightly offsetting were net refunds to customers, which were $15.0 million higher in the current period. Operating results were essentially level in both periods.

         Other than the higher payments discussed above, the change in gas supply realignments costs was attributable to the recording of the Customer Settlement in the second quarter of 1996. In addition, the change in reserves for regulatory matters, deferred income taxes, accrued income taxes, and other is due to the settlement accounting, which was essentially offsetting among these captions. The change in accounts receivable is attributable to customer refunds in June 1995.

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                              1996              1995
                                                                                                   (In Millions)


Investing Activities                                                                         $(46.7)           $ 16.1

         Investing activities required $46.7 million of net cash in 1996 compared to providing $16.1 million in 1995. Due to system expansions, capital expenditures increased from $16.8 million in the 1995 period to $51.9 million in 1996. In the 1995 period, repayments of loans by Southern's parent provided $32.9 million compared to only $4.4 million in the 1996 period.

Financing Activities                                                                          $ 5.9            $(30.4)

         Financing activities provided $5.9 million in 1996 compared to requiring $30.4 million in 1995. The increase was due to borrowings by Southern from its parent to supplement cash flow from operations which was primarily used for capital expenditures in the 1996 program.

Capital Resources

         At June 30, 1996, Southern had available $50 million under lines of credit. Southern also has a shelf registration with the Securities and Exchange Commission for up to $200 million in debt securities, of which $100 million has been issued. Southern expects to issue the $100 million remaining under its shelf registration in either late 1996 or early 1997 to fund planned expansion of its pipeline system.

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

                                    PART II.  OTHER INFORMATION


Item 5.  Legal Proceedings

         Southern Natural Gas Company and its wholly owned subsidiary, Sea Robin Pipeline Company, are two of seventy defendants named in Jack J. Grynberg, ex rel. v. Alaska Pipeline Company, et al., which was filed in the United States District Court for the District of Columbia. The defendants include substantially all of the interstate pipelines in the United States. Grynberg filed suit on behalf of the United States Government under 31 U.S.C. ss. 3729, et seq., commonly known as the False Claims Act, alleging that the methods used by the defendants to measure the heating content and volume of natural gas purchased by them have caused producers of natural gas to underpay royalties owed by the producers to the United States. The complaint seeks recovery of actual damages based upon the unpaid royalties, the amount of which is not specified in the complaint. Such damages may be trebled under Section 3729. Southern and Sea Robin intend to defend the suit vigorously.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits1

Exhibit
Number                  Exhibits


12*                  Computation of Ratio of Earnings to Fixed Charges

27*                  Financial Data Schedule for the period ended June 30, 1996


*  Filed with this Report

(b)  Reports on Form 8-K

  The Company did not file any Report on Form 8-K during the quarter ended June 30, 1996.








     ----------------------
1/ The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to R. David Hendrickson, Secretary, Southern Natural Gas Company, P.
O. Box 2563, Birmingham, Alabama 35202-2563.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES




                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Southern Natural Gas Company



Date:         August 6, 1996                By:   /s/ Thomas W. Barker, Jr.
       ---------------------------                --------------------------
                                                  Thomas W. Barker, Jr.
                                                  Treasurer

                                                  (Principal Financial Officer)



Date:         August 6, 1996                By:   /s/ Norman G. Holmes
       ---------------------------                ---------------------
                                                  Norman G. Holmes
                                                  Vice President & Controller

                                                  (Principal Accounting Officer)