Form 10-Q
period 1996-09-30
SOUTHERN NATURAL GAS CO
filed 1996-11-07
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1996

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

                                 COMMON STOCK, $3.75 PAR VALUE:

                          1,000 SHARES OUTSTANDING ON OCTOBER 31, 1996

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                                         Page No.

PART I.    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets
                         (Unaudited)--September 30, 1996 and
                         December 31, 1995                                                 1

                      Condensed Consolidated Statements of Income
                         (Unaudited)--Three Months and Nine Months Ended
                         September 30, 1996 and 1995                                       2

                      Condensed Consolidated Statements of Cash Flows
                         (Unaudited)--Nine Months Ended
                         September 30, 1996 and 1995                                       3

                      Notes to Condensed Consolidated Financial
                         Statements (Unaudited)                                            4 - 7

           Item 2.    Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                        8 - 14

PART II.   Other Information

           Item 1.    Legal Proceedings                                                   15

           Item 6.    Exhibits and Reports on Form 8-K                                    15

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                 September 30,       December 31,
                                                                     1996                1995
                                                                          (In Thousands)
                                     ASSETS
Current Assets:

   Cash                                                              $ 1,800              $    711
   Notes receivable, primarily from affiliates                        40,972               103,845
   Accounts receivable                                                93,949               118,542
   Inventories                                                        27,416                21,625
   Gas imbalance receivables                                          16,054                15,919
   Federal and state income taxes                                     17,134                13,160
   Other                                                              22,393                25,835
                                                                  ----------               -------
         Total Current Assets                                        219,718               299,637
                                                                    --------              --------

Investments in Unconsolidated Affiliates and Other                    52,030                49,535
                                                                     -------               -------

Plant, Property and Equipment                                      2,398,402             2,315,003
   Less accumulated depreciation and amortization                  1,532,312             1,504,087
                                                                  ----------            ----------
                                                                     866,090               810,916
                                                                    --------              --------

Deferred Charges and Other:
   Gas supply realignment costs                                       21,115               199,073
   Other                                                              80,119                78,548
                                                                  ----------               -------
                                                                     101,234               277,621
                                                                    --------              --------
                                                                  $1,239,072            $1,437,709
                                                                  ==========            ==========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Long-term debt due within one year                                $ 6,964               $ 6,964
   Notes payable to affiliates                                            -                 14,981
   Accounts payable                                                   47,207                56,787
   Accrued state income taxes                                             -                  1,856
   Accrued interest                                                   14,274                15,404
   Gas imbalance payables                                             14,020                17,196
   Other                                                              20,269                17,258
                                                                  ----------               -------
         Total Current Liabilities                                   102,734               130,446
                                                                    --------              --------

Long-Term Debt                                                       310,856               317,627
                                                                    --------              --------

Deferred Credits and Other:
   Deferred income taxes                                             124,492                80,956
   Reserves for regulatory matters                                    14,358               181,798
   Other                                                              82,713               152,784
                                                                  ----------              --------
                                                                     221,563               415,538
                                                                    --------              --------

Commitments and Contingencies

Stockholder's Equity:
   Common stock and other                                            100,673               100,616
   Retained earnings                                                 503,246               473,482
                                                                    --------              --------
         Total Stockholder's Equity                                  603,919               574,098
                                                                    --------              --------

                                                                  $1,239,072            $1,437,709
                                                                  ==========            ==========


                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months                  Nine Months
                                                    Ended September 30,          Ended September 30,
                                                   1996           1995         1996            1995
                                                                    (In Thousands)
Revenues:

   Natural gas sales                              $ 39,784      $ 44,884       $154,372      $138,820
   Transportation and storage                       89,415        88,155        273,250       282,606
   Other                                            13,034        41,475        180,786        63,242
                                                  --------      --------       --------      --------
                                                   142,233       174,514        608,408       484,668
                                                  --------      --------       --------      --------

Costs and Expenses:
   Natural gas cost                                 39,197        44,729        151,154       137,128
   Transition cost recovery                          7,309        32,259        160,445        40,665
   Operating and maintenance                        24,646        23,238         66,916        63,538
   General and administrative                       18,857        20,507         58,890        61,089
   Depreciation and amortization                    11,316        12,257         36,110        39,781
   Taxes, other than income                          4,716         4,761         14,029        14,895
                                                    ------      --------        -------      --------
                                                   106,041       137,751        487,544       357,096
                                                  --------      --------       --------      --------

Operating Income                                    36,192        36,763        120,864       127,572

Other Income (Loss), Net:
   Equity in earnings of
      unconsolidated affiliates                      2,341         2,319          7,236         7,161
   Other                                             4,861           269          5,750           371
                                                  --------      --------         ------      --------
                                                     7,202         2,588         12,986         7,532
                                                    ------      --------        -------      --------

Interest:
   Interest income, primarily
      from affiliates                                1,311         1,783          4,566         6,707
   Interest expense                                 (8,401)      (10,663)       (30,696)      (31,624)
   Interest capitalized                                303            64            599           165
                                                      ----      --------           ----      --------
                                                    (6,787)       (8,816)       (25,531)      (24,752)
                                                   -------      --------       --------      --------

Income before Income Taxes                          36,607        30,535        108,319       110,352

Income Taxes                                        13,729        11,730         41,356        42,447
                                                   -------      --------        -------      --------

Net Income                                        $ 22,878      $ 18,805       $ 66,963      $ 67,905
                                                  ========      ========       ========      ========


                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Nine Months
                                                                         Ended September 30,
                                                                      1996                 1995
                                                                           (In Thousands)
Cash Flows from Operating Activities:

   Net income                                                        $ 66,963             $ 67,905
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                 36,110               39,781
         Deferred income taxes                                         43,537               38,172
         Equity in earnings of joint
           ventures, less distributions                                (2,086)              (2,911)
         Reserves for regulatory matters                             (167,440)              (6,330)
         Gas supply realignment costs                                 182,325              (50,319)
         Change in:
           Accounts receivable                                         24,593               22,717
           Inventories                                                 (5,791)              (1,304)
           Accounts payable                                            (9,579)               1,055
           Accrued interest and income taxes, net                      (8,167)             (36,799)
           Other current assets and liabilities                         4,406               (8,002)
         Other                                                        (74,806)             (19,248)
                                                                      -------             --------
           Net cash provided by operating
              activities                                               90,065               44,717
                                                                      -------             --------

Cash Flows from Investing Activities:
   Plant, property and equipment additions                            (94,900)             (36,823)
   Notes receivable, primarily from affiliates                         62,872               37,477
   Proceeds from disposal of assets and other                           2,003                  945
                                                                       ------             --------
           Net cash provided by (used in)
              investing activities                                    (30,025)               1,599
                                                                     --------             --------

Cash Flows from Financing Activities:
   Payments of long-term debt                                          (6,771)              (5,960)
   Changes in short-term borrowings                                   (14,980)                  -
                                                                     --------               ------
      Net changes in debt                                             (21,751)              (5,960)
   Dividends paid                                                     (37,200)             (37,200)
                                                                     --------             --------
           Net cash used in financing activities                      (58,951)             (43,160)
                                                                     --------             --------

Net Increase in Cash                                                    1,089                3,156

Cash at Beginning of Period                                               711                1,048
                                                                         ----             --------

Cash at End of Period                                                 $ 1,800             $  4,204
                                                                      =======             ========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                              $ 22,173             $ 24,820
   Income taxes, net                                                    3,648               34,392






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

2.      Derivative Financial Instruments

        Financial Risk - On January 22, 1996, Southern entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under an existing shelf registration statement. The base 10 year treasury rate for this future borrowing was hedged at approximately 5.78 percent on a notional amount of $97 million. In September, due to revised expectations of external financing requirements, 50 percent of the forward rate agreement was liquidated resulting in a gain of $3.9 million. At September 30, 1996, the fair market value of the remaining $48.5 million notional amount of this agreement was approximately $3 million.

3.      Unconsolidated Affiliates

        A subsidiary of Southern owns 50 percent of Bear Creek Storage Company (Bear Creek), an underground gas storage company. The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.


                                                Three Months                 Nine Months
                                             Ended September 30,         Ended September 30,
                                             1996           1995         1996           1995
                                 (In Thousands)

Revenues                                     $8,924        $8,885        $27,117       $27,113
Expenses:
   Operating expenses                         1,262         1,206          3,797         3,732
   Depreciation                               1,354         1,350          4,061         4,049
   Other expenses, net                        1,441         1,560          4,335         4,718
                                             ------        ------         ------       -------

Income Reported                              $4,867        $4,769        $14,924       $14,614
                                             ======        ======        =======       =======

4.      Debt and Notes To and From Affiliates

        Unsecured Notes - As part of Sonat's cash management program, Southern regularly loans funds to or borrows funds from Sonat. Notes receivable and payable are in the form of demand notes with rates reflecting Sonat's return on funds loaned to its subsidiaries, average short-term investment rates and cost of borrowed funds. In certain circumstances, these notes are subordinated in right of payment to amounts payable by Sonat under certain long-term credit agreements. For cash management purposes, in September, Southern began borrowing from its subsidiaries in order to eliminate the loan from its parent.

        Southern has available short-term lines of credit of $50 million for a period of 364 days. Borrowings are available through May 27, 1997, and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At September 30, 1996, no amounts were outstanding.

5.      Commitments and Contingencies

        Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At September 30, 1996, Southern's rates are established by the Customer Settlement and a FERC order effective for parties contesting the Customer Settlement and are not subject to refund (see discussion below).

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

        In an order issued on September 29, 1995, (the Settlement Order), the FERC approved a comprehensive settlement (the Customer Settlement) that Southern had filed on March 15, 1995. The Customer Settlement, which is effective as to all Southern's customers, except one customer representing approximately 2 percent of the firm transportation capacity on Southern's system, resolved all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The four major rate cases resolved by the Customer Settlement cover consecutive periods beginning September 1, 1989. In May 1996, the Settlement became final and Southern credited in the aggregate the full amount of Southern's rate reserves as of February 28, 1995, plus interest, less certain amounts withheld for potential refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. The total credit recorded in May 1996 amounted to $164 million. Southern implemented reduced settlement rates effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998. The Settlement also provides for Southern to recover $363 million of GSR costs incurred or reserved as of September 30, 1996, and 50 percent of future GSR costs that Southern may incur thereafter, which future costs the Company believes will not be material to its financial position or results of operations.

        Several parties that opposed the Customer Settlement had filed with the FERC requests for rehearing of the Settlement Order. On April 11, 1996, the FERC denied those requests for rehearing of the Settlement Order and also decided certain issues in prior rate proceedings that affect the contesting parties to the Customer Settlement (April 11 Order). Pursuant to the April 11 Order, Southern made refunds to the contesting parties in May 1996 covering various rate periods from January 1, 1991, through December 31, 1995. Southern was adequately reserved for these refunds. The only issues remaining to be litigated at the FERC by the one remaining contesting party concern the recoverability of certain GSR and other transition costs under Order No. 636, which would not be material even if such issues were determined adversely to Southern. The contesting party, and one other entity that may potentially compete with Southern in providing storage services, have each appealed the April 11 Order and the Settlement Order to the D.C. Circuit Court of Appeals. Although there can be no assurances, the Company believes that the Settlement Order and the April 11 Order should be upheld on appeal.

        Sea Robin - In January 1995, Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC a petition for a declaratory ruling that the Sea Robin pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995, the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC on June 26, 1996. Sea Robin filed on August 15, 1996, for judicial review of the orders denying its petition.

        Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. On July 31, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act. Sea Robin is unable to predict the outcome of this proceeding, but any reduction in Sea Robin's rates as a result of this complaint can be implemented only on a prospective basis and any such change is not expected to be material to the Company's financial position or results of operations.

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

        Southern continues to pursue opportunities to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern filed an application on January 24, 1996, with the FERC seeking approval to expand its pipeline system to provide firm gas transportation service to three existing customers and to two new customers in North Alabama. The proposed
76-million-cubic-feet-per-day expansion is supported by long-term firm transportation agreements, including the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The earliest in-service date for the proposed expansion, which requires FERC approval, would be November 1997. The company that currently provides transportation service to the cities of Huntsville and Decatur has challenged this project in Alabama state court and with the FERC.

        In May 1996, Southern filed an application with the FERC to expand its pipeline system in Zone 3 of its market area. This $36 million expansion will enable Southern to provide additional firm transportation services totaling 46 million cubic feet per day to 11 customers in Georgia and Tennessee. If FERC approval is received, the in-service date for this firm transportation service is expected to be November 1997.

        In 1996, Southern formed Destin Pipeline Company Inc., a wholly owned subsidiary. Destin filed an application with the FERC seeking authorization to construct, own, and operate a large-diameter interstate pipeline system to transport approximately one billion cubic feet of gas per day from the deepwater and corridor areas being developed in the eastern Gulf of Mexico for delivery to pipeline interconnections in central Mississippi. The estimated capital cost of the facilities is $294 million. Destin Pipeline has requested preliminary regulatory approval for the project by January 1997 so that commercial agreements can be entered into in early 1997. Engineering would be completed during 1997, and construction would begin in 1998. The projected in-service date is scheduled for January 1999. In addition to FERC authorization, Southern is seeking, but does not yet have, contractual commitments to support the project.

Operations

                                                        Three Months                  Nine Months
                                                 Ended September 30,          Ended September 30,
                                                1996          1995           1996          1995
                                                                  (In Millions)

Revenues:
   Gas sales                                   $ 39.8        $ 44.9         $154.4        $138.9
   Market transportation and
      storage                                    76.9          75.4          237.4         243.9
   Supply transportation                         12.5          12.7           35.8          38.6
   Other                                         13.0          41.5          180.8          63.2
                                                -----        ------         ------        ------
      Total Revenues                            142.2         174.5          608.4         484.6
                                               ------        ------         ------        ------

Costs and Expenses:
   Natural gas cost                              39.2          44.7          151.2         137.1
   Transition cost recovery                       7.3          32.3          160.4          40.7
   Operating and maintenance                     24.6          23.2           66.9          63.5
   General and administrative                    18.9          20.5           58.9          61.1
   Depreciation and amortization                 11.3          12.3           36.1          39.8
   Taxes, other than income                       4.7           4.8           14.0          14.9
                                                 ----        ------          -----        ------
                                                106.0         137.8          487.5         357.1
                                               ------        ------         ------        ------
      Operating Income                         $ 36.2        $ 36.7         $120.9        $127.5
                                               ======        ======         ======        ======

Equity in Earnings of
   Unconsolidated Affiliates                    $ 2.3        $  2.3          $ 7.2        $  7.1
                                                =====        ======          =====        ======

                                                              (Billion Cubic Feet)
Volumes:
   Intrastate gas sales                             2              1             6             5
   Market transportation                          133            143           483           448
                                                  ---            ---           ---           ---
      Total Market Throughput                     135            144           489           453
   Supply transportation                           77            101           242           288
                                                  ---            ---           ---           ---
      Total Volumes                               212            245           731           741
                                                  ===            ===           ===           ===

   Transition gas sales                            16             21            51            70
                                                  ===            ===           ===           ===



Quarter-to-Quarter Analysis

        Operating results for the third quarter of 1996 were relatively flat compared with the prior year. Gas sales revenues and natural gas cost decreased compared with the 1995 third quarter due to declining transition gas sales from supply remaining under contract partially offset by higher prices. Both other revenue and transition cost recovery in the 1995 period include a $17.7 million adjustment related to the Customer Settlement. The adjustment did not impact operating income. General and administrative expenses decreased due to lower employee benefit expenses, including stock-based compensation. Depreciation and amortization in the 1996 period includes a favorable $0.9 million adjustment related to a change in the estimated life of leasehold improvements.

Year-to-Date Analysis

        Operating results for the nine-month period decreased $6.6 million primarily because incremental revenues from the sale of firm transportation capacity were collected in the 1995 period prior to revised rates going into effect on March 1, 1995. The 1995 period also included positive adjustments to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations and the reduction of a take-or-pay liability.

        Gas sales revenues and natural gas cost increased compared with the 1995 period reflecting higher gas prices on transition gas sales from supply remaining under contract. Supply transportation revenues decreased due to lower supply-area transportation volumes. Both other revenue and transition cost recovery in the 1996 period include $163.9 million recorded as a result of Southern's Customer Settlement becoming final. Depreciation and amortization decreased in the 1996 period due to lower rates implemented March 1, 1995, and the adjustments discussed in the preceding paragraph.

Natural Gas Sales and Supply

        Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern has terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Some of the remaining contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 92 percent and 85 percent in 1996 and 1997, respectively, of the purchase commitments described below. Of such purchase commitments, the percent that is priced in excess of current spot-market prices is 1 percent in 1996, 2 percent in 1997, 8 percent in 1998, and substantially all of the volumes for years thereafter. (See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of price differential GSR costs.) Pending the termination of these remaining supply contracts, Southern has sold a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

     Southern's purchase commitments under its remaining gas supply contracts for the remainder of 1996 and years 1997 through 2000 are estimated as follows:

                                                                  Estimated
                                                                   Purchase
                                                                  Commitments
                                                                 (In Millions)

        1996                                                          $ 72
        1997                                                           137
        1998                                                            22
        1999                                                            22
        2000                                                            19

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

Rate Matters

        The Customer Settlement resolves, as to all of Southern's customers except one contesting party that represents approximately 2 percent of Southern's firm transportation volumes, all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.

Other Income Statement Items

                                                  Three Months                   Nine Months
                                               Ended September 30,           Ended September 30,
                                                1996          1995           1996          1995
                                                                 (In Millions)


Other Income-Other                              $ 4.9         $ 0.3          $ 5.7         $ 0.4


        The increase in Other in the 1996 periods compared to the same periods in 1995 is attributable to the recognition of a $3.9 million gain on partial termination of an interest rate swap and AFUDC-Equity associated with Southern's pipeline expansion projects in the 1996 periods.


Interest:
   Interest income                              $ 1.3        $  1.8          $ 4.6         $ 6.7
   Interest expense                              (8.4)        (10.7)         (30.7)        (31.6)
   Interest capitalized                           0.3             -            0.6           0.1
                                                 ----            ---          ----          ----

                                               $ (6.8)       $ (8.9)        $(25.5)       $(24.8)
                                               ======        ======         ======        ======


        Net interest expense in 1996 decreased for the three-month period, but increased slightly for the nine-month period. Interest income decreased in both periods due to lower average balances of loans to affiliates. Interest expense decreased in both periods due to lower average reserve balances in 1996. Partly offsetting was an increase in interest expense in both 1996 periods related to higher average debt levels with its parent.


Income Taxes                                   $ 13.7        $ 11.7         $ 41.4        $ 42.4


        The change in income taxes in both periods was due to the change in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                                                 Nine Months
                                                                             Ended September 30,
                                                                             1996          1995
                                                                                (In Millions)


Operating Activities                                                        $ 90.1         $44.7


        Cash flow from operations increased $45.4 million compared to the 1995 period. The 1996 period had much lower GSR payments, primarily resulting from a $45.0 million payment in February 1995. Slightly offsetting were net refunds to customers, which were $15.0 million higher in the current period. In addition, the current period includes a tax refund of $8.9 million while the 1995 period includes the payment of $13.0 million related to prior period taxes. Operating results were essentially level in both periods.

        Other than the higher payments discussed above, the change in gas supply realignment costs was attributable to the recording of the Customer Settlement in the second quarter of 1996. The change in accounts payable is primarily attributable to lower volumes of natural gas purchased in the current period. The change in inventories is due to Southern's system expansions. The increase in other current assets and liabilities is primarily attributable to the amortization of operating prepayments in the current period. In addition, the change in reserves for regulatory matters, and other is due to the settlement accounting, which were essentially offsetting among these captions.


                                                                                 Nine Months
                                                                             Ended September 30,
                                                                             1996          1995
                                                                                (In Millions)


Investing Activities                                                        $(30.0)        $ 1.6


        Investing activities required $30.0 million of net cash in 1996 compared to providing $1.6 million in 1995. Due to system expansions, capital expenditures increased to $94.9 million in 1996 from $36.8 million in the 1995 period. Partly offsetting the increase in capital expenditures was a decrease in Southern's loans to its parent (see Note 4 of the Notes to Condensed Consolidated Financial Statements).


Financing Activities                                                        $(59.0)       $(43.2)


     Financing activities used $59.0 million in 1996 compared to $43.2 million in 1995. The change was due to loan repayments by Southern to its parent in the 1996 period.

Capital Resources

        At September 30, 1996, Southern had available $50 million under lines of credit. Southern also has a shelf registration with the Securities and Exchange Commission for up to $200 million in debt securities, of which $100 million has been issued.

        Southern expects to use cash from operations, borrowings in the public or private markets or loans from affiliates to finance future capital or other corporate expenditures.

FINANCIAL RISK MANAGEMENT

        Southern faces exposure to financial market risks, primarily interest rate risk. Use of derivatives to manage this risk is governed by a set of policies approved by the Sonat Board of Directors. These policies prohibit speculative transactions and require all counterparties to be approved by the Board. In anticipation of a future borrowing, Southern has entered into a forward rate agreement to hedge its interest rate risk (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

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

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings

        The Company reported in Item 5 of Part II of the Company's Report of Form 10-Q for the quarter ended June 30,1996, that it is one of many defendants in an action styled Jack J. Grynberg, et al. v Alaska Pipeline Company, et al.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits(1)

Exhibit
Number                Exhibits

10 Amendatory Agreement dated August 23, 1996, to Service Agreement No. 902470 dated September 1, 1994, as amended March 1, 1995; No. 904460 dated November 1, 1994, as amended June 1, 1995; and Nos. 904461 and S20150 dated November 1, 1994, as amended March 1, 1995, between Southern Natural Gas Company and Atlanta Gas Light Company, filed as Exhibit 10 to Form 10-Q of Sonat Inc. for the quarter ended September 30, 1996

12*            Computation of Ratio of Earnings to Fixed Charges

27*            Financial Data Schedules for the period ended September 30, 1996
------------
*  Filed herewith


(b)     Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended September 30, 1996.







     ------------------- (1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to R. David Hendrickson, Secretary, Southern Natural Gas Company, P.
O. Box 2563, Birmingham, Alabama, 35202-2563.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES




                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Southern Natural Gas Company



Date:        November 7, 1996                    By:   /s/ Thomas W. Barker, Jr.
       ---------------------------                    --------------------------
                                                         Thomas W. Barker, Jr.
                                                         Treasurer

                                                   (Principal Financial Officer)



Date:        November 7, 1996                    By:   /s/ Norman G. Holmes
       ---------------------------                    ---------------------
                                                      Norman G. Holmes
                                                   Vice President & Controller

                                                  (Principal Accounting Officer)