Form 10-K405
period 1996-12-31
SOUTHERN NATURAL GAS CO
filed 1997-03-21
CIK 92232

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE
        OCTOBER 7, 1996]

        For the fiscal year ended December 31, 1996

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                  NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS              WHICH REGISTERED
     -------------------          ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS OF JANUARY 31, 1997 -- NONE (ALL VOTING STOCK OF THE REGISTRANT IS HELD BY ITS PARENT COMPANY, SONAT INC.)
                  NUMBER OF SHARES OF COMMON STOCK, $3.75 PAR
                VALUE, OUTSTANDING ON JANUARY 31, 1997 -- 1,000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================

                          SOUTHERN NATURAL GAS COMPANY

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

  ITEM                                                                    PAGE
  ----                                                                    ----
PART I

Item  1.    Business....................................................    I-1
              Order No. 636 Restructuring...............................    I-1
              Customer Settlement.......................................    I-2
              Storage Fields............................................    I-2
              Markets -- Transportation and Sales.......................    I-3
              Markets -- System Expansions..............................    I-4
              Gas Supplies..............................................    I-5
              Potential Royalty Claims..................................    I-5
              Sea Robin Pipeline Company................................    I-5
              South Georgia Natural Gas Company.........................    I-6
              Competition and Current Business Conditions...............    I-6
              Governmental Regulation...................................    I-7
                Rate and Regulatory Proceedings.........................    I-7
              Environmental Matters.....................................    I-9
              Forward-Looking Statements................................    I-9
Item 2.     Properties..................................................    I-9
Item 3.     Legal Proceedings...........................................    I-9
Item 4.     Submission of Matters to a Vote of Security Holders........Omitted*

PART II

Item 5.     Market for Registrant's Common Equity and Related              II-1
            Stockholder Matters.........................................
Item 6.     Selected Financial Data.....................................   II-2
Item 7.     Management's Discussion and Analysis of Financial Condition    II-3
              and Results of Operations.................................
Item 8.     Financial Statements and Supplementary Data.................  II-14
Item 9.     Changes in and Disagreements with Accountants on Accounting   II-34
              and Financial Disclosure..................................

PART III
Item 10.    Directors and Executive Officers of the Registrant.........Omitted*
Item 11.    Executive Compensation.....................................Omitted*
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.................................................Omitted*
Item 13.    Certain Relationships and Related Transactions.............Omitted*

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K............................................................IV-1

---------------

* Item Nos. 4, 10, 11, 12 and 13 have been omitted in reliance upon General Instruction J(1) and (2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     The principal business of Southern Natural Gas Company ("Southern" or the "Company"), which is a wholly owned subsidiary of Sonat Inc. ("Sonat"), is the transmission of natural gas in interstate commerce. Southern, including its subsidiaries, owns 9,055 miles of interstate pipeline. Its interstate pipeline system has a certificated daily delivery capacity of 2.4 billion cubic feet ("Bcf") of natural gas. Southern's interstate pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama, and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. Southern also has pipeline facilities offshore Texas connecting gas supplies to other pipelines that transport such gas to Southern's system. A map of Southern's pipeline system, including pipelines of its subsidiaries, appears on page I-8.

     Southern's interstate pipeline business is subject to regulation by the Federal Energy Regulatory Commission ("FERC"), the U.S. Department of Energy's Economic Regulatory Administration (the "ERA"), and the U.S. Department of Transportation under the terms of the Natural Gas Policy Act of 1978 (the "NGPA"), the Natural Gas Act (the "NGA"), and various pipeline safety and environmental laws. See "Governmental Regulation" below for information concerning the regulation of natural gas transmission operations.

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

     At March 1, 1997, Southern and its subsidiaries employed approximately 780 people.

     Southern's principal executive offices are located at 1900 Fifth Avenue North, AmSouth-Sonat Tower, Birmingham, Alabama 35203, and its telephone number is (205) 325-7410.

Order No. 636 Restructuring

     In 1992 the FERC issued its Order No. 636, which required interstate natural gas pipeline companies, including Southern and South Georgia Natural Gas Company ("South Georgia"), a wholly owned interstate pipeline subsidiary of Southern, to make significant changes in the way they provide services, which included separating (unbundling) their sales, transportation, and storage services. Interstate pipeline companies, including Southern, incurred, and in certain limited instances are continuing to incur, certain costs ("transition costs") as a result of Order No. 636, the principal one being costs related to amendment or termination of, or purchases of gas at above-market prices under, existing gas purchase contracts, which are referred to as gas supply realignment ("GSR") costs.

     As of December 31, 1996, Southern had either paid or accrued $276 million in GSR costs (including interest) either to reduce significantly the price payable under or to terminate a number of gas supply contracts providing for payment of above-market prices. In addition to its GSR costs relating to termination or amendment of its remaining gas supply contracts, Southern has incurred and expects to continue to incur certain price differential GSR costs resulting from Southern's continued purchase of gas under its remaining supply contracts that provide for prices in excess of current market prices. As of December 31, 1996, Southern had incurred $85 million in price differential costs.

     Beginning in December 1993 Southern has made a number of filings with the FERC seeking to recover GSR costs paid through various periods prior to the filings. In each instance, the FERC has accepted Southern's filing subject to refund, and subject to a determination through a hearing before an administrative law judge regarding whether such costs were prudently incurred and are eligible for recovery under Order No. 636. Southern's customers had generally opposed its recovery of its GSR costs in these proceedings based on both eligibility and prudence grounds.

Customer Settlement

     In an order issued on September 29, 1995 (the "Settlement Order"), the FERC approved a comprehensive settlement (the "Customer Settlement") that is effective as to all of Southern's customers, except one customer representing approximately two percent of the firm transportation capacity on Southern's system. The Customer Settlement resolved all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The four major rate cases resolved by the Customer Settlement cover consecutive periods beginning September 1, 1989. In May 1996 the Customer Settlement became final, and Southern credited in the aggregate the full amount of Southern's rate reserves as of February 28, 1995, plus interest, less certain amounts withheld for potential refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. The total credit recorded in May 1996 amounted to $164 million. Southern implemented reduced settlement rates effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998, but requires Southern to file a new rate case no later than September 1, 1999. The Customer Settlement also provides for Southern to recover $363 million of GSR costs incurred or reserved as of December 31, 1996, and 50 percent of GSR costs that Southern may incur thereafter. The Company believes that future GSR costs that may be borne by it will not be material to its financial position or results of operations.

     Several parties that opposed the Customer Settlement had filed with the FERC requests for rehearing of the Settlement Order. On April 11, 1996, the FERC denied those requests for rehearing of the Settlement Order and also decided certain issues in prior rate proceedings that affect the contesting parties to the Customer Settlement (the "April 11 Order"). Pursuant to the April 11 Order, Southern made refunds to the contesting parties in May 1996 covering various rate periods from January 1, 1991, through December 31, 1995. Southern was adequately reserved for these refunds. The only issues remaining to be litigated at the FERC by the one remaining contesting party concern the recoverability of certain GSR and other transition costs under Order No. 636, which would not be material even if such issues were determined adversely to Southern. The contesting party, and one other entity that may potentially compete with Southern in providing storage services, have each appealed the April 11 Order and the Settlement Order to the D.C. Circuit Court of Appeals. Although there can be no assurances, the Company believes that the Settlement Order and the April 11 Order should be upheld on appeal.

Storage Fields

     Southern owns and operates Muldon Storage Field ("Muldon"), a large underground natural gas storage field in Mississippi connected to its pipeline system. Based on operating experience, Southern had sought to have 21 Bcf of the certificated working storage capacity of Muldon reclassified to cushion gas, resulting in a certificated working storage capacity of 31 Bcf of gas. The FERC approved Southern's reclassification as part of the Customer Settlement. Southern agreed to review, in the fall of 1995 and 1996, the amount of storage at Muldon that had been reclassified to cushion gas and to report its conclusions to its customers. If, as a result of either review, Southern had determined that additional working storage capacity could have been made available to its customers, it would have been required promptly to offer such capacity to them. In January of 1996 and 1997, however, Southern informed its customers that the results of its 1995 and 1996 reviews supported the reclassification and that Southern proposed no adjustment to the total level of working storage gas at Muldon. Consequently, the reclassification of 21 Bcf of working storage gas to cushion gas at Muldon cannot be challenged until Southern files a new general rate case.

     Bear Creek Storage Company ("Bear Creek"), an unincorporated joint venture between wholly owned subsidiaries of Southern and Tennessee Gas Pipeline Company ("Tennessee"), a subsidiary of El Paso Energy Corporation, an unaffiliated company, each of which is a 50-percent participant, owns a large underground natural gas storage field located in Louisiana that is operated by Southern and provides storage service to

Southern, Tennessee, and their customers. The Bear Creek Storage Field has a total certificated working storage capacity of 65 Bcf of gas, half of which is committed to Southern. At December 31, 1996, Bear Creek's gross facilities cost was $247,785,000, its net facilities cost was $154,388,000, and its participants' equity was $97,677,000. Southern had an investment in Bear Creek, including its equity in undistributed earnings, of $48,838,000 at December 31, 1996.

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

     Transportation service is rendered by Southern for its distribution customers, direct industrial customers and other end-users, gas producers, other gas pipelines, and gas marketing and trading companies. Southern provides transportation service in both its gas supply and market areas. During 1996 Southern transported gas to nine gas distribution companies, to 101 municipal distributors and gas districts, to eight connecting interstate pipeline companies, and to 69 industrial end-users. The principal industries served directly by Southern's pipeline system and indirectly through its customers' distribution systems include the chemical, pulp and paper, textile, primary metals, stone, clay, and glass industries.

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

     Transportation volumes in 1996 for Southern and all of its subsidiaries were 983 Bcf, compared with transportation volumes in 1995 of 1,016 Bcf. Sales to distribution customers, including municipalities and gas districts, accounted for most of 1996 sales of 77 Bcf and 1995 sales of 93 Bcf. With the exception of eight Bcf of sales made by Sonat Intrastate-Alabama Inc., a wholly owned subsidiary of Southern prior to January 1, 1997, in each of 1996 and 1995, the volumes associated with the 1996 and 1995 sales are not accounted for as sales volumes, but rather are included in transportation volumes because, as required by Order No. 636, all sales are now made at the receipt points where the gas enters Southern's pipeline system.

     Southern has firm transportation contracts with its largest customer, Atlanta Gas Light Company, and its subsidiary, Chattanooga Gas Company, for an aggregate of 787 million cubic feet per day under primary terms extending for various periods through February 28, 1999, to April 30, 2007. Alabama Gas Corporation, Southern's second largest customer, has executed firm transportation contracts for a total of 393 million cubic feet per day under primary terms extending for various periods through October 31, 1998, to October 31, 2008. Southern has firm transportation contracts with South Carolina Pipeline Corporation, its third largest customer, for a total of 188 million cubic feet per day under primary terms extending for various periods through March 31, 1999, to October 31, 2003. Southern's other customers have contracted for firm transportation services for terms ranging from one to ten or more years. As a result, substantially all of the firm transportation capacity currently available in Southern's two largest market areas is fully subscribed.

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

     Transportation and sales by Southern to two distribution customers, Atlanta Gas Light Company and its subsidiary, Chattanooga Gas Company, and Alabama Gas Corporation, accounted for approximately 23 percent and 11 percent, respectively, of Southern's 1996 consolidated revenues. Atlanta and Alabama Gas were the only two customers that accounted for ten percent or more of Southern's consolidated revenues for 1996.

     For additional information regarding Southern's transportation and sales of gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report.

Markets -- System Expansions

     Southern is aggressively attempting to expand its pipeline system in its traditional market area and to connect new gas supplies. Southern received approval from the FERC in December 1995 to expand its north main pipeline system to provide approximately 27 million cubic feet per day of additional firm transportation. This increase in capacity is supported by 10-year firm transportation agreements with 15 customers in Alabama, Georgia, and Tennessee. The in-service date of this $16 million expansion project was November 1, 1996.

     Southern filed an application on January 24, 1996, with the FERC seeking approval to extend its pipeline system to provide firm gas transportation service to customers in North Alabama. Most of the proposed 76 million cubic feet per day expansion is supported by long-term firm transportation agreements with the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively. The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The proposed expansion, which requires FERC approval, is scheduled to be in service during the winter of 1997-98. The company that currently provides transportation service to the City of Huntsville has filed suit against Southern and Huntsville seeking to have Southern's service agreement with Huntsville set aside, alleging that the parties violated Alabama's competitive bid law since the contract was not subjected to competitive bidding in accordance with such law. Southern's position that the competitive bid law does not apply to the contract was upheld by the trial court, whose summary judgment decision in favor of Southern and the City of Huntsville is now on appeal to the Alabama Supreme Court. See Item 3. Legal Proceedings below. This company has also opposed the system expansion application at the FERC. Although there is no assurance that Southern will prevail in either forum, Southern believes that its position in the state court proceeding will be upheld and that the FERC should grant approval of its application.

     In October 1995 Southern received FERC approval for a production area expansion project with a capital cost of $14 million. Southern installed 9,400 horsepower of additional compression at its Toca, Louisiana compressor station south of New Orleans and certain receipt and delivery point facilities in order to increase its capacity to transport gas supplies on its offshore Louisiana supply system through Toca by 140 million cubic feet per day. This expansion is supported by a 10-year firm transportation agreement with Shell Offshore Inc. The necessary compression facilities for this project have been completed, but certain of the receipt-point facilities are not expected to be completed before April 1, 1997.

     In early 1995 Southern initiated an open season to obtain customer commitments to expand its system in order to meet increased demand for natural gas in the Southeast. As a result of the open season, Southern executed contracts for additional firm transportation services totaling approximately 46 million cubic feet per day with 11 customers in Georgia and Tennessee. Southern filed an application for authorization to construct and operate the necessary facilities for this $36 million project in May 1996. If timely FERC approval is received, the in-service date for the firm transportation service is expected to be November 1997.

     In December 1996 Southern, Amoco Pipeline Company, and Shell Gas Pipeline Company announced their intent to construct the Destin Pipeline, a $300 million project that will begin offshore in Main Pass Block 260 and extend northward into Mississippi, intersecting five interstate pipelines, including Southern. This pipeline will be owned equally by Southern and affiliates of Amoco Pipeline and Shell Gas Pipeline and will have one billion cubic feet of daily capacity when completed. Subject to receipt of the necessary FERC approval, construction is scheduled to begin in late 1997 and the system could begin service as early as mid-1998. When the system is completed, Southern will operate the pipeline. The execution of definitive agreements is expected to occur in early 1997.

     In December 1996 Southern also concluded a systemwide open season to obtain customer commitments to expand its system. Southern currently has received firm transportation commitments totaling 65 million cubic feet of natural gas per day from 15 customers in eastern Tennessee, Georgia, and Alabama and additional customers may join this project. Therefore, the capital investment associated with this project is uncertain. Additionally, existing customers will be given the option to release firm capacity that comes up for renewal during the next three years to meet the needs of this project. The necessary FERC approval will be sought in an application that is expected to be filed in May 1997, with the project scheduled to go in service in November 1998.

Gas Supplies

     During 1996 Southern reduced the number of its existing long-term gas supply contracts from 15 to seven. As a result of the prohibition in Order No. 636 against interstate pipelines providing bundled merchant services, Southern does not anticipate at this time that it will enter into new gas purchase contracts in order to continue to provide a merchant sales service. Except for the sales of its remaining gas supply described above, Southern's participation in gas supply activities will be limited to the purchase and sale of minimal volumes of gas from time to time as may be required for system management purposes, and activities related to the attachment of new gas supplies to its system so that the shippers on Southern's system will have the opportunity to purchase those supplies in order to meet their requirements.

Potential Royalty Claims

     In connection with certain of its settlements of take-or-pay claims made by producers during the 1980s, Southern indemnified the producers against various potential claims related to the settlement that might be made by royalty owners. Southern has thus far been notified by several producers of potential royalty claims under the indemnity provisions of various settlement agreements. The claims for which Southern may have to indemnify these producers have been asserted by both private lessors with respect to onshore leases and by the Minerals Management Service of the U.S. Department of the Interior with respect to federal offshore and Indian leases. Southern has spent approximately $1.2 million to date in settlement of claims of this type. Under the terms of a 1988 take-or-pay recovery settlement with Southern's customers, Southern is entitled to seek recovery of a portion of such costs related to federal offshore or Indian leases under the FERC's Order No. 500 cost-sharing procedures. The customers are entitled, however, to challenge any effort by Southern to recover those costs. Southern is unable to state whether any additional royalty claims based on Southern's indemnification provisions in its take-or-pay settlements will be asserted or to predict the outcome of any such claims or resulting litigation or of Southern's efforts to recover from its customers any amounts it may pay, but believes that these claims will not have a material adverse effect on Southern's financial condition or results of operations.

Sea Robin Pipeline Company

     Sea Robin Pipeline Company ("Sea Robin"), a wholly owned subsidiary of Southern, owns and operates a 438-mile pipeline system located in the Gulf of Mexico through which it gathers natural gas and condensate for others and delivers those products to shore for condensate removal and gas processing and redelivery to five downstream transmission pipelines and one independent storage company. See the system map on page I-8. Sea Robin is a transportation-only pipeline that has restructured in compliance with FERC Order No. 636. Sea Robin transported approximately 243 Bcf of natural gas in 1996 compared to 302 Bcf in 1995. These Sea Robin volumes are included within the Southern transportation volumes discussed earlier.

     In January 1995 Sea Robin filed with the FERC a petition for a declaratory order that its pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995 the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC on June 26, 1996. Sea Robin filed a petition with the Fifth Circuit Court of Appeals on August 15, 1996, for judicial review of the orders denying its petition.

     Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. On August 2, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act and requiring that an initial decision be issued by May 2, 1997. On December 31, 1996, Sea Robin filed a proposed settlement of the complaint proceeding pursuant to which it would voluntarily reduce its transportation rates by $.0042 per Dekatherm, calculated on a 100 percent load factor basis, effective January 1, 1997. The settlement is supported by the FERC Staff and one of two groups of active intervenors, but is opposed by the complainant shippers, who are the other group of active intervenors. By order dated February 7, 1997, the Presiding Administrative Law Judge certified the settlement to the FERC Commissioners. Sea Robin is unable to predict the outcome of this proceeding, but if the proposed settlement is not approved, any reduction in Sea Robin's rates can be implemented only on a prospective basis and any such change is not expected to be material to the Company's financial position or results of operations.

South Georgia Natural Gas Company

     South Georgia, a wholly owned subsidiary of Southern, owns and operates a 909-mile interstate natural gas transmission system located in eastern Alabama, southern Georgia, and the Florida Panhandle. See the system map on page I-8. As described above, South Georgia has restructured pursuant to Order No. 636 and is a transportation-only pipeline. South Georgia transported approximately 37 Bcf of natural gas in 1996 compared to 38 Bcf in 1995. These South Georgia volumes are included within the Southern transportation volumes discussed earlier.

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

     Natural gas is sold in competition principally with fuel oil, coal, liquefied petroleum gases, electricity, and heavy crude oil. An important consideration in Southern's markets is the ability of natural gas to compete with alternate fuels. Residual fuel oil, the principal competitive alternate fuel in Southern's market area, has been at certain times in the past, and may be at times in the future, priced at or below the comparable price of natural gas in industrial and electric generation markets. Some parts of Southern's market area are also served by one or more other pipeline systems that can provide transportation as well as sales service in competition with Southern. Southern's three largest customers are all able to obtain a portion of their natural gas requirements through transportation by other pipelines.

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

Governmental Regulation

     Southern and its interstate transmission subsidiaries are subject to regulation by the FERC and by the Secretary of Energy under the NGA, the NGPA, and the Department of Energy Organization Act of 1977 (the "DOE Act").

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

     Regulation of the importation of natural gas and LNG is vested in the Secretary of Energy, who has delegated various aspects of this import jurisdiction to the FERC and the ERA.

     Southern and its natural gas transmission subsidiaries are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline and LNG plant safety requirements, and to the National Environmental Policy Act and other environmental legislation. Each of them has a continuing program of inspection designed to keep all of their facilities in compliance with pollution control and pipeline safety requirements and believe that they are in substantial compliance with applicable requirements. Southern's capital expenditures to comply with environmental and pipeline safety regulations were approximately $8 million in both 1996 and 1995. Southern anticipates that such expenditures will be approximately $12 million in 1997.

     Rate and Regulatory Proceedings. Various matters pending before the FERC, or before the courts on appeal from the FERC, relating to, or that could affect, Southern or one or more of its subsidiaries are described in Part II of this report in Note 8 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Rate Matters," which are incorporated herein by reference. As described in Note 8, Southern filed with the FERC on March 15, 1995, a Customer Settlement (described above), which was approved by the FERC in a Settlement Order issued September 29, 1995 (described above), that would resolves all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636, except for one contesting party that represents approximately two percent of Southern's firm transportation volumes.

                                      [MAP]

Environmental Matters

     Various environmental matters relating to, or that could affect, Southern or one or more of its subsidiaries are described in Part II of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Issues," which is incorporated herein by reference.

Forward-Looking Statements

     From time to time the Company may make or publish forward-looking statements relating to such matters as anticipated financial performance, business plans and prospects, objectives, future projects, and similar matters. This report, including the information incorporated by reference herein, contains such forward-looking statements. These forward-looking statements are based on assumptions that the Company believes are reasonable. A variety of factors, however, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

     Important factors that could cause actual results to differ include the timing and extent of changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans, the pace of deregulation of retail natural gas and electricity markets in the United States, and the success of management's cost reduction activities. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

     The success of the Company's expansion projects in its natural gas transmission segment is dependent on obtaining both the necessary number of customer commitments for a project and regulatory approval of the project, which may encounter opposition by the staff of the FERC, environmental groups, and other customers of the Company or its local distribution customers. The Company's regulated natural gas transmission subsidiaries recover substantially all of their fixed costs, a return on equity, and income taxes in the capacity reservation component of their firm transportation rates. There can be no assurance, however, that the existing customers of the Company's natural gas transmission subsidiaries will extend their firm service agreements at the same levels when their current service agreements expire.

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

     Arcadian Corporation v. Southern Natural Gas Company and Atlanta Gas Light Company was filed in January 1992 in the U.S. District Court for the Southern District of Georgia. This lawsuit was filed against Southern and Atlanta Gas Light Company ("Atlanta") for alleged violation of the antitrust laws in connection with Southern's refusal to provide direct service to the plaintiff, Arcadian Corporation ("Arcadian"). Arcadian claims actual damages of at least $15 million, which could be trebled under the antitrust laws. Southern and Arcadian executed an agreement settling this lawsuit on November 30, 1993. The settlement provides that the lawsuit will be dismissed with prejudice upon final, nonappealable approval by the FERC of the direct connection and transportation service requested by Arcadian. Pending such approval the lawsuit has been stayed. On May 12, 1994, the FERC issued an order granting such approval. Atlanta and others sought rehearing on the May 12 order. Atlanta also filed a petition for review of such order in the

11th Circuit Court of Appeals. The FERC denied the requests for rehearing in an order issued on November 26, 1996, and Atlanta and another customer have also filed petitions for review of that order in the 11th Circuit Court of Appeals. While management believes it has meritorious defenses and intends to defend the suit vigorously if the stay were to be lifted, given the inherently unpredictable nature of litigation and the relatively early state of discovery in the case, management is unable to predict the ultimate outcome of the proceeding if it were to go forward.

     Alabama-Tennessee Natural Gas Company v. Southern Natural Gas Company and City of Huntsville was filed in February 1996 in state court in Jefferson County, Alabama. In January of 1996 Southern entered into a 20-year service agreement with the City of Huntsville, Alabama to provide 40 million cubic feet per day of firm transportation service. In its lawsuit, Alabama-Tennessee Natural Gas Company, which currently provides natural gas transportation service to Huntsville, is seeking to have this agreement set aside, alleging that the parties violated Alabama's competitive bid law since the contract was not subjected to competitive bidding in accordance with such law. The service agreement with Huntsville supports a proposed 76 million cubic feet per day, $53 million expansion project for which Southern has filed an application seeking FERC approval. Management believes that Southern's service agreement with Huntsville is exempt from the Alabama competitive bid laws, and Huntsville has previously requested and obtained an opinion of the Attorney General of Alabama to such effect. Southern's position was upheld by the trial court, whose summary judgment decision in favor of Southern and the City of Huntsville is now on appeal to the Alabama Supreme Court, which has granted expedited consideration to the appeal.

     Southern Natural Gas Company and its wholly owned subsidiary, Sea Robin Pipeline Company, are two of seventy defendants named in Jack J. Grynberg, ex rel. v. Alaska Pipeline Company, et al., which was filed in the United States District Court for the District of Columbia. The defendants include substantially all of the interstate pipelines in the United States. Grynberg filed suit on behalf of the United States Government under 31 U.S.C. sec. 3729, et seq., commonly known as the False Claims Act, alleging that the methods used by the defendants to measure the heating content and volume of natural gas purchased by them have caused producers of natural gas to underpay royalties owed by the producers to the United States. The complaint seeks recovery of actual damages based upon the unpaid royalties, the amount of which is not specified in the complaint. Such damages may be trebled under Section 3729. Southern and Sea Robin intend to defend the suit vigorously.

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

                 Quarter                                            Total Dividends Paid
                 -------                                            --------------------
                  1996
                 First                                                    $12,400,000
                 Second                                                    12,400,000
                 Third                                                     12,400,000
                 Fourth (1)                                                62,400,000
                                                                          -----------
                                                                          $99,600,000
                                                                          ===========

                  1995
                 First                                                    $12,400,000
                 Second                                                    12,400,000
                 Third                                                     12,400,000
                 Fourth                                                    12,400,000
                                                                          -----------
                                                                          $49,600,000
                                                                          ===========

         (1) Includes a special dividend declared by Southern of $50 million.

Item 6. SELECTED FINANCIAL DATA

         Selected consolidated financial data for Southern and its subsidiaries is shown below:

                                                                      Years Ended December 31,
                                         ----------------------------------------------------------------------------
                                           1996             1995              1994              1993            1992
                                         --------         --------          --------          --------        --------
                                                                           (In Millions)
Revenues (1)                             $  776.3         $  661.6          $  727.2          $  832.6        $  728.6
Costs and Expenses (1)                      610.4            502.5             634.4             686.0           578.0
                                         --------         --------          --------          --------        --------
Operating Income                            165.9            159.1              92.8             146.6           150.6
Other Income, Net                            16.3             10.0               9.5               9.4             8.9
Interest Expense, Net                       (32.0)           (35.0)            (26.2)            (28.4)          (32.8)
                                         --------         --------          --------          --------        --------
Income Before Income Taxes                  150.2            134.1              76.1             127.6           126.7
Income Taxes                                 57.6             51.6              28.3              43.5            47.3
                                         --------         --------          --------          --------        --------
         Net Income (2)(3)               $   92.6         $   82.5          $   47.8          $   84.1        $   79.4
                                         ========         ========          ========          ========        ========

Assets                                   $1,231.1         $1,437.7          $1,375.2          $1,531.2        $1,425.7
                                         ========         ========          ========          ========        ========

Debt Maturing Within One Year            $    8.2         $   21.9          $    7.0          $  107.3        $    6.8
Long-Term Debt                              310.5            317.6             323.9             329.4           435.5
Stockholder's Equity                        567.2            574.1             519.2             620.0           585.5
                                         --------         --------          --------          --------        --------
Total Capitalization                     $  885.9         $  913.6          $  850.1          $1,056.7        $1,027.8
                                         ========         ========          ========          ========        ========



         (1) Revenues and costs and expenses in 1996 include $163.9 million as a result of the offset of rate reserves against gas supply realignment (GSR) costs as provided in Southern's Customer Settlement.

         (2) Net income in 1995 includes a loss of $6.8 million on unrecoverable gas contract realignment costs at Southern.

         (3) Net income in 1994 includes a charge of $16.6 million related to Southern's Customer Settlement and GSR costs and $20.6 million related to a reduction in work force and other matters.

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

         Southern is aggressively attempting to expand its pipeline system in its traditional market area and to connect new gas supplies. In late 1995 Southern's East Tennessee expansion was placed in service. This $11 million project provides approximately 14 million cubic feet per day of firm transportation volumes to a group of new customers that signed 10-year contracts. Additionally, in November 1996, Southern placed in service a $16 million expansion providing approximately 27 million cubic feet per day of additional firm capacity to 15 customers in Alabama, Georgia and Tennessee. Southern also completed another project that enhances its customers' ability to access new supplies being developed offshore Louisiana. This $14 million project added 140 million cubic feet per day of firm capacity, making it a very low-cost way for producers to transport their growing Gulf of Mexico natural gas production into the U.S. pipeline grid.

         Southern filed an application on January 24, 1996, with the FERC seeking approval to expand its pipeline system to provide firm gas transportation service to three existing customers and to two new customers in North Alabama. Most of the proposed 76-million-cubic-feet-per-day expansion is supported by long-term firm transportation agreements with the cities of Huntsville and Decatur, which have executed 20-year service agreements for 40 million cubic feet per day and 25 million cubic feet per day, respectively.
The $53 million project includes 118 miles of new pipeline and additional compression on Southern's existing system. The earliest in-service date for the proposed expansion, which requires FERC approval, would be November 1997. The company currently providing transportation service to the cities of Huntsville and Decatur has challenged this project in Alabama state court proceedings and with the FERC. Southern's position was upheld by the trial court in the state court proceedings, whose summary judgment decision in favor of Southern and the City of Huntsville is now on appeal to the Alabama Supreme Court, which has granted expedited consideration to the appeal.

         In May 1996, Southern filed an application with the FERC to expand its pipeline system in the eastern portion (Zone 3) of its market area. This $36 million expansion will enable Southern to provide additional firm transportation services totaling 46 million cubic feet per day to 11 customers in Georgia and Tennessee. If FERC approval is received, the in-service date for this firm transportation service is expected to be November 1997.

         In December 1996, Southern, Amoco Pipeline Company, and Shell Gas Pipeline Company announced their intent to construct the Destin Pipeline, a $300 million project that will begin offshore in Main Pass Block 260 and extend northward into Mississippi, intersecting five interstate pipelines, including Southern and Florida Gas Transmission Company. This pipeline will be owned equally by Southern and affiliates of Amoco Pipeline and Shell Gas Pipeline and will have one billion cubic feet of daily capacity when completed.
Construction is scheduled to begin in late 1997, and the system could begin service as early as mid-1998, subject to necessary governmental approvals.
When the system is completed, Southern will operate the pipeline. The execution of definitive agreements is expected to occur in early 1997.

         Southern currently has firm transportation commitments totaling 65 million cubic feet of natural gas per day from 15 customers in eastern Tennessee, Georgia and Alabama that will result in an expansion of its facilities that serve these areas. Additional customers may join this project, thus the capital investment associated with this project is uncertain. Additionally, existing customers will be given the option to release firm capacity that comes up for renewal during the next three years to meet the needs of this project. The necessary FERC approval will be sought in an application that is expected to be filed in May 1997, with the project scheduled to go in service in November 1998.

OPERATIONS

Years Ended December 31,                                             1996             1995             1994
-------------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
Revenues:
   Gas sales                                                        $210.0           $195.2           $233.7
   Market transportation and storage                                 323.2            324.5            321.0
   Supply transportation                                              46.6             50.6             36.8
   Other                                                             196.5             91.3            135.7
                                                                    ------           ------           ------
      Total Revenues                                                 776.3            661.6            727.2
                                                                    ------           ------           ------
Costs and Expenses:
   Natural gas cost                                                  206.8            191.3            229.1
   Transition cost recovery and natural
      gas purchase contract
      settlement costs                                               170.7             58.0            116.2
   Operating and maintenance                                          83.9             96.1            151.7
   General and administrative                                         82.6             85.4             72.0
   Depreciation and amortization                                      48.3             52.3             46.6
   Taxes, other than income                                           18.1             19.4             18.8
                                                                    ------           ------           ------
                                                                     610.4            502.5            634.4
                                                                    ------           ------           ------
      Operating Income                                              $165.9           $159.1           $ 92.8
                                                                    ======           ======           ======

Equity in Earnings of
   Unconsolidated Affiliates                                        $  9.6           $  9.4           $  9.0
                                                                    ======           ======           ======

                                                                             (Billion Cubic Feet)
Volumes (Note):
   Intrastate gas sales                                                  8                8                -
   Market transportation                                               660              636              551
                                                                       ---            -----              ---
      Total Market Throughput                                          668              644              551
   Supply transportation                                               315              372              335
                                                                       ---            -----              ---
      Total Volumes                                                    983            1,016              886
                                                                       ===            =====              ===

   Transition gas sales                                                 69               85              103
                                                                       ===            =====              ===

Note: Volumes for 1995 include 38 billion cubic feet of gas associated with three subsidiaries of Sonat Inc. that were transferred to Southern on January 1, 1995, which were not included in Southern's 1994 volumes.

OPERATING INCOME

         The table below shows unusual items in 1995 and 1994 that affect operating income and net income comparisons. The table is presented because Southern believes this information enhances the analysis of results of operations.

Years Ended December 31,                                             1996             1995             1994
-------------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
Operating Income                                                    $165.9           $159.1           $ 92.8
                                                                    ------           ------           ------
Unusual Items (Expense) Income Included Above:
   Rate settlement and GSR costs                                       -              (11.1)           (27.0)
   Reduction in work force and other                                   -                -              (33.5)
                                                                    ------           ------           ------
                                                                       -              (11.1)           (60.5)
                                                                    ------           ------           ------
Operating Income Excluding Unusual Items                            $165.9           $170.2           $153.3
                                                                    ======           ======           ======
Net Income as Reported                                              $ 92.6           $ 82.5           $ 47.8
                                                                    ------           ------           ------
Unusual Items (Expense) Income Included Above:
   Rate settlement and GSR costs                                       -               (6.8)           (16.6)
   Reduction in work force and other                                   -                -              (20.6)
   IRS settlement                                                      -                -                 .1
                                                                    ------           ------           ------
                                                                       -               (6.8)           (37.1)
                                                                    ------           ------           ------
Net Income Excluding Unusual Items                                  $ 92.6           $ 89.3           $ 84.9
                                                                    ======           ======           ======

         1996 VERSUS 1995. Absent the effect of an unusual item, operating income decreased 3 percent in 1996 primarily due to the receipt of incremental revenues in 1995 from the sale of firm transportation capacity prior to revised rates going into effect on March 1, 1995. Also included in 1995 are positive adjustments to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations, the reduction of a take-or-pay liability and the accrual of gas supply realignment (GSR) interest on larger recovery balances compared to 1996. These were partially offset by lower costs and additional firm transportation revenues in 1996. The unusual item in 1995 of $11.1 million increased operating and maintenance expense in recognition of Southern's share of GSR costs that were not recoverable.

         Southern's gas sales revenues and gas costs represent recognition of gas sales made from supply remaining under contract after the implementation of Order No. 636. The volumes associated with these sales are not accounted for as sales volumes, but rather are included in transportation volumes because all sales are now made at the wellhead, as required by Order No. 636.

         Gas sales revenues and natural gas cost increased compared with the 1995 period reflecting higher gas prices on transition gas sales from supply remaining under contract. Other revenue and transition cost recovery in 1996 increased by $163.9 million as a result of the offset of rate reserves against GSR costs as provided in Southern's comprehensive customer rate settlement (the Customer Settlement). Otherwise, other revenue and transition cost recovery decreased primarily due to declining billings and lower recovery rates for GSR costs. The items discussed in this paragraph had no net impact on operating income.

         Certain other items affected operating income. Supply transportation revenues decreased due to lower supply-area transportation volumes resulting from lower throughput at Sea Robin. Operating and maintenance expense in 1995 included the $11.1 million of GSR expense which was discussed earlier. General and administrative expense decreased due to lower employee related expenses despite higher stock-based compensation expense. Depreciation and amortization decreased in 1996 primarily due to lower rates implemented March 1, 1995, as a part of the Customer Settlement.

         1995 VERSUS 1994. Operating income, excluding unusual items, increased 11 percent in 1995 due to lower operating expenses and the sale of previously unsubscribed firm transportation capacity. The unusual item in 1995 of $11.1 million increased operating and maintenance expense in recognition of Southern's share of GSR costs that was not recoverable.

         Unusual items included in Southern's 1994 operating expenses consisted of a $27.0 million charge associated with recognition of the Customer Settlement and a $33.5 million provision primarily relating to regulatory assets not recoverable as a result of the Customer Settlement, including $18.9 million attributable to a corporate restructuring undertaken in 1994.

         Market transportation and storage revenues increased in 1995 due in part to a $15.8 million revenue reserve provision in 1994 relating to a retroactive reduction in certain depreciation rates. The effect on operating revenue of this reduction was partially offset by lower settlement rates that were placed into effect on March 1, 1995. Supply transportation revenues increased 38 percent due to increased volumes under Southern's new transportation contract with Florida Gas. Other Revenue and Transition Cost Recovery decreased due to declining billings and lower recovery rates for GSR costs in 1995.

         Operating and maintenance expense, excluding the unusual items discussed above, decreased 6 percent in 1995 reflecting lower fuel costs and the impact of the 1994 fourth quarter restructuring. General and administrative expense increased 19 percent in 1995 primarily due to higher employee benefit expenses related to 1993 and 1994 special early retirement options (SEROs) and higher stock-based compensation expense. Depreciation and amortization expense increased in 1995 due to the $15.8 million retroactive adjustment in 1994 partially offset by lower depreciation rates as a result of the Customer Settlement.

NATURAL GAS SALES AND SUPPLY

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of Order No. 636, Southern has terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Some of the remaining contracts contain clauses requiring Southern either to purchase minimum volumes of gas under the contract or to pay for it (take-or-pay clauses). Although the cost of gas under some of these contracts is in excess of current spot-market prices, Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 85 percent of the purchase commitments in 1997 described below. Based on Southern's current expectations with respect to natural gas prices in the years following 1997, only a small amount of gas volumes are expected to be at prices above market. (See Note 8 of the Notes to Consolidated Financial Statements for a discussion of price differential GSR costs.) Pending the termination of these remaining supply contracts, Southern is selling a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

         Southern's purchase commitments under its remaining gas supply contracts for the years 1997 through 2001 are estimated as follows:

         Estimated Purchase Commitments
         -------------------------------------------------------------------------------------------
                                                                                       (In Millions)
                                                                                       -------------
         1997                                                                              $156
         1998                                                                                21
         1999                                                                                19
         2000                                                                                17
         2001                                                                                18

         These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability and future price) is known today with certainty.

RATE MATTERS

         The Customer Settlement resolves all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636, except for one contesting party that represents approximately 2 percent of Southern's firm transportation volumes. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998, but requires Southern to file a new rate case no later than September 1, 1999. (See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the Customer Settlement and other rate matters.)

OTHER INCOME STATEMENT ITEMS

Years Ended December 31,                                             1996             1995             1994
---------------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
OTHER INCOME, NET                                                    $16.3            $ 9.9            $ 9.5

         1996 VERSUS 1995. The increase in Other in the 1996 period compared to the 1995 period is attributable to a $3.9 million gain on partial termination of an interest rate swap in September 1996 and AFUDC equity associated with Southern's pipeline expansion projects. Equity in earnings from affiliates was relatively unchanged from the prior period.

         1995 VERSUS 1994. Other Income, Net, primarily represents Southern's share of earnings from Bear Creek Storage Company, which was essentially flat.

Years Ended December 31,                                             1996             1995             1994
---------------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
INTEREST EXPENSE, NET                                                $32.0            $35.0            $26.3

         1996 VERSUS 1995. Net interest expense decreased in 1996 compared to 1995 due to lower interest expense, slightly offset by lower interest income. Interest expense on revenue reserves decreased due to lower average regulatory reserve balances, while interest expense on debt increased due to higher average debt levels with Sonat Inc. (Sonat), Southern's parent. Interest income was lower due to lower average balances of loans to affiliates. Capitalized interest increased due to Southern's higher capital expenditures in the current period.

         1995 VERSUS 1994. Net interest expense for 1995 increased due to lower interest income and slightly higher interest expense. Interest income was lower due to lower average balances of intercompany loans to Sonat in 1995. A special noncash dividend in December 1994 of $100.0 million declared by Southern to Sonat, which was satisfied by forgiveness of an intercompany loan to Sonat, was primarily responsible for the decrease in intercompany loans. Interest expense was slightly higher in 1995 versus 1994. Interest expense on revenue reserves was higher due to higher average reserve balances. Partly offsetting the increase was lower interest expense on outside debt, due to lower average debt levels and lower average interest rates.

Years Ended December 31,                                             1996             1995             1994
---------------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
INCOME TAXES                                                          $57.6            $51.6            $28.3

         1996 VERSUS 1995. Income taxes increased $6.0 million in 1996 compared to 1995 due to higher pretax income (see Note 7 of the Notes to Consolidated Financial Statements).

         1995 VERSUS 1994. Income taxes increased $23.3 million in 1995 compared to 1994 primarily due to higher pretax income.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Years Ended December 31,                                             1996             1995             1994
---------------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
OPERATING ACTIVITIES                                                $135.0            $39.5           $199.1

         1996 VERSUS 1995. Cash flow from operations increased $95.5 million compared with the 1995 period. Net GSR recoveries in 1996 compared with net GSR payments in 1995 resulted in a $104.6 million improvement in cash flow from operations.

         Other than the net GSR recoveries/payments discussed above, both the change in GSR costs and reserves for regulatory matters were attributable to recognition of the Customer Settlement in the second quarter of 1996 (see discussion earlier). The change in accrued income taxes essentially reflects income tax deductions of GSR payments in the current period compared to income tax payments in 1995. The change in other current assets and other current liabilities is primarily due to a decrease in gas imbalance receivables and payables, which occurred in the prior period. The change in Other is primarily due to $32.9 million of accrual reversals in May 1996 related to the Customer Settlement. The change in Other also reflects an increase in the net pension asset and a decrease in interruptible transportation revenue credits.

         1995 VERSUS 1994. Several factors contributed to the $159.6 million decrease in cash flow from operations in 1995 compared to 1994. The $99.3 million change in net payments for GSR costs is primarily due to a $45.0 million payment to Exxon and the funding of a $42.3 million GSR liability in the current period compared to net recoveries of $18.7 million in the prior period. The $64.1 million change in reserves for regulatory matters reflects Southern's implementation of reduced rates and cessation of additional revenue collection on March 1, 1995. The increase in deferred taxes reflects the impact of the GSR payments, the cessation of collecting revenues subject to refund and the accounting for the Customer Settlement. The change in take-or-pay costs reflects the completion of Southern's take-or-pay cost recovery in 1994. The change in accounts receivable and accounts payable is due to the change in Southern's business under Order No. 636, which eliminated their merchant function. The change in Other is primarily due to a $56.5 million provision for the Customer Settlement discussed in Note 8 of the Notes to Consolidated Financial Statements and deferred revenue credits in 1994.

Years Ended December 31,                                             1996             1995             1994
---------------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
INVESTING ACTIVITIES                                               $ (12.9)           $ 1.1           $(45.7)

         1996 VERSUS 1995. Investing activities required $12.9 million of net cash in 1996 compared to providing $1.1 million in 1995. The primary use of cash in investing activities was capital expenditures, which increased to $130.4 million in 1996 from $62.7 million in 1995. Southern's system expansions were the primary reason for the capital expenditure increase. Major sources of investing funds were loan repayments from Southern's parent and increased proceeds from the disposal of assets.

         1995 VERSUS 1994. Investing activities provided $1.1 million of net cash in 1995 compared to requiring $45.7 million in 1994. The increase in cash from investing activities was attributable to loan repayments from Southern's parent, partially offset by an increase in capital expenditures of $11.5 million.

Years Ended December 31,                                             1996             1995             1994
---------------------------------------------------------------------------------------------------------------
                                                                                 (In Millions)
FINANCING ACTIVITIES                                               $(120.5)          $(40.8)         $(156.7)

         1996 VERSUS 1995. Net cash used in financing activities was $79.7 million higher in the 1996 period compared to the 1995 period. The change was due to loan repayments and a special $50.0 million dividend by Southern to its parent in the 1996 period.

         1995 VERSUS 1994. Net cash used in financing activities was $115.9 million less in the 1995 period compared to the 1994 period, primarily due to the maturity and redemption of Southern's $100.0 million 9 5/8 Percent Notes in 1994, and Southern's net borrowings from Sonat in 1995 of $15.0 million.

CAPITAL RESOURCES

         At December 31, 1996, Southern had lines of credit with a capacity of $50 million. Southern also has a shelf registration with the Securities and Exchange Commission for up to $200 million in debt securities, of which $100 million has been issued.

         Southern expects to continue to use cash from operations and borrowings in the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

FINANCIAL RISK MANAGEMENT

         Southern faces exposure to financial market risks, primarily interest rate risk. Use of derivatives to manage this risk is governed by a set of policies approved by the Sonat Board of Directors. These policies prohibit speculative transactions and require all counterparties to be approved by the Board. On January 22, 1996, Southern entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under its shelf registration statement. The base 10 year treasury rate for this future borrowing was hedged at approximately 5.78 percent on a notional amount of $97.0 million. In September 1996, due to revised expectations of external financing requirements, 50 percent of the forward rate agreement was liquidated resulting in a gain of $3.9 million.

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

         Southern has been notified that it is or may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) in connection with three Superfund sites for which the amount of its liability has not been settled. In these cases, Southern has determined that the aggregate maximum amount of loss reasonably likely to be attributed to it, after giving effect to likely contributions by other PRPs, would not be material to its financial position or results of operations. However, liability for PRPs under CERCLA (and applicable state law) is joint and several among all PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability at any of these sites could be substantially greater than the maximum amounts estimated by Southern.

         In the operation of their natural gas pipeline systems, Southern and its wholly owned subsidiaries, South Georgia Natural Gas Company and Sea Robin Pipeline Company, have used, and continue to use at several locations, gas meters containing elemental mercury. Southern, South Georgia and Sea Robin plan to remove all remaining mercury meters during the course of regularly scheduled facilities upgrades. Mercury and mercury meters are handled pursuant to procedures that are designed to protect employees and the environment and to comply with Occupational Safety and Health Administration standards. It is generally believed in the natural gas pipeline industry that, in the course of normal maintenance and replacement operations, elemental mercury may have been released from mercury meters. Southern has determined that its pipeline meters may in the past have been the source of small releases of elemental mercury.
As a result, Southern undertook the characterization of 443 sites across the system during 1995. Southern completed the characterization of its remaining 190 sites in Mississippi during 1996. Approximately 50 percent of the sites characterized in 1995 and 1996 across the pipeline systems of Southern and Sea Robin had detectable levels of mercury. Characterization of potential sites on the pipeline system of South Georgia has not commenced at this time. Southern will file copies of the characterization reports with the applicable state agencies upon their finalization. At this time, only the State of Georgia has issued formal guidelines for remediation of mercury sites, although the State of Louisiana has issued informal guidance. Southern is unable to estimate the cost of mercury remediation because costs will vary based on a number of factors particular to each site and because regulatory guidance is still uncertain for all sites. Based on its experience with other remediation projects, industry experience to date with remediation of mercury, and its characterization data, Southern believes that the cost of its characterization and remediation of any mercury contamination will not be material to its financial position or results of operations.

         Southern generally considers environmental assessment and remediation costs and costs associated with compliance with environmental standards incurred by Southern, South Georgia, and Sea Robin to be recoverable through rates since they are prudent costs incurred in the ordinary course of business and, accordingly, generally will seek recovery of such costs through rate filings, although no assurance can be given with regard to their ultimate recovery. As described in Note 8 of the Notes to Consolidated Financial Statements, however, Southern's Customer Settlement prevents Southern from filing a general rate case to be effective prior to March 1, 1998.

FORWARD-LOOKING STATEMENTS

         See Forward-Looking Statements in Part I of this report.

Item 8.  Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors


The Board of Directors
Southern Natural Gas Company

We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     /s/ Ernst & Young LLP


                                                     ERNST & YOUNG LLP

Birmingham, Alabama
January 20, 1997

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                                  1996                 1995
                                                                               ----------           ----------
                                                                                       (In Thousands)
                                                          ASSETS
Current Assets:
   Cash                                                                        $    2,316           $      711
   Notes receivable, primarily from affiliates                                      -                  103,845
   Accounts receivable, including $14,286,000 in
      1996 and $11,900,000 in 1995 from affiliates                                104,432               96,798
   Inventories                                                                     24,197               21,625
   Gas imbalance receivables                                                       20,161               15,919
   Federal and state income taxes                                                     902               13,160
   Other                                                                            5,210               10,899
                                                                               ----------           ----------
      Total Current Assets                                                        157,218              262,957
                                                                               ----------           ----------
Investments:
   Unconsolidated affiliates (Note 4)                                              49,383               48,631
   Other investments                                                                  984                  904
                                                                               ----------           ----------
                                                                                   50,367               49,535
                                                                               ----------           ----------
Plant, Property and Equipment (Note 5)                                          2,422,845            2,315,003
   Less accumulated depreciation
      and amortization                                                          1,539,984            1,504,087
                                                                               ----------           ----------
                                                                                  882,861              810,916
                                                                               ----------           ----------
Deferred Charges and Other:
   Gas supply realignment costs (Note 8)                                           11,144              199,073
   Other                                                                          129,555              115,228
                                                                               ----------           ----------
                                                                                  140,699              314,301
                                                                               ----------           ----------
                                                                               $1,231,145           $1,437,709
                                                                               ==========           ==========





                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                           December 31, 1996 and 1995

                                                                                 1996                 1995
                                                                               ----------           ----------
                                                                                       (In Thousands)
                                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Long-term debt due within one year (Note 6)                                 $    6,964           $    6,964
   Notes payable to affiliates                                                      1,189               14,981
   Accounts payable, including $24,173,000 in 1996
      and $19,607,000 in 1995 to affiliates                                        62,516               56,787
   Accrued income taxes                                                               184                1,856
   Other accrued taxes                                                              8,031                7,825
   Accrued interest                                                                17,015               15,404
   Gas imbalance payables                                                          17,162               17,196
   Other                                                                            8,217                9,433
                                                                               ----------           ----------
      Total Current Liabilities                                                   121,278              130,446
                                                                               ----------           ----------
Long-Term Debt (Note 6)                                                           310,536              317,627
                                                                               ----------           ----------
Deferred Credits and Other:
   Deferred income taxes (Note 7)                                                 119,850               80,956
   Reserves for regulatory matters (Note 8)                                        14,644              181,798
   Other                                                                           97,656              152,784
                                                                               ----------           ----------
                                                                                  232,150              415,538
                                                                               ----------           ----------
Commitments and Contingencies (Note 8)

Stockholder's Equity:
   Common stock, $3.75 par value; 1,000 shares
      authorized and outstanding                                                        4                    4
   Capital in excess of par value                                                 100,670              100,612
   Retained earnings                                                              466,507              473,482
                                                                               ----------           ----------
                                                                                  567,181              574,098
                                                                               ----------           ----------
                                                                               $1,231,145           $1,437,709
                                                                               ==========           ==========





                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1996, 1995 and 1994

                                                                    1996               1995               1994
                                                                 ---------           --------           --------
                                                                                 (In Thousands)
Revenues (Note 9):
   Natural gas sales                                              $209,971           $195,201           $233,667
   Transportation and storage                                      369,804            375,070            357,826
   Other                                                           196,536             91,325            135,686
                                                                 ---------           --------           --------
                                                                   776,311            661,596            727,179
                                                                 ---------           --------           --------
Costs and Expenses:
   Natural gas cost                                                206,765            191,260            229,137
   Transition cost recovery and natural gas
      purchase contract settlement costs                           170,718             58,010            116,159
   Operating and maintenance                                        83,955             96,097            151,732
   General and administrative                                       82,565             85,361             71,988
   Depreciation and amortization                                    48,292             52,274             46,576
   Taxes, other than income                                         18,092             19,446             18,748
                                                                 ---------           --------           --------
                                                                   610,387            502,448            634,340
                                                                 ---------           --------           --------
Operating Income                                                   165,924            159,148             92,839
                                                                 ---------           --------           --------
Other Income, Net:
   Equity in earnings of unconsolidated
      affiliates (Note 4)                                            9,630              9,357              8,954
   Other                                                             6,664                588                576
                                                                 ---------           --------           --------
                                                                    16,294              9,945              9,530
                                                                 ---------           --------           --------
Interest:
   Interest income from affiliates                                   3,993              6,876             13,234
   Interest income                                                   1,084              1,373              1,947
   Interest expense                                                (38,060)           (43,467)           (42,203)
   Interest capitalized                                                984                249                751
                                                                 ---------           --------           --------
                                                                   (31,999)           (34,969)           (26,271)
                                                                 ---------           --------           --------

Income Before Income Taxes                                         150,219            134,124             76,098
Income Taxes (Note 7)                                               57,594             51,631             28,274
                                                                 ---------           --------           --------

Net Income                                                       $  92,625           $ 82,493           $ 47,824
                                                                 =========           ========           ========



            CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                  Years Ended December 31, 1996, 1995 and 1994

                                                                   1996               1995               1994
                                                                  --------           --------           --------
                                                                                 (In Thousands)
Balance at Beginning of Year                                      $473,482           $440,589           $542,365
Add:
   Net income                                                       92,625             82,493             47,824
Deduct:
   Dividends                                                        99,600             49,600            149,600
                                                                  --------           --------           --------
Balance at End of Year                                            $466,507           $473,482           $440,589
                                                                  ========           ========           ========


                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994

                                                                   1996                1995              1994
                                                                 ---------           --------         ---------
                                                                                 (In Thousands)
Cash Flows from Operating Activities:
   Net income                                                    $  92,625           $ 82,493         $  47,824
   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                             48,292             52,274            46,576
          Deferred income taxes                                     38,894             37,144           (43,315)
          Equity in earnings of unconsolidated
             affiliates, less distributions                           (280)              (857)           (1,454)
          Reserves for regulatory matters                         (167,154)            (1,545)           62,572
          Gas supply realignment costs                             187,929            (38,223)           18,736
          Funding of gas supply realignment
             cost liability                                           -               (42,330)             -
          Natural gas purchase contract
             settlement costs                                         -                  -               18,535
          Change in:
             Accounts receivable                                    (7,634)               177            28,550
             Inventories                                            (2,572)              (358)            2,716
             Accounts payable                                        5,729             13,433           (27,942)
             Accrued interest and income
                taxes, net                                          12,254            (28,224)             (956)
             Other current assets                                    1,418              7,674             9,778
             Other current liabilities                              (1,015)           (21,692)          (14,441)
          Other                                                    (73,536)           (20,471)           51,891
                                                                 ---------           --------         ---------
             Net cash provided by operating
                activities                                         134,950             39,495           199,070
                                                                 ---------           --------         ---------
Cash Flows from Investing Activities:
   Plant, property and equipment additions                        (130,418)           (62,720)          (51,206)
   Notes receivable from affiliates                                103,645             63,030            (3,399)
   Proceeds from disposal of assets                                 14,261              1,323             8,986
   Other, net                                                         (351)              (566)              (69)
                                                                 ---------           --------         ---------
             Net cash provided by (used in)
                investing activities                               (12,863)             1,067           (45,688)
                                                                 ---------           --------         ---------
Cash Flows from Financing Activities:
   Payments of long-term debt                                       (7,091)            (6,280)         (107,050)
   Changes in short-term borrowings                                (13,791)            14,981              -
                                                                 ---------           --------         ---------
      Net changes in debt                                          (20,882)             8,701          (107,050)
   Dividends paid                                                  (99,600)           (49,600)          (49,600)
   Other                                                              -                    73              -
                                                                 ---------           --------         ---------
             Net cash used in financing
                activities                                        (120,482)           (40,826)         (156,650)
                                                                 ---------           --------         ---------

Net Increase (Decrease) in Cash                                      1,605               (264)           (3,268)
Cash at Beginning of Year                                              711                975             4,243
                                                                 ---------           --------         ---------
Cash at End of Year                                              $   2,316           $    711         $     975
                                                                 =========           ========         =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                          $  26,257           $ 29,160         $  35,170
   Income taxes, net                                                 8,075             44,804            71,079

                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Business Description - Southern Natural Gas Company (Southern), which is a wholly owned subsidiary of Sonat Inc., is primarily engaged in the transmission of natural gas in the Southeastern United States. It transports gas to gas distribution companies, municipalities, gas districts, industrial customers and interstate pipeline companies. The principal industries served directly by Southern's pipeline system and indirectly through its distribution customers' systems include the chemical, pulp and paper, textile, primary metals, stone, clay and glass industries. For information concerning major customers, see Note 9. For a description of financial instruments, credit risk and contingencies, see Notes 3 and 8.

         Principles of Consolidation - The Consolidated Financial Statements include the accounts of Southern Natural Gas Company and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates owned 50 percent or less.

         Certain amounts in the 1995 and 1994 Consolidated Financial Statements have been reclassified to conform with the 1996 presentation.

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

         Inventories - At December 31, 1996, inventories consist primarily of materials and supplies that are carried at cost.

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

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Environmental Expenditures - Southern provides for environmental liabilities when environmental assessments and/or remediation are probable and such costs can be reasonably estimated. Accruals for environmental remediation liabilities are not material and have not been discounted.

         Income Taxes - Southern and its subsidiaries file federal income tax returns on a consolidated basis with its parent and other members of its affiliated group. For financial statement purposes, income taxes are provided as though Southern and its subsidiaries file separate income tax returns; however, those companies incurring losses are allocated the tax benefit of such losses used in the consolidated return.

         Southern and its subsidiaries follow a liability and asset approach in accounting for income taxes. Deferred tax liabilities and assets are determined using the tax rate for the period in which those amounts are expected to be paid or received.

2.       CHANGES IN OPERATIONS

         On January 1, 1995, Sonat transferred its investment in Sonat Intrastate-Alabama Inc., Sonat Gathering Company and Sonat Ventures Inc. to Southern. They had combined revenues of $19,562,000 and combined net income of $76,300 for the year ended December 31, 1994. Their combined net book value of $21,981,000 was recorded as a capital contribution from Sonat.

         On January 1, 1997, Southern transferred its investment of $23,612,000 in Sonat Intrastate-Alabama back to Sonat. For the year ended December 31, 1996, Sonat Intrastate-Alabama had revenues of $24,399,000 and a net loss of $630,000.

3.       FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of Southern's financial instruments are as follows:

                                                                    Carrying Amounts            Fair Value
                                                                    ----------------            ----------
                                                                                  (In Thousands)
DECEMBER 31, 1996
Cash                                                                     $  2,316                 $  2,316
Gas Supply Realignment Costs                                               11,144                   11,144
Notes Payable to Affiliates                                                 1,189                    1,189
Long-Term Debt                                                            317,500                  338,569

DECEMBER 31, 1995
Cash                                                                     $    711                 $    711
Notes Receivable, Primarily from Affiliates                               103,845                  103,845
Gas Supply Realignment Costs                                              199,073                  199,073
Notes Payable to Affiliates                                                14,981                   14,981
Long-Term Debt                                                            324,591                  361,169

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

FINANCIAL RISK

         On January 22, 1996, Southern entered into a forward rate agreement to hedge the interest rate risk of an anticipated future borrowing under an existing shelf registration statement. The base 10 year treasury rate for this future borrowing was hedged at approximately 5.78 percent on a notional amount of $97.0 million. In September 1996, due to revised expectations of external financing requirements, 50 percent of the forward rate agreement was liquidated resulting in a gain of $3.9 million. At December 31, 1996, the fair market value of the remaining $48.5 million notional amount of this agreement was approximately $2.0 million.

CREDIT RISK

         Southern's financial instruments from unaffiliated parties that are exposed to concentrations of credit risk consist primarily of accounts receivable and GSR costs which Southern expects to recover from its customers. (See Note 8.)

         Accounts receivable of Southern relate to business conducted with gas distribution companies, municipalities, gas districts, industrial customers, and interstate pipeline companies in the Southeast. Southern performs ongoing credit evaluations of its customers' financial condition and, in some circumstances, requires collateral from its customers. Accounts receivable are stated net of valuation allowances of $3.7 million in 1996 and $2.3 million in 1995.

4.       UNCONSOLIDATED AFFILIATES

         At December 31, 1996, Southern's investment in unconsolidated affiliates totaled $49.4 million and equaled its share of underlying equity in net assets of the investees. Through December 31, 1996, Southern's cumulative equity in earnings of its unconsolidated affiliates was $154.0 million and cumulative dividends received from them totaled $142.6 million.

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

                                                                          Years Ended December 31,
                                                             --------------------------------------------------
                                                              1996                  1995                 1994
                                                             -------              -------               -------
                                                                              (In Thousands)
Revenues                                                     $36,258              $36,167               $35,655
Expenses:
   Operating expenses                                          4,817                5,408                 5,303
   Depreciation                                                5,415                5,399                 5,396
   Other expenses, net                                         5,657                6,167                 7,048
                                                             -------              -------               -------
Income Reported                                              $20,369              $19,193               $17,908
                                                             =======              =======               =======

                                                                                          December 31,
                                                                                 -----------------------------
                                                                                   1996                 1995
                                                                                 --------             --------
                                                                                         (In Thousands)
ASSETS
   Current                                                                       $  7,205             $  7,438
   Net plant and property                                                         154,388              159,348
   Other                                                                              338                  434
                                                                                 --------             --------
                                                                                 $161,931             $167,220
                                                                                 ========             ========

LIABILITIES AND EQUITY
   Current                                                                       $  8,525             $  8,554
   Long-term debt and other liabilities                                            55,729               62,658
   Participants' equity                                                            97,677               96,008
                                                                                 --------             --------
                                                                                 $161,931             $167,220
                                                                                 ========             ========

         In 1995, Southern executed a Capital Contribution Agreement in connection with the project financing for Bear Creek from The Prudential Insurance Company of America. In the event that Bear Creek does not refinance the remaining principal, this agreement provides that Southern and its partner will contribute $21 million each to Bear Creek on October 31, 2000, to provide funds to enable Bear Creek to make a principal payment due under the financing.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.       PLANT, PROPERTY AND EQUIPMENT AND DEPRECIATION

         A summary of plant, property and equipment by classification follows:

                                                                                        December 31,
                                                                               -------------------------------
                                                                                  1996                 1995
                                                                               ----------           ----------
                                                                                       (In Thousands)
         Mainline Transmission Property                                        $1,335,540           $1,283,330
         Gas Supply                                                               510,355              531,413
         Gas Gathering                                                             36,909               39,650
         Underground Storage Facilities                                            60,528               58,936
         Liquefied Natural Gas Facilities                                         154,092              154,083
         Gas Stored Underground                                                   124,805              130,223
         Other                                                                    200,616              117,368
                                                                               ----------           ----------
                                                                               $2,422,845           $2,315,003
                                                                               ==========           ==========

         Other plant, property and equipment includes construction work in progress of $67.4 million and $15.0 million at December 31, 1996 and 1995, respectively.

         The accumulated depreciation and amortization amounts by classification are as follows:

                                                                                         December 31,
                                                                               -------------------------------
                                                                                  1996                 1995
                                                                               ----------           ----------
                                                                                       (In Thousands)
         Mainline Transmission Property                                        $  848,352           $  828,148
         Gas Supply                                                               436,638              460,521
         Gas Gathering                                                             22,332               23,570
         Underground Storage Facilities                                            44,072               42,101
         Liquefied Natural Gas Facilities                                         114,180              109,358
         Other                                                                     74,410               40,389
                                                                               ----------           ----------
                                                                               $1,539,984           $1,504,087
                                                                               ==========           ==========

         The annual depreciation rates by classification are as follows:

                                                                                December 31,
                                                            ---------------------------------------------------
                                                              1996                 1995                 1994
                                                            ---------           ---------             ---------
         Mainline Transmission Property                         2.0%                 2.0%                  2.8%
         Gas Supply                                             2.9%                 2.9%                  4.4%
         Gas Gathering                                          2.8%                 2.8%                  2.8%
         Underground Storage Facilities                         3.3%                 3.3%                  3.3%
         Liquefied Natural Gas Facilities                       3.2%                 3.2%                  3.2%
         Other                                             2.8 - 24%            2.8 - 24%             2.8 - 24%

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       DEBT AND LINES OF CREDIT

         Long-Term Debt - Long-term debt consists of:

                                                                                          December 31,
                                                                                 -----------------------------
                                                                                   1996                 1995
                                                                                 --------             --------
                                                                                        (In Thousands)
         Southern Natural Gas Company
            7.85% Notes due January 15, 2002                                     $100,000             $100,000
            8-5/8% Notes due May 1, 2002                                          100,000              100,000
            8-7/8% Notes due February 15, 2001                                    100,000              100,000
            Capital Leases                                                          1,220                2,031

         South Georgia Natural Gas Company
            9.85% Term Loan due through December 31, 1997                             880                1,760
            7.80% Term Loan due through December 31, 1997                             400                  800

         Southern LNG Inc.
            Promissory Note (an effective rate of
               6.75% at December 31, 1996 and 1995)
               due through April 1999                                              15,000               20,000
                                                                                 --------             --------
         Total Outstanding                                                        317,500              324,591
         Less Long-Term Debt Due Within One Year                                    6,964                6,964
                                                                                 --------             --------
                                                                                 $310,536             $317,627
                                                                                 ========             ========

         Southern had no restrictions on the payment of dividends at December 31, 1996.

         Annual maturities of long-term debt at December 31, 1996, are as follows:

         Years                                                                                    (In Thousands)
         -----                                                                                    --------------
         1997                                                                                         $  6,964
         1998                                                                                            5,090
         1999                                                                                            5,090
         2000                                                                                               89
         2001                                                                                          100,089
         2002-2003                                                                                     200,178
                                                                                                      --------
                                                                                                      $317,500
                                                                                                      ========

         Unsecured Notes - As part of Sonat's cash management program, Southern can either loan funds to or borrow funds from Sonat. Notes receivable and payable are in the form of demand notes with rates reflecting Sonat's return on funds loaned to its subsidiaries, average short-term investment rates and cost of borrowed funds. In certain circumstances, these notes are subordinated in right of payment to amounts payable by Sonat under certain long-term credit agreements. In September 1996 Southern began borrowing from its subsidiaries and repaid its loan from Sonat.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       DEBT AND LINES OF CREDIT (CONTINUED)

         Southern has available short-term lines of credit of $50 million for a period of 364 days. Borrowings are available through May 27, 1997, and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At December 31, 1996 and 1995, no amounts were outstanding.

7.       INCOME TAXES

         An analysis of Southern's income tax expense (benefit) is as follows:

                                                                           Years Ended December 31,
                                                             -------------------------------------------------
                                                               1996                 1995                1994
                                                             -------              -------             --------
                                                                              (In Thousands)
         Current:
            Federal                                          $16,182              $16,553             $ 61,483
            State                                              2,518               (2,066)              10,106
                                                             -------              -------             --------
                                                              18,700               14,487               71,589
                                                             -------              -------             --------
         Deferred:
            Federal                                           33,542               32,875              (30,383)
            State                                              5,352                4,269              (12,932)
                                                             -------              -------             --------
                                                              38,894               37,144              (43,315)
                                                             -------              -------             --------
                                                             $57,594              $51,631             $ 28,274
                                                             =======              =======             ========

         Net deferred tax liabilities are comprised of the following:

                                                                                          December 31,
                                                                                 -----------------------------
                                                                                   1996                 1995
                                                                                 --------             --------
                                                                                        (In Thousands)
         Deferred Tax Liabilities:
            Depreciation                                                         $143,505             $139,913
            Inventories                                                            11,573               11,573
            GSR and other transition costs                                           -                  26,052
            Other                                                                   3,893                3,166
                                                                                 --------             --------
               Total deferred tax liabilities                                     158,971              180,704
                                                                                 --------             --------

         Deferred Tax Assets:
            Revenue reserves                                                        4,681               74,876
            Other accounting accruals                                              14,361               18,144
            GSR and other transition costs                                         13,228                 -
            Other                                                                   6,851                6,728
                                                                                 --------             --------
               Total deferred tax assets                                           39,121               99,748
                                                                                 --------             --------

            Net Deferred Tax Liabilities                                         $119,850             $ 80,956
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

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.       INCOME TAXES (CONTINUED)

         Consolidated income tax expense is different from the amount computed by applying the U.S. federal income tax rate to income before income tax. The reasons for this difference are as follows:

                                                                          Years Ended December 31,
                                                             --------------------------------------------------
                                                              1996                 1995                  1994
                                                             -------              -------               -------
                                                                              (In Thousands)
         Income Tax Expense at Statutory
            Federal Income Tax Rates                         $52,577              $46,943               $26,634

         Increases (Decreases) in Tax
            Resulting From:
               State income taxes, net of
                  federal income tax benefit                   5,116                1,432                (4,174)
               Refunds and adjustment of
                  accrued tax position                            27                5,091                 5,949
               Other                                            (126)              (1,835)                 (135)
                                                             -------              -------               -------
         Income Tax Expense                                  $57,594              $51,631               $28,274
                                                             =======              =======               =======

8.       COMMITMENTS AND CONTINGENCIES

         Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At December 31, 1996, Southern's rates are established by the Customer Settlement and a FERC order effective for parties contesting the Customer Settlement and are not subject to refund (see discussion below).

         Customer Settlement - In 1992 the FERC issued its Order No. 636 (the Order). The Order required significant changes in interstate natural gas pipeline services. Interstate pipeline companies, including Southern, are incurring or have incurred certain costs (transition costs) as a result of the Order, the principal one being costs related to amendment or termination of, or purchases of gas at above-market prices under, existing gas purchase contracts, which are referred to as gas supply realignment (GSR) costs.

         In an order issued on September 29, 1995, (the Settlement Order) the FERC approved a comprehensive settlement (the Customer Settlement) that is effective as to all Southern's customers, except one customer representing approximately 2 percent of the firm transportation capacity on Southern's system. The Customer Settlement resolved all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of Order No. 636. The four major rate cases resolved by the Customer Settlement cover consecutive periods beginning September 1, 1989. In May 1996, the Settlement became final and Southern

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

credited in the aggregate the full amount of Southern's rate reserves as of February 28, 1995, plus interest, less certain amounts withheld for potential refunds to contesting parties, to reduce the GSR costs borne by Southern's customers. The total credit recorded in May 1996 amounted to $163.9 million. Southern implemented reduced settlement rates effective March 1, 1995. The Customer Settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998, but requires Southern to file a new rate case no later than September 1, 1999. The Settlement also provides for Southern to recover $363 million of GSR costs incurred or reserved as of December 31, 1996, and 50 percent of future GSR costs that Southern may incur thereafter, which future costs the Company believes will not be material to its financial position or results of operations.

         Several parties that opposed the Customer Settlement had filed with the FERC requests for rehearing of the Settlement Order. On April 11, 1996, the FERC denied those requests for rehearing of the Settlement Order and also decided certain issues in prior rate proceedings that affect the contesting parties to the Customer Settlement (April 11 Order). Pursuant to the April 11 Order, Southern made refunds to the contesting parties in May 1996 covering various rate periods from January 1, 1991, through December 31, 1995. Southern was adequately reserved for these refunds. The only issues remaining to be litigated at the FERC by the one remaining contesting party concern the recoverability of certain GSR and other transition costs under Order No. 636, which would not be material to the Company's financial position or results of operations even if such issues were determined adversely to Southern. The contesting party, and one other entity that may potentially compete with Southern in providing storage services, have each appealed the April 11 Order and the Settlement Order to the D.C. Circuit Court of Appeals. Although there can be no assurances, the Company believes that the Settlement Order and the April 11 Order should be upheld on appeal.

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

         Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. On August 2, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act and requiring that an initial decision be issued by May 2, 1997. On December 31, 1996, Sea

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

Robin filed a proposed settlement of the complaint proceeding pursuant to which it would voluntarily reduce its transportation rates by $.0042 per decatherm, calculated on a 100 percent load factor basis, effective January 1, 1997. The settlement is supported by the staff of the FERC and one of two groups of active intervenors but is opposed by the complainant shippers. By order dated February 7, 1997, the Presiding Administrative Law Judge certified the settlement to the FERC Commissioners. Sea Robin is unable to predict the outcome of this proceeding, but, if the proposed settlement is not approved and a hearing is held, any reduction in Sea Robin's rates can be implemented only on a prospective basis and any such change is not expected to be material to the Company's financial position or results of operations.

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

         Rental expense for all operating leases is summarized below:

                                                                          Years Ended December 31,
                                                              ------------------------------------------------
                                                               1996                 1995                 1994
                                                              ------               ------               ------
                                                                               (In Thousands)
         Non-Affiliated Operating Leases                      $1,292               $1,438               $1,296
         Affiliated Operating Leases                           4,351                4,321                3,730
                                                              ------               ------               ------
            Total                                             $5,643               $5,759               $5,026
                                                              ======               ======               ======

         At December 31, 1996, future minimum payments for non-cancelable operating leases for the years 1997 through 2001 are $4 million or less per year.

9.       TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

         The following table shows revenues from major customers:

                                                                          Years Ended December 31,
                                                            --------------------------------------------------
                                                              1996                 1995                 1994
                                                            --------             --------             --------
                                                                              (In Thousands)
         Atlanta Gas Light Company                          $180,051             $190,209             $250,932
         Alabama Gas Corporation                              82,120               91,635              118,975

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.       TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES (CONTINUED)

         Southern and its subsidiaries enter into transactions with other Sonat subsidiaries and unconsolidated affiliates to transport, sell and purchase natural gas. Services provided by these affiliates for the benefit of Southern and its subsidiaries are based on the same terms as nonaffiliates.

         The following table shows revenues and charges from Southern's affiliates:

                                                                          Years Ended December 31,
                                                             --------------------------------------------------
                                                              1996                  1995                 1994
                                                             ------               -------               -------
                                                                              (In Thousands)
         Revenues from Affiliates                            $83,323              $95,610               $80,394
         Charges from Affiliates                              45,737               48,534                39,060

10.      RETIREMENT PLANS AND OTHER BENEFITS

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

         Southern's net periodic pension (income) cost consists of the following components:

                                                                         Years Ended December 31,
                                                           --------------------------------------------------
                                                             1996                 1995                 1994
                                                           --------             --------             --------
                                                                             (In Thousands)
         Service Cost - Benefits Earned
            during the Period                              $  3,296             $  2,265             $  3,022
         Interest Cost on Projected
            Benefit Obligation                               18,096               18,529               17,492
         (Gain) Loss on Assets                              (32,745)             (70,152)               8,609
         Net Amortization and Deferral                        4,834               43,745              (35,581)
                                                           --------             --------             --------
                                                           $ (6,519)            $ (5,613)            $ (6,458)
                                                           ========             ========             ========

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      RETIREMENT PLANS AND OTHER BENEFITS (CONTINUED)

         The following table sets forth Southern's allocated portion of the assets and liabilities of Sonat's plans and the amount of the net pension asset or liability recognized in Southern's Consolidated Balance Sheets:

                                                             Plan with Obligations                 Plan with Obligations
                                                             Less than Assets (1)                 in Excess of Assets(2)
                                                                  December 31,                         December 31,
                                                           ---------------------------          -------------------------
                                                                                   (In Thousands)
                                                             1996               1995              1996             1995
                                                           --------           --------          --------         --------
Actuarial Present Value of
   Benefit Obligations:
      Vested benefit obligations                           $218,632           $225,605          $  6,831         $  5,979
      Non-vested benefit obligations                          3,884              4,012               171              148
                                                           --------           --------          --------         --------
      Accumulated benefit obligations                       222,516            229,617             7,002            6,127
      Effect of projected future
          salary increases                                   31,465             30,226             4,856            5,869
                                                           --------           --------          --------         --------
      Projected benefit obligations                         253,981            259,843            11,858           11,996

Plan Assets at Fair Value (3)                               323,353            309,757              -                -
                                                           --------           --------          --------         --------
Projected Benefit Obligations
   (in Excess of) or Less Than
   Plan Assets                                               69,372             49,914           (11,858)         (11,996)
Unrecognized Net (Assets) or
   Obligations at Transition (4)                             (7,906)            (9,124)               73               87
Unrecognized Net (Gain) Loss (5)                            (52,527)           (40,274)            1,533            2,683
Unrecognized Prior Service Cost                               4,769              5,227             1,106            1,225
Net Unamortized Deferred Charge
   from Early Retirement
   Termination Benefits (6)                                   5,965              7,903              -               1,207
                                                           --------           --------         --------         --------
Net Pension Asset (Liability)
   Recognized in the
   Consolidated Balance Sheets                             $ 19,673           $ 13,646         $ (9,146)        $ (6,794)
                                                           ========           ========         ========         ========

   (1)   The Retirement Plan.
   (2)   The Supplemental Plan.
   (3) Plan assets consist primarily of debt and equity securities and investments in equity index and foreign index funds.
   (4)   Amortization periods for unrecognized net (asset) or obligation are
         16.5 years for the Retirement Plan and 15 years for the Supplemental Plan.
   (5) Amortization periods for unrecognized net (gain) loss are approximately 16 years for the Retirement Plan and 16.4 and 14.2 years for the Supplemental Plan for 1996 and 1995, respectively.
   (6) Amortization periods for early retirement termination benefits are 10 years for the Retirement Plan and five years for the Supplemental Plan.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      RETIREMENT PLANS AND OTHER BENEFITS (CONTINUED)

         The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets are:

                                                                                Years Ended December 31,
                                                                         --------------------------------------
                                                                         1996             1995             1994
                                                                         ----             ----             ----
         Weighted Average Discount Rate                                  7.0%             7.0%             8.5%
         Long-Term Rate of Return                                        9.5%             9.5%             8.5%
         Increase in Future Compensation Levels
            (Composite Rate):
               Retirement and Supplemental Plans                         5.0%             5.5%             5.5%

         Other Postemployment Benefits - Southern participates in plans of Sonat that provide for postretirement health care and life insurance benefits to its employees when they retire. Southern accrues the cost of postretirement health care and life insurance benefits within the employees' active service periods. Southern has elected to amortize the transition obligation over a 20-year period.

         The annual net periodic cost for postretirement health care and life insurance benefits consists of the following components:

                                                                              Years Ended December 31,
                                                                     -----------------------------------------
                                                                      1996             1995             1994
                                                                     -------          -------           ------
                                                                                  (In Thousands)
Service Cost                                                         $   854          $   725           $  910
Interest Cost                                                          4,905            5,939            5,682
Return on Plan Assets                                                 (3,766)          (3,221)            (378)
Net Amortization and Deferral                                          4,908            4,905            2,631
                                                                     -------          -------           ------
                                                                     $ 6,901          $ 8,348           $8,845
                                                                     =======          =======           ======

         Southern funds postretirement health care benefits for the majority of its employees in an amount generally equal to its annual expense. These costs are currently being recovered in rates. Southern also funds into Sonat's Retiree Life Insurance Plan for its employees with the amount of funding determined on a year-to-year basis with the objective of having assets equal plan liabilities.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      RETIREMENT PLANS AND OTHER BENEFITS (CONTINUED)

         The following table sets forth the funded status at December 31, 1996 and 1995, for Southern's postretirement health care and life insurance plans:

                                                                             December 31,          December 31,
                                                                                 1996                  1995
                                                                             ------------          ------------
                                                                                    (In Thousands)
Accumulated Postretirement Benefit Obligation:
   Retirees                                                                   $ 55,015             $ 59,665
   Fully eligible active plan participants                                       2,194                2,413
   Other active plan participants                                               14,930               14,390
                                                                              --------             --------
                                                                                72,139               76,468
Plan Assets at Fair Value (1)                                                   30,228               21,685
                                                                              --------             --------
Accumulated Postretirement Benefit Obligation in
   Excess of Plan Assets                                                       (41,911)             (54,783)
Unrecognized Transition Obligation                                              46,633               49,548
Unrecognized Net Gain (2)                                                      (14,150)              (7,282)
Net Unamortized Deferred Charge from
   Early Retirement Termination Benefits                                         6,266                8,299
                                                                              --------             --------
Accrued Postretirement Benefit Cost                                           $ (3,162)            $ (4,218)
                                                                              ========             ========

(1) Retiree Medical Plan assets are comprised of equity securities, municipal tax exempt bonds and short-term investment funds. Retiree Life Insurance Plan assets are held in a life insurance reserve account, which consists primarily of fixed income securities.
(2) Amortization periods for unrecognized net gain are 15.4 and 15.7 years for 1996 and 1995, respectively.

         The assumed rates used to measure the projected benefit obligation and the expected earnings of plan assets are:

                                                                                Years Ended December 31,
                                                                         --------------------------------------
                                                                         1996             1995             1994
                                                                         ----             ----             ----
Discount Rate                                                            7.0%             7.0%             8.5%
Long-Term Rate of Return:
   Medical assets                                                        5.5%             5.5%             5.5%
   Life insurance assets                                                 7.5%             7.5%             8.5%

         The rate of increase in the per capita costs of covered health care benefits is assumed to be 8 percent in 1997, decreasing gradually to 5 percent by the year 2000. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $9.5 million and increase the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $.9 million.

         Executive Award Plan - Sonat has an Executive Award Plan that provides awards to certain key employees in the form of stock options, restricted stock, and stock appreciation rights (SARs) in tandem with any or all stock options. In years prior to 1991, tax offset payments were generally provided in conjunction with these awards. SARs permit the holder of an exercisable option to surrender that option for an amount equal to the excess of the

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      RETIREMENT PLANS AND OTHER BENEFITS (CONTINUED)

market price of the common stock on the date of exercise over the option price (appreciation). The appreciation is payable in cash, common stock, or a combination of both. SARs are subject to the same terms and conditions as the options to which they are related. Commencing in November 1995, Sonat issued, in tandem with its regular stock options, SARs that are exercisable only in the event of a change in control (limited SARs). In November 1995, Southern also issued limited SARs to certain key employees with respect to all of their then outstanding options. No other SARs have been issued since 1990.

         Sonat issued to employees of Southern 16,400 shares of restricted stock with a market value of $52 during 1996 and 5,600 shares with a market value of $32.19 during 1995. The shares generally vest 10 years from the date of grant, unless the closing price of Sonat's common stock achieves certain specified levels. At December 31, 1996, 18,332 of the 62,100 cumulative restricted shares issued have vested.

         Stock-based compensation expense decreased Southern's pretax income by $5.8 million in 1996 and $3.7 million in 1995 and increased Southern's pretax income by $.5 million in 1994.

11.      QUARTERLY RESULTS (UNAUDITED)

         Selected unaudited quarterly data is shown below:

                                                      1st             2nd               3rd              4th
                                                    Quarter         Quarter           Quarter          Quarter
                                                    -------         -------           -------          -------
                                                                         (In Thousands)
         1996(1)
         Revenues                                  $157,262         $308,913         $142,233         $167,903
         Operating Income                            48,193           36,479           36,192           45,060
         Net Income                                  25,821           18,264           22,878           25,662

         1995(2)
         Revenues                                  $179,239         $130,915         $174,514         $176,928
         Operating Income                            52,614           38,195           36,763           31,576
         Net Income                                  28,919           20,181           18,805           14,588

         (1) Revenues and expenses for the second quarter of 1996 include $163.9 million as a result of the offset of rate reserves against GSR costs as provided in Southern's Customer Settlement.

         (2) Net income for the fourth quarter of 1995 includes a loss of $6.8 million on unrecoverable gas contract realignment costs.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules, and Exhibits

  1. FINANCIAL STATEMENTS

                                                                PAGE
                                                                -----
Included in Part II of this report:
  Report of Ernst & Young LLP, Independent Auditors.........    II-14
  Consolidated Balance Sheets at December 31, 1996 and
     1995...................................................    II-15
  Consolidated Statements of Income for the years ended
     December 31, 1996, 1995, and 1994......................    II-17
  Consolidated Statements of Changes in Retained Earnings
     for the years ended December 31, 1996, 1995, and
     1994...................................................    II-17
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995, and 1994......................    II-18
  Notes to Consolidated Financial Statements................    II-19

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

  3. EXHIBITS(1)

EXHIBIT
 NUMBER                              EXHIBITS
-------                              --------
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

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4-(a)      Form of Indenture dated June 1, 1987, from Southern Natural
           Gas Company to Manufacturers Hanover Trust Company, Trustee,
           filed as Exhibit 4-(1) to Registration Statement No.
           33-47266 for Southern Natural Gas Company dated July 31,
           1987
4-(b)      Specimen Note of Southern Natural Gas Company for the $100
           million 8 7/8% Notes due February 15, 2001, issued under
           Registration Statement No. 33-16190, filed as Exhibit 4-(2)
           to Form 8-K of Southern Natural Gas Company dated February
           7, 1991
4-(c)      Specimen Note of Southern Natural Gas Company for the $100
           million 7.85% Notes due January 15, 2002, issued under
           Registration Statement No. 33-16190, filed as Exhibit 4-(2)
           to Form 8-K of Southern Natural Gas Company dated January
           14, 1991
4-(d)      Specimen Note of Southern Natural Gas Company for the $100
           million 8 5/8% Notes due May 1, 2002, issued under
           Registration Statement No. 33-47266, filed as Exhibit 4.3(d)
           to Form 10-K of Sonat Inc. for the year 1996

OTHER EXHIBITS
12 Computation of Ratio of Earnings to Fixed Charges, filed herewith
23         Consent of Ernst & Young LLP, Independent Auditors, dated
           March 18, 1997, filed herewith
24         Powers of Attorney authorizing James E. Moylan, Jr.; Thomas
           W. Barker, Jr.; James A. Rubright; Norman G. Holmes; R.
           David Hendrickson; and John C. Griffin to sign the Southern
           Natural Gas Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996, on behalf of certain directors and officers of the registrant, filed herewith
27         Financial Data Schedule for the period ended December 31,
           1996, filed herewith

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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

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

Dated: March 21, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                  CAPACITY                      DATE
                      ---------                                  --------                      ----
 (i) Principal Executive Officer:

              /s/ JAMES E. MOYLAN, JR.                   President                             March 21, 1997
-----------------------------------------------------
               (JAMES E. MOYLAN, JR.)

          (ii) Principal Financial Officer:

              /s/ THOMAS W. BARKER, JR.                  Treasurer                             March 21, 1997
-----------------------------------------------------
               (THOMAS W. BARKER, JR.)

              Principal Accounting Officer:

                /s/ NORMAN G. HOLMES                     Vice President and                    March 21, 1997
-----------------------------------------------------      Controller
                 (NORMAN G. HOLMES)

(iii) Directors:*
     RONALD L. KUEHN, JR.
     LARRY E. POWELL
     L. DAVID MATHEWS
     JAMES A. RUBRIGHT
     JAMES E. MOYLAN, JR.
     JAMES C. YARDLEY

     * Signed on behalf of each of these persons

            By /s/  R. DAVID HENDRICKSON
-----------------------------------------------------
              SECRETARY, AS AUTHORIZED
         BY CERTAIN POWERS OF ATTORNEY DATED
         FEBRUARY 28, 1997, ALL OF WHICH ARE
            FILED HEREWITH AS EXHIBIT 24

                     APPENDIX TO ANNUAL REPORT ON FORM 10-K
                        OF SOUTHERN NATURAL GAS COMPANY
                        FOR THE YEAR ENDED DECEMBER 31, 1996

     In compliance with Section 304 of Regulation S-T, the following information describes pictorial and/or graphic materials contained herein:

PAGE                           DESCRIPTION
----                           -----------
 I-8   Map of the Southeastern United States showing the
       approximate location of the pipeline systems of Southern and its subsidiaries and the underground storage facilities of
       Southern (each described on pages I-1 and I-2).