Form 10-Q
period 1997-03-31
SOUTHERN NATURAL GAS CO
filed 1997-05-09
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997

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

                         COMMON STOCK, $3.75 PAR VALUE:

                   1,000 SHARES OUTSTANDING ON APRIL 30, 1997

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                          Page No.

PART I.        Financial Information

               Item 1.    Financial Statements

                          Condensed Consolidated Balance Sheets
                            March 31, 1997 and December 31, 1996                           1

                          Condensed Consolidated Statements of Income
                            Three Months Ended March 31, 1997 and 1996                     2

                          Condensed Consolidated Statements of Cash Flows
                            Three Months Ended March 31, 1997 and 1996                     3

                          Notes to Condensed Consolidated Financial
                            Statements                                                     4 - 6


               Item 2.    Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                                     7 - 12

PART II.       Other Information

               Item 1.    Legal Proceedings                                               13

               Item 6.    Exhibits and Reports on Form 8-K                                13


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  March 31,         December 31,
                                                                     1997               1996
                                                                         (In Thousands)
                                     ASSETS
Current Assets:
   Cash                                                          $      727           $    2,316
   Notes receivable, primarily from affiliates                       12,559                -
   Accounts receivable                                               79,023              103,736
   Inventories                                                       23,846               24,197
   Gas imbalance receivables                                         18,298               20,161
   Other                                                              6,744                6,112
                                                                 ----------           ----------
         Total Current Assets                                       141,197              156,522
                                                                 ----------           ----------

Investments in Unconsolidated Affiliates and Other                   56,582               50,367
                                                                 ----------           ----------

Plant, Property and Equipment                                     2,363,446            2,422,845
   Less accumulated depreciation and amortization                 1,488,098            1,539,984
                                                                 ----------           ----------
                                                                    875,348              882,861
                                                                 ----------           ----------

Deferred Charges and Other:
   Gas supply realignment costs                                       8,768               11,144
   Other                                                            123,442              130,251
                                                                 ----------           ----------
                                                                    132,210              141,395
                                                                 ----------           ----------
                                                                 $1,205,337           $1,231,145
                                                                 ==========           ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Long-term debt due within one year                            $    6,964           $    6,964
   Notes payable to affiliates                                        -                    1,189
   Accounts payable                                                  37,567               62,516
   Accrued income taxes                                              15,491                  184
   Other accrued taxes                                                7,118                8,031
   Accrued interest                                                  15,080               17,015
   Gas imbalance payables                                            12,858               17,162
   Other                                                              6,468                8,217
                                                                 ----------           ----------
         Total Current Liabilities                                  101,546              121,278
                                                                 ----------           ----------

Long-Term Debt                                                      305,216              310,536
                                                                 ----------           ----------

Deferred Credits and Other:
   Deferred income taxes                                            116,734              119,850
   Reserves for regulatory matters                                   14,933               14,644
   Other                                                             94,673               97,656
                                                                 ----------           ----------
                                                                    226,340              232,150
                                                                 ----------           ----------

Commitments and Contingencies

Stockholder's Equity:
   Common stock and other capital                                    76,619              100,674
   Retained earnings                                                495,616              466,507
                                                                 ----------           ----------
         Total Stockholder's Equity                                 572,235              567,181
                                                                 ----------           ----------

                                                                 $1,205,337           $1,231,145
                                                                 ==========           ==========

                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months
                                                                          Ended March 31,
                                                                     1997                 1996
                                                                          (In Thousands)
Revenues:
   Natural gas sales                                               $ 51,040             $ 60,224
   Transportation and storage                                        93,764               95,561
   Other                                                              7,741                1,477
                                                                   --------             --------
                                                                    152,545              157,262
                                                                   --------             --------

Costs and Expenses:
   Natural gas cost                                                  51,114               57,544
   Transition cost recovery                                           2,265               (5,383)
   Operating and maintenance                                         17,631               19,860
   General and administrative                                        18,043               19,509
   Depreciation and amortization                                     11,653               12,401
   Taxes, other than income                                           5,197                5,138
                                                                   --------             --------
                                                                    105,903              109,069
                                                                   --------             --------

Operating Income                                                     46,642               48,193

Other Income, Net:
   Equity in earnings of unconsolidated affiliates                    2,696                2,555
   Other                                                              3,957                  276
                                                                   --------             --------
                                                                      6,653                2,831
                                                                   --------             --------

Interest:
   Interest income, primarily from affiliates                           146                1,924
   Interest expense                                                  (7,311)             (11,136)
   Interest capitalized                                                 508                   85
                                                                   --------             --------
                                                                     (6,657)              (9,127)
                                                                   --------             --------

Income before Income Taxes                                           46,638               41,897

Income Tax Expense                                                   17,972               16,076
                                                                   --------             --------

Net Income                                                         $ 28,666             $ 25,821
                                                                   ========             ========















                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months
                                                                          Ended March 31,
                                                                     1997                1996
                                                                          (In Thousands)
Cash Flows from Operating Activities:
   Net income                                                      $ 28,666             $ 25,821
   Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
         Depreciation and amortization                               11,653               12,401
         Deferred income taxes                                        2,197                4,120
         Equity in earnings of unconsolidated
           affiliates, less distributions                            (2,696)              (2,555)
         Gain on disposal of assets                                    (262)                -
         Reserves for regulatory matters                                288                 (910)
         Gas supply realignment costs                                 2,375               (9,684)
         Change in:
           Accounts receivable                                       21,379                9,016
           Inventories                                                  111               (7,586)
           Accounts payable                                         (22,101)             (13,224)
           Accrued interest and income taxes, net                    14,027                9,197
           Other current assets and liabilities                      (6,096)              (4,772)
         Other                                                         (386)             (16,721)
                                                                   --------             --------
           Net cash provided by operating activities                 49,155                5,103
                                                                   --------             --------

Cash Flows from Investing Activities:
   Plant, property and equipment additions                          (31,766)             (15,517)
   Notes receivable, primarily from affiliates                      (10,000)               2,414
   Proceeds from disposal of assets and other                        (2,470)                (294)
                                                                   --------             --------
           Net cash used in investing activities                    (44,236)             (13,397)
                                                                   --------             --------

Cash Flows from Financing Activities:
   Payments of long-term debt                                        (5,320)              (5,320)
   Changes in short-term borrowings                                  (1,188)              26,066
                                                                   --------             --------
      Net changes in debt                                            (6,508)              20,746
   Dividends paid                                                      -                 (12,400)
                                                                   --------             --------
           Net cash provided by (used in)
              financing activities                                   (6,508)               8,346
                                                                   --------             --------

Net Increase (Decrease) in Cash                                      (1,589)                  52

Cash at Beginning of Period                                           2,316                  711
                                                                   --------             --------

Cash at End of Period                                              $    727             $    763
                                                                   ========             ========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                            $  8,421             $  9,043
   Income taxes, net                                               $    261             $    869




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

        Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 presentation.

2.      Changes in Operations

        On January 1, 1997, Southern made a non-cash transfer of its investment of $23,612,000 in Sonat Intrastate-Alabama Inc. to Sonat. For the three months ended March 31, 1996, Sonat Intrastate-Alabama had revenues of $7,024,000 and a net loss of $332,000.

3.      Unconsolidated Affiliates

        A subsidiary of Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company. The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                          Three Months
                                                                         Ended March 31,
                                                                     1997              1996
                                                                         (In Thousands)

        Revenues                                                    $9,346            $9,241
        Expenses:
          Operating expenses                                         1,241             1,166
          Depreciation                                               1,356             1,353
          Other expenses, net                                        1,333             1,486
                                                                    ------            ------

        Income Reported                                             $5,416            $5,236
                                                                    ======            ======


4.      Debt and Notes To and From Affiliates

        Unsecured Notes - As part of Sonat's cash management program, Southern can either loan funds to or borrow funds from Sonat. Notes receivable and payable are in the form of demand notes with rates reflecting Sonat's return on funds loaned to its subsidiaries, average short-term investment rates and

4.      Debt and Notes To and From Affiliates (Cont'd)

cost of borrowed funds. In certain circumstances, these notes are subordinated in right of payment to amounts payable by Sonat under certain long-term credit agreements. In September 1996 Southern began borrowing from its subsidiaries and repaid its loan from Sonat.

        Southern has available short-term lines of credit of $50 million through May 27, 1997. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At March 31, 1997, no amount was outstanding under Southern's agreement.

5.      Commitments and Contingencies

        Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At March 31, 1997, Southern's rates are established by a settlement with all of its customers (except one representing approximately 2 percent of Southern's firm transportation volumes) that was approved by a FERC order issued in 1995 and are not subject to refund. (See Rate Matters in Item 2 of this report.)

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

        Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. On August 2, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act and requiring that an initial decision be issued by May 2, 1997. On December 31, 1996, Sea Robin filed a proposed settlement of the complaint proceeding pursuant to which it would voluntarily reduce its transportation rates by $.0042 per decatherm (Dth), calculated on a 100 percent load factor basis, effective January 1, 1997. The settlement was supported by the staff of the FERC and one of two groups of active intervenors, but was opposed by the complainant shippers, which was the other group of active intervenors. By order dated April 16, 1997, the FERC approved the settlement with modifications, making a merits determination as to just and reasonable rate levels to become effective for contesting and non-contesting parties as of May 1, 1997. Under the FERC Order, Sea Robin's transportation rates were reduced an additional $.006 per Dth, calculated on a 100 percent load factor basis, below the proposed settlement rate level. Sea Robin intends to seek rehearing of the settlement order on the grounds that it improperly modified the settlement terms as to non-contesting parties, and that it failed to properly consider the filed case in making its merits determinations as to contesting parties.

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

        Southern is aggressively seeking to expand its pipeline system in its traditional market area and to connect new gas supplies.

        In April 1997, an amended application and tariff for the Destin Pipeline was filed with the Federal Energy Regulatory Commission (FERC) to reflect the fact that units of Shell Oil Company and Amoco Corporation have joined in the ownership of this 1 Bcf per day, $300 million pipeline designed to transport natural gas from the growing eastern Gulf of Mexico production area. Southern has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline, and discussions are underway with other prospective shippers. The pipeline, which is still subject to FERC approval, is expected to be completed in mid-1998.

        Also in April 1997, the FERC issued an order that permits Southern to begin construction on a $36 million project that will add 46 million cubic feet per day of firm capacity for customers in Georgia and Tennessee. Construction is planned to begin in mid-May, and this project is expected to be in service in late 1997. Southern is also moving forward on expansions to eastern Tennessee and northern Alabama that have a total estimated capital cost of $107 million. The North Alabama expansion, which is pending before the FERC, is now anticipated to go in service in the summer of 1998. The East Tennessee expansion is anticipated to go in service in November 1998, subject to FERC approval of an application that is expected to be filed in May.

Operations

                                                                          Three Months
                                                                         Ended March 31,
                                                                    1997                1996
                                                                          (In Millions)
Revenues:
   Gas sales                                                        $ 51.0              $ 60.2
   Market transportation and storage                                  83.2                84.4
   Supply transportation                                              10.5                11.2
   Other                                                               7.8                 1.5
                                                                    ------              ------
      Total Revenues                                                 152.5               157.3
                                                                    ------              ------

Costs and Expenses:
   Natural gas cost                                                   51.1                57.6
   Transition cost recovery                                            2.3                (5.4)
   Operating and maintenance                                          17.6                19.9
   General and administrative                                         18.0                19.5
   Depreciation and amortization                                      11.7                12.4
   Taxes, other than income                                            5.2                 5.1
                                                                    ------              ------
                                                                     105.9               109.1
                                                                    ------              ------
      Operating Income                                              $ 46.6              $ 48.2
                                                                    ======              ======

Equity in Earnings of
   Unconsolidated Affiliates                                        $  2.7              $  2.6
                                                                    ======              ======

                                                                       (Billion Cubic Feet)
Volumes:
   Intrastate gas sales                                                  -                   2
   Market transportation                                               170                 208
                                                                       ---                 ---
      Total Market Throughput                                          170                 210
   Supply transportation                                                80                  85
                                                                       ---                 ---
      Total Volumes                                                    250                 295
                                                                       ===                 ===

   Transition gas sales                                                 18                  17
                                                                       ===                 ===



First Quarter 1997 to First Quarter 1996 Analysis

        Operating results for the first quarter of 1997 were down slightly compared with the prior year primarily due to lower throughput, partially offset by lower expenses.

        Gas sales revenue and natural gas cost decreased in the 1997 period due to lower volumes resulting from the transfer to Sonat of its ownership of a small intrastate pipeline, which was immaterial to operating results, and sales of storage gas in 1996. Market transportation revenues decreased due to lower volumes resulting primarily from warmer weather. The decrease in supply transportation revenues reflects lower transportation volumes at Sea Robin
Pipeline Company, a wholly owned subsidiary of Southern. Other revenues and transition cost recovery in the 1997 period were higher due to a $16 million gas supply realignment (GSR) cost refund made pursuant to Southern's approved settlement. Since the impact of this refund was offsetting in nature, operating income was not affected. Absent the GSR refund, other revenues and transition cost recovery were lower in 1997 due to a higher GSR recovery rate in the 1996 period. Operating and maintenance expenses decreased in 1997 as a result of cost cutting measures, and general and administrative expenses decreased primarily due to lower allocations of corporate charges.

Natural Gas Sales and Supply

        Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of FERC Order No. 636, Southern has terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 85 percent of the purchase commitments in 1997 described below. Based on Southern's current expectations with respect to natural gas prices in the years following 1997, only a small amount of gas volumes are expected to be at prices above market. Pending the termination of these remaining supply contracts, Southern is selling a portion of its remaining gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder of Southern's gas supply will continue to be sold on a month-to-month basis.

        Southern's purchase commitments under its remaining gas supply contracts for the last nine months of 1997 and years 1998 through 2001 are estimated as follows:

                                                                  Estimated
                                                                  Purchase
                                                                 Commitments
                                                                (In Millions)

        1997                                                         $136
        1998                                                           19
        1999                                                           17
        2000                                                           15
        2001                                                           10

        These estimates are subject to significant uncertainty due both to the number of assumptions inherent in these estimates and to the wide range of possible outcomes for each assumption. None of the three major factors that determine purchase commitments (underlying reserves, future deliverability and future price) is known today with certainty.

Rate Matters

        A settlement approved by the FERC in 1995 resolved all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of FERC Order No. 636, except for one contesting party that represents approximately 2 percent of Southern's firm transportation volumes. That party has appealed the FERC's approval of the settlement and orders in the proceedings to the United States Circuit Court of Appeals. The settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998, but requires Southern to file a new rate case no later than September 1, 1999.


                                    ---------------------


Other Income Statement Items

                                                                          Three Months
                                                                         Ended March 31,
                                                                    1997                1996
                                                                          (In Millions)

Other Income, Net                                                    $ 6.7              $ 2.8

        The increase in Other Income in the 1997 period compared to the 1996 period is primarily due to a gain on the termination of an interest rate swap in 1997. There was also a higher level of allowance for funds capitalized at Southern in the current period.

Interest Expense, Net                                                $ 6.7              $ 9.1

        Net interest expense decreased in 1997 compared to 1996 due to lower interest expense, slightly offset by lower interest income. Interest expense decreased due to much lower average regulatory reserve balances and lower average debt balances. Interest income decreased due to lower GSR related interest income and lower average balances of loans to affiliates.

Income Tax Expense                                                   $18.0              $16.1

        Income tax expense increased in the 1997 period due to higher pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                          Three Months
                                                                         Ended March 31,
                                                                    1997                1996
                                                                          (In Millions)

Operating Activities                                                 $49.2              $ 5.1

        Cash flow from operations increased $44.1 million compared to the 1996 period. The increase was attributable to several items. The change in net gas supply realignment costs represents net recoveries in the current period compared to net payments in the prior period. The change in accounts receivable and accounts payable is primarily attributable to lower gas sales in the current period. The change in inventory resulted from Southern's purchase of materials for various expansion projects in 1996. The increase in interest and taxes is attributable to higher taxable earnings in the 1997 period. The increase in Other is primarily due to higher purchases of gas stored underground by Southern in 1996.

Investing Activities                                                $(44.2)            $(13.4)

        Net cash used in investing activities was $30.8 million higher in 1997 compared to 1996. The increase was primarily attributable to increased loans by Southern to its parent and to capital expenditures, which were higher in the current period due to system expansions at Southern.

Financing Activities                                                $ (6.5)            $  8.3

        Financing activities used $6.5 million in 1997 compared to providing $8.3 million in 1996. The change was primarily due to borrowings from Sonat and dividends paid during the 1996 period.

Capital Resources

        At March 31, 1997, Southern had lines of credit with a capacity of $50 million. Southern also has a shelf registration with the Securities and Exchange Commission for up to $200 million in debt securities, of which $100 million has been issued.

        Southern expects to continue to use cash from operations and borrowings in the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

FORWARD LOOKING STATEMENTS

        From time to time Southern may make or publish forward-looking statements relating to such matters as anticipated financial performance, business plans and prospects, objectives, future projects, and similar matters. This report contains such forward-looking statements. These forward-looking statements are based on assumptions that Southern believes are reasonable. A variety of factors, however, could cause Southern's actual results and experience to differ materially from the anticipated results or other expectations expressed in Southern's forward-looking statements.

        Important factors that could cause actual results to differ include the timing and extent of changes in oil and gas prices and underlying demand, which would affect profitability and might cause Southern to alter its plans, the pace of deregulation of retail natural gas and electricity markets in the United States, and the success of management's cost reduction activities. Realization of Southern's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of Southern's businesses, and changes in general economic conditions and the state of domestic capital markets.

        The success of Southern's expansion projects in its natural gas transmission segment is dependent on obtaining both the necessary number of customer commitments for a project and regulatory approval of the project, which may encounter opposition by the staff of the FERC, environmental groups, local landowners, and customers of Southern or its local distribution customers. Southern's regulated natural gas transmission subsidiaries recover substantially all of their fixed costs, a return on equity, and income taxes in the capacity reservation component of their firm transportation rates. There can be no assurance, however, that the existing customers of Southern's natural gas transmission subsidiaries will extend their firm service agreements at the same levels when their current service agreements expire.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

        In Jack J. Grynberg, ex rel. v. Alaska Pipeline Company, et al., which is described in Part I, Item 3, of the Company's report on Form 10-K for the year ended December 31, 1996, the court on March 27, 1997, granted the motion to dismiss filed by the Combined Defendants Group, which included Southern and Sea Robin. The dismissal, which was without prejudice against refiling, was based on two grounds: (1) the defendants were improperly joined in a single action, and
(2) the complaint failed to plead fraud with sufficient particularity to state a claim.


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits(1)

Exhibit
Number                       Exhibits


12*            Computation of Ratio of Earnings to Fixed Charges

27*            Financial Data Schedules for the period ended March 31, 1997
-------------
*   Filed herewith


(b)     Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended March 31, 1997.











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



                                                   Southern Natural Gas Company



Date:          May 9, 1997                    By:   /s/ Thomas W. Barker, Jr.
       --------------------------                  --------------------------
                                                   Thomas W. Barker, Jr.
                                                   Treasurer



Date:          May 9, 1997                    By:   /s/ Norman G. Holmes
       --------------------------                  ---------------------
                                                   Norman G. Holmes
                                                   Vice President & Controller