Form 10-Q
period 1997-06-30
SOUTHERN NATURAL GAS CO
filed 1997-08-11
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997

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

                         COMMON STOCK, $3.75 PAR VALUE:

                    1,000 SHARES OUTSTANDING ON JULY 31, 1997

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.

PART I.       Financial Information

              Item 1.      Financial Statements

                           Condensed Consolidated Balance Sheets
                              (Unaudited)--June 30, 1997 and December 31, 1996                                 1

                           Condensed Consolidated Statements of Income
                              (Unaudited)--Three Months and Six Months Ended
                              June 30, 1997 and 1996                                                           2

                           Condensed Consolidated Statements of Cash Flows
                              (Unaudited)--Six Months Ended June 30, 1997 and 1996                             3

                           Notes to Condensed Consolidated Financial
                              Statements (Unaudited)                                                           4 - 6

              Item 2.      Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                                                       7 - 12

PART II.      Other Information

              Item 6.      Exhibits and Reports on Form 8-K                                                   13

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,               December 31,
                                                                                    1997                     1996
                                                                                            (In Thousands)
                                                        ASSETS
Current Assets:
    Cash                                                                            $    1,667               $    2,316
    Notes receivable, primarily from affiliates                                         19,014                    -
    Accounts receivable                                                                 84,107                  103,736
    Inventories                                                                         29,002                   24,197
    Gas imbalance receivables                                                           12,572                   20,161
    Other                                                                                3,995                    6,112
                                                                                    ----------               ----------
          Total Current Assets                                                         150,357                  156,522
                                                                                    ----------               ----------

Investments in Unconsolidated Affiliates and Other                                      54,766                   50,367
                                                                                    ----------               ----------

Plant, Property and Equipment                                                        2,380,251                2,422,845
    Less accumulated depreciation and amortization                                   1,494,067                1,539,984
                                                                                    ----------               ----------
                                                                                       886,184                  882,861
                                                                                    ----------               ----------

Deferred Charges and Other:
    Gas supply realignment costs                                                         6,176                   11,144
    Other                                                                              120,228                  130,251
                                                                                    ----------               ----------
                                                                                       126,404                  141,395
                                                                                    ----------               ----------
                                                                                    $1,217,711               $1,231,145
                                                                                    ==========               ==========

                                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Long-term debt due within one year                                              $    6,324               $    6,964
    Notes payable to affiliates                                                          -                        1,189
    Accounts payable                                                                    39,033                   62,516
    Accrued income taxes                                                                 1,997                      184
    Other accrued taxes                                                                  9,988                    8,031
    Accrued interest                                                                    17,525                   17,015
    Gas imbalance payables                                                              10,131                   17,162
    Other                                                                                7,305                    8,217
                                                                                    ----------               ----------
          Total Current Liabilities                                                     92,303                  121,278
                                                                                    ----------               ----------

Long-Term Debt                                                                         305,536                  310,536
                                                                                    ----------               ----------

Deferred Credits and Other:
    Deferred income taxes                                                              124,071                  119,850
    Reserves for regulatory matters                                                      4,641                   14,644
    Other                                                                               92,903                   97,656
                                                                                    ----------               ----------
                                                                                       221,615                  232,150
                                                                                    ----------               ----------

Commitments and Contingencies

Stockholder's Equity:
    Common stock and other capital                                                      76,619                  100,674
    Retained earnings                                                                  521,638                  466,507
                                                                                    ----------               ----------
          Total Stockholder's Equity                                                   598,257                  567,181
                                                                                    ----------               ----------

                                                                                    $1,217,711               $1,231,145
                                                                                    ==========               ==========



                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                   Three Months                        Six Months
                                                                  Ended June 30,                     Ended June 30,
                                                               --------------------               -----------------
                                                              1997               1996           1997                1996
                                                              ----               ----           ----                ----
                                                                                     (In Thousands)
Revenues:
    Transportation and storage                                 $ 86,950         $ 88,274          $180,714         $183,835
    Other                                                        16,431            7,707            21,833           17,247
                                                               --------         --------          --------         --------
                                                                103,381           95,981           202,547          201,082
                                                               --------         --------          --------         --------

Costs and Expenses:
    Operating and maintenance                                    22,170           22,410            39,801           42,270
    General and administrative                                   19,049           20,524            37,092           40,033
    Depreciation and amortization                                11,960           12,393            23,613           24,794
    Taxes, other than income                                      4,773            4,175             9,970            9,313
                                                               --------         --------          --------         --------
                                                                 57,952           59,502           110,476          116,410
                                                               --------         --------          --------         --------

Operating Income                                                 45,429           36,479            92,071           84,672

Other Income, Net:
    Equity in earnings of
       unconsolidated affiliates                                  2,701            2,340             5,397            4,895
    Other                                                           968              613             4,925              889
                                                               --------         --------          --------         --------
                                                                  3,669            2,953            10,322            5,784
                                                               --------         --------          --------         --------

Interest:
    Interest income, primarily
       from affiliates                                               43            1,331               189            3,255
    Interest expense                                             (7,063)         (11,159)          (14,374)         (22,295)
    Interest capitalized                                            348              211               856              296
                                                               --------         --------          --------         --------
                                                                 (6,672)          (9,617)          (13,329)         (18,744)
                                                               --------         --------          --------         --------

Income before Income Taxes                                       42,426           29,815            89,064           71,712

Income Taxes                                                     16,404           11,551            34,376           27,627
                                                               --------         --------          --------         --------

Net Income                                                     $ 26,022         $ 18,264          $ 54,688         $ 44,085
                                                               ========         ========          ========         ========

















                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                     1997                       1996
                                                                                             (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                       $ 54,688                 $  44,085
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                                23,613                    24,794
          Deferred income taxes                                                         9,534                    38,690
          Equity in earnings of unconsolidated
              affiliates, less distributions                                             (897)                      255
          Gain on disposal of assets                                                     (262)                     -
          Reserves for regulatory matters                                             (10,003)                 (167,339)
          Gas supply realignment costs                                                  4,968                   174,947
          Change in:
              Accounts receivable                                                      16,294                    19,815
              Inventories                                                              (5,045)                   (4,109)
              Accounts payable                                                        (20,636)                   (9,211)
              Accrued interest and income taxes, net                                    2,978                   (21,563)
              Other current assets and liabilities                                      3,360                    (1,350)
          Other                                                                         5,319                   (57,368)
                                                                                     --------                 ---------
              Net cash provided by operating
                 activities                                                            83,911                    41,646
                                                                                     --------                 ---------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                           (59,037)                  (51,930)
    Notes receivable, primarily from affiliates                                       (16,455)                    4,430
    Proceeds from disposal of assets and other                                         (2,239)                      758
                                                                                     --------                 ---------
              Net cash used in investing activities                                   (77,731)                  (46,742)
                                                                                     --------                 ---------

Cash Flows from Financing Activities:
    Payments of long-term debt                                                         (5,640)                   (5,888)
    Changes in short-term borrowings                                                   (1,189)                   36,601
                                                                                     --------                 ---------
       Net changes in debt                                                             (6,829)                   30,713
    Dividends paid                                                                       -                      (24,800)
                                                                                     --------                 ---------
              Net cash provided by (used in)
                 financing activities                                                  (6,829)                    5,913
                                                                                     --------                 ---------

Net Increase (Decrease) in Cash                                                          (649)                      817

Cash at Beginning of Period                                                             2,316                       711
                                                                                     --------                 ---------

Cash at End of Period                                                                $  1,667                 $   1,528
                                                                                     ========                 =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                             $ 12,438                 $  13,513
    Income taxes, net                                                                  23,249                    11,049





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

         The 1996 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues in the Condensed Consolidated Statements of Income. Certain other amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 presentation.

2.       Changes in Operations

         On January 1, 1997, Southern made a non-cash transfer of its investment of $23,612,000 in Sonat Intrastate-Alabama Inc. to Sonat. For the three months and six months ended June 30, 1996, Sonat Intrastate-Alabama had revenues of $5,482,000 and $12,506,000 and a net loss of $210,000 and $542,000, respectively.

3.       Unconsolidated Affiliates

         A subsidiary of Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company. The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                            Three Months                       Six Months
                                                           Ended June 30,                     Ended June 30,
                                                        1997             1996             1997             1996
                                                                             (In Thousands)

Revenues                                                $8,973            $8,952          $18,319           $18,193
Expenses:
    Operating expenses                                   1,120             1,370            2,361             2,535
    Depreciation                                         1,358             1,353            2,714             2,707
    Other expenses, net                                  1,248             1,408            2,581             2,894
                                                        ------            ------          -------           -------

Income Reported                                         $5,247            $4,821          $10,663           $10,057
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

         Southern has available short-term lines of credit of $50 million through May 26, 1998. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At June 30, 1997, no amount was outstanding under Southern's agreement.

5.       Commitments and Contingencies

         Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At June 30, 1997, Southern's rates are established by a settlement with all of its customers (except one representing approximately 2 percent of Southern's firm transportation volumes) that was approved by a FERC order issued in 1995 and are not subject to refund. (See Rate Matters in Item 2 of this report.)

         Sea Robin - In January 1995 Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC a petition for a declaratory ruling that the Sea Robin pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995 the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC on June 26, 1996. Sea Robin filed on August 15, 1996, for judicial review of the orders denying its petition and had oral argument in its pending appeal before the Eleventh Circuit on July 10, 1997.

         Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. In its answer, Sea Robin asked the FERC to dismiss the complaint or to find that its rates continue to be just and reasonable based on the data it presented. On August 2, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act and requiring that an initial decision be issued by May 2, 1997. On December 31, 1996, Sea Robin filed a proposed settlement of the complaint proceeding pursuant to which it would voluntarily reduce its transportation rates by $.0042 per decatherm
(Dth), calculated on a 100 percent load factor basis, effective January 1, 1997. The settlement was supported by the staff of the FERC and one of two groups of active intervenors, but was opposed by the complainant shippers, the other group of active intervenors. By order dated April 22, 1997, the FERC approved the settlement with modifications, making a merits determination as to the just and reasonable rates to become effective for contesting and non-contesting parties as of May 1, 1997. Under the FERC Order, Sea Robin's transportation rates were reduced an additional $.006 per Dth, calculated on a 100 percent load factor basis, below the proposed settlement rate level. Sea Robin sought rehearing of the settlement order on May 22, 1997, arguing that the FERC improperly modified the settlement terms as to non-contesting parties, and that it failed to properly consider Sea Robin's filed case in making its merits determinations as to contesting parties.

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

         In March 1997 an amended application and tariff for the Destin Pipeline was filed with the Federal Energy Regulatory Commission (FERC) to reflect the fact that units of Shell Oil Company and Amoco Corporation have joined in the ownership of this 1 Bcf per day, $300 million pipeline designed to transport natural gas from the growing eastern Gulf of Mexico production area. Southern has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline, and discussions are underway with other prospective shippers. In June 1997 the FERC issued a Preliminary Determination, subject to completion of its environmental review, that approved the construction and operation of the Destin Pipeline. In July 1997 the FERC issued its Draft Environmental Impact Statement. The pipeline, which is still subject to final FERC approval, is expected to be completed in mid-1998.

         In April 1997 the FERC issued an order that permits Southern to begin construction on a $36 million project that will add 46 million cubic feet per day of firm capacity for customers in Georgia and Tennessee. Construction began in late June, and this project is expected to be in service in late 1997. Southern is also moving forward on expansions to eastern Tennessee and northern Alabama that have a total estimated capital cost of $107 million. The North Alabama expansion, which received FERC approval in May 1997, is now anticipated to go in service in the fourth quarter of 1998. The East Tennessee expansion is anticipated to go in service in November 1998, subject to FERC approval of an application that Southern filed in May 1997.

Operations

                                                                    Three Months                        Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                --------------------               -----------------
                                                           1997             1996              1997              1996
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues (Note):
    Market transportation and
       storage                                            $ 74.6            $ 76.1           $157.8            $160.5
    Supply transportation                                   12.4              12.1             22.9              23.3
    Other                                                   16.5               7.8             21.9              17.3
                                                          ------            ------           ------            ------
       Total Revenues                                      103.5              96.0            202.6             201.1
                                                          ------            ------           ------            ------

Costs and Expenses (Note):
    Operating and maintenance                               22.2              22.4             39.8              42.3
    General and administrative                              19.1              20.5             37.1              40.0
    Depreciation and amortization                           11.9              12.4             23.6              24.8
    Taxes, other than income                                 4.8               4.2             10.0               9.3
                                                          ------            ------           ------            ------
                                                            58.0              59.5            110.5             116.4
                                                          ------            ------           ------            ------
       Operating Income                                   $ 45.5            $ 36.5           $ 92.1            $ 84.7
                                                          ======            ======           ======            ======

Equity in Earnings of
    Unconsolidated Affiliates                             $  2.7            $  2.3           $  5.4            $  4.9
                                                          ======            ======           ======            ======

                                                                             (Billion Cubic Feet)
Volumes:
    Market transportation                                     136              144               306              354
    Supply transportation                                     100               80               180              165
                                                             ----             ----             -----            -----
       Total Volumes                                          236              224               486              519
                                                             ====             ====             =====            =====

    Transition gas sales                                       17               18                35               35
                                                             ====             ====             =====            =====


Note: The 1996 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues.


Second Quarter 1997 to Second Quarter 1996 Analysis

         Operating income for Southern was $45.5 million compared with $36.5 million in the second quarter of 1996. The improvement is primarily due to the impact of recent expansions, improved results at Sea Robin Pipeline Company, a wholly owned subsidiary of Southern, and lower expenses. In addition, operating income includes the adjustment of a reserve due to a favorable ruling on a royalty issue. The reserve adjustment, net of other out-of-period items including depreciation and property tax adjustments and interest related to GSR collection in 1996, increased operating income by $2.4 million.

         Market transportation revenues decreased due primarily to a reduction in interruptible volumes, partially offset by increased revenue from expansions. Supply transportation revenues increased due to an expansion in firm service at Southern and increased volumes at Sea Robin. Excluding the out-of-period items mentioned above, operating and maintenance expense decreased due to cost cutting measures. General and administrative expenses decreased primarily due to lower stock-based compensation expense.

Six Months 1997 to Six Months 1996 Analysis

         Operating income for Southern was $92.1 million compared with $84.7 million for the six months ended June 30, 1996. The improvement was primarily due to the same factors discussed above.

         Market transportation revenues decreased due to lower volumes resulting primarily from warmer weather, partially offset by increased revenue from expansions. Supply transportation revenues decreased somewhat due to lower transportation rates at Sea Robin, partially offset by higher revenue from recent expansions at Southern. Operating and maintenance expense decreased in the 1997 period due to cost cutting measures. General and administrative expenses decreased primarily due to lower stock-based compensation and employee benefit expenses.

Natural Gas Sales and Supply

         As a result of FERC Order No. 636, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination of the remaining supply contracts, Southern is selling a portion of its gas supply to a number of its firm transportation customers under contracts that have been extended through November 30, 1997. The remainder is sold on a month-to-month basis. Gas sales revenue and natural gas cost are included in other revenue.

         Southern currently is incurring no take-or-pay liabilities under any of these contracts. Two market-priced contracts entered into with Exxon Corporation in 1995 as part of a settlement of certain other gas purchase contracts account for 85 percent of Southern's remaining estimated purchase commitments in 1997, which total $68 million. Annual purchase commitments total less than $20 million for subsequent years. Based on Southern's current expectations with respect to natural gas prices in the years following 1997, only a small amount of gas volumes are expected to be at prices above market.

Rate Matters

         A settlement approved by the FERC in 1995 resolved all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of FERC Order No. 636, except for one contesting party that represents approximately 2 percent of Southern's firm transportation volumes. That party has appealed the FERC's approval of the settlement and orders in the proceedings to the United States Circuit Court of Appeals. As a contesting party under the settlement, that party has also challenged at FERC the collection by Southern of approximately $6.3 million in GSR costs allocable to it under Order No. 636. The settlement provides that, except in certain limited circumstances, Southern will not file a general rate case to be effective prior to March 1, 1998, but requires Southern to file a new rate case no later than September 1, 1999.




Other Income Statement Items

                                                               Three Months                         Six Months
                                                              Ended June 30,                      Ended June 30,
                                                           1997             1996              1997              1996
                                                                                (In Millions)

Other Income-Other                                         $ 1.0             $ 0.6            $ 4.9             $ 0.9

         Other income-other increased for the six-month period of 1997 due to the recognition of a gain on the termination of an interest rate swap. In addition, both the three-month and six-month periods of 1997 reflect higher levels of equity interest capitalized at Southern Natural.

Interest Expense, Net                                      $ 6.7             $ 9.6            $13.3             $18.7

         Net interest expense decreased in the three-month and six-month periods of 1997 due to lower interest expense, slightly offset by lower interest income. Interest expense decreased due to much lower average regulatory reserve balances and lower average debt balances. Interest income decreased primarily due to lower average balances of loans to affiliates and lower GSR related interest income.

Income Tax Expense                                         $16.4             $11.6            $34.4             $27.6

         Income tax expense increased in the 1997 periods due to higher pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                              1997              1996
                                                                                                   (In Millions)

Operating Activities                                                                          $83.9             $41.6

         Cash flow from operations increased $42.3 million compared to the 1996 period. The primary reasons for the increase was $35.0 million of cash refunds to customers in the prior period and improved operations.

         Other than the refunds discussed above, the change in gas supply realignment costs was attributable to the recording of the Customer Settlement in the second quarter of 1996. In addition, the change in reserves for regulatory matters, deferred income taxes, accrued interest and income taxes, and other is due to the settlement accounting, which was essentially offsetting among these captions. The change in accounts payable is primarily due to the accrual of cost for a contract termination in the 1996 period.

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                              1997              1996
                                                                                                   (In Millions)

Investing Activities                                                                         $(77.7)           $(46.7)

         Net cash used in investing activities was $31.0 million higher in 1997 compared to 1996. The increased was primarily attributable to increased loans by Southern to its parent and to capital expenditures, which were higher in the current period due to system expansions at Southern Natural.

Financing Activities                                                                         $ (6.8)           $  5.9

         Financing activities used $6.8 million in 1997 compared to providing $5.9 million in 1996. The change was primarily due to loan repayments of $36.6 million from Southern's parent, offset by $24.8 million in dividend payments in the 1996 period.

Capital Resources

         At June 30, 1997, Southern had lines of credit with a capacity of $50 million. Southern also has a shelf registration with the Securities and Exchange Commission for up to $200 million in debt securities, of which $100 million has been issued.

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

         The success of Southern's expansion projects is dependent on obtaining both the necessary number of customer commitments for a project and regulatory approval of the project, which may encounter opposition by the staff of the FERC, environmental groups, local landowners, and customers of Southern or its local distribution customers. There can be no assurance that Southern's pipeline projects will receive timely regulatory approvals and be constructed and placed into service on schedule.

                           PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits1

Exhibit
Number                     Exhibits


12*               Computation of Ratio of Earnings to Fixed Charges

27.1*             Financial Data Schedules for the period ended June 30, 1997

27.2* Restated Financial Data Schedules for the periods ended March 31, 1997; March 31, 1996; June 30, 1996;
                  September 30, 1996; and December 31, 1996

27.3* Restated Financial Data Schedules for the periods ended March 31, 1995; June 30, 1995; September 30, 1995;
                  December 31, 1995; and December 31, 1994
------------
*  Filed herewith


(b)      Reports on Form 8-K

         The Company did not file any report on Form 8-K during the quarter ended June 30, 1997.


















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



                                                 Southern Natural Gas Company



Date:         August 11, 1997             By:    /s/ Thomas W. Barker, Jr.
       ---------------------------               --------------------------
                                                 Thomas W. Barker, Jr.
                                                 Vice President-Finance




Date:         August 11, 1997             By:    /s/ Norman G. Holmes
       ---------------------------               ---------------------
                                                 Norman G. Holmes
                                                 Vice President & Controller