Form 10-Q
period 1997-09-30
SOUTHERN NATURAL GAS CO
filed 1997-11-10
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997

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

                         COMMON STOCK, $3.75 PAR VALUE:

                  1,000 SHARES OUTSTANDING ON OCTOBER 31, 1997

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.

PART I.       Financial Information

              Item 1.      Financial Statements

                           Condensed Consolidated Balance Sheets
                              (Unaudited)--September 30, 1997 and
                              December 31, 1996                                                                1

                           Condensed Consolidated Statements of Income
                              (Unaudited)--Three Months and Nine Months Ended
                              September 30, 1997 and 1996                                                      2

                           Condensed Consolidated Statements of Cash Flows
                              (Unaudited)--Nine Months Ended
                              September 30, 1997 and 1996                                                      3

                           Notes to Condensed Consolidated Financial
                              Statements (Unaudited)                                                           4 - 6

              Item 2.      Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                                                       7 - 12

PART II.      Other Information

              Item 6.      Exhibits and Reports on Form 8K                                                    13


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,            December 31,
                                                                                    1997                     1996
                                                                                            (In Thousands)
                                     ASSETS
Current Assets:
    Cash                                                                            $    1,724               $    2,316
    Notes receivable, primarily from affiliates                                        113,376                    -
    Accounts receivable                                                                 87,661                  103,736
    Inventories                                                                         24,773                   24,197
    Income taxes                                                                         2,255                      902
    Gas imbalance receivables                                                           12,244                   20,161
    Other                                                                                  899                    5,210
                                                                                    ----------               ----------
          Total Current Assets                                                         242,932                  156,522
                                                                                    ----------               ----------

Investments in Unconsolidated Affiliates and Other                                      74,741                   50,367
                                                                                    ----------               ----------

Plant, Property and Equipment                                                        2,416,808                2,422,845
    Less accumulated depreciation and amortization                                   1,507,488                1,539,984
                                                                                    ----------               ----------
                                                                                       909,320                  882,861
                                                                                    ----------               ----------

Deferred Charges and Other:
    Gas supply realignment costs                                                         5,156                   11,144
    Other                                                                              129,557                  130,251
                                                                                    ----------               ----------
                                                                                       134,713                  141,395
                                                                                    ----------               ----------
                                                                                    $1,361,706               $1,231,145
                                                                                    ==========               ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Long-term debt due within one year                                              $    6,004               $    6,964
    Notes payable to affiliates                                                          -                        1,189
    Accounts payable                                                                    40,557                   62,516
    Accrued income taxes                                                                 1,780                      184
    Other accrued taxes                                                                 13,551                    8,031
    Accrued interest                                                                    15,745                   17,015
    Gas imbalance payables                                                              20,487                   17,162
    Other                                                                                7,247                    8,217
                                                                                    ----------               ----------
          Total Current Liabilities                                                    105,371                  121,278
                                                                                    ----------               ----------

Long-Term Debt                                                                         405,536                  310,536
                                                                                    ----------               ----------

Deferred Credits and Other:
    Deferred income taxes                                                              130,932                  119,850
    Reserves for regulatory matters                                                      4,739                   14,644
    Other                                                                               91,109                   97,656
                                                                                    ----------               ----------
                                                                                       226,780                  232,150
                                                                                    ----------               ----------

Commitments and Contingencies

Stockholder's Equity:
    Common stock and other capital                                                      79,292                  100,674
    Retained earnings                                                                  544,727                  466,507
                                                                                    ----------               ----------
          Total Stockholder's Equity                                                   624,019                  567,181
                                                                                    ----------               ----------

                                                                                    $1,361,706               $1,231,145
                                                                                    ==========               ==========

                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months                        Nine Months
                                                                    Ended September 30,                Ended September 30,
                                                              1997               1996           1997                1996
                                                                                     (In Thousands)
Revenues:
    Transportation and storage                                  $87,675          $89,415          $268,389         $273,250
    Other                                                         5,479            6,312            27,312           23,559
                                                                -------          -------          --------         --------
                                                                 93,154           95,727           295,701          296,809
                                                                -------          -------          --------         --------

Costs and Expenses:
    Operating and maintenance                                    20,440           24,646            60,241           66,916
    General and administrative                                   15,770           18,857            52,862           58,890
    Depreciation and amortization                                11,982           11,316            35,595           36,110
    Taxes, other than income                                      5,005            4,716            14,975           14,029
                                                                -------          -------          --------         --------
                                                                 53,197           59,535           163,673          175,945
                                                                -------          -------          --------         --------

Operating Income                                                 39,957           36,192           132,028          120,864

Other Income, Net:
    Equity in earnings of
       unconsolidated affiliates                                  2,716            2,341             8,113            7,236
    Other                                                           986            4,861             5,911            5,750
                                                                -------          -------          --------         --------
                                                                  3,702            7,202            14,024           12,986
                                                                -------          -------          --------         --------

Interest:
    Interest income, primarily
       from affiliates                                              326            1,311               515            4,566
    Interest expense                                             (7,151)          (8,401)          (21,525)         (30,696)
    Interest capitalized                                            462              303             1,318              599
                                                                -------          -------          --------         --------
                                                                 (6,363)          (6,787)          (19,692)         (25,531)
                                                                -------          -------          --------         --------

Income before Income Taxes                                       37,296           36,607           126,360          108,319

Income Tax Expense                                               14,206           13,729            48,582           41,356
                                                                -------          -------          --------         --------

Net Income                                                      $23,090          $22,878          $ 77,778         $ 66,963
                                                                =======          =======          ========         ========












                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Nine Months
                                                                                          Ended September 30,
                                                                                     1997                       1996
                                                                                             (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                      $  77,778                 $  66,963
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                                35,595                    36,110
          Deferred income taxes                                                        16,395                    43,537
          Equity in earnings of unconsolidated
              affiliates, less distributions                                           (3,613)                   (2,086)
          Reserves for regulatory matters                                              (9,905)                 (167,440)
          Gas supply realignment costs                                                  5,988                   177,958
          Change in:
              Accounts receivable                                                      12,741                    24,359
              Inventories                                                                (816)                   (5,791)
              Accounts payable                                                        (19,112)                   (9,579)
              Accrued interest and income taxes, net                                   (1,148)                   (8,167)
              Other current assets and liabilities                                     20,519                     7,236
          Other                                                                        (4,414)                  (73,035)
                                                                                    ---------                 ---------
              Net cash provided by operating
                 activities                                                           130,008                    90,065
                                                                                    ---------                 ---------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                          (100,503)                  (94,900)
    Notes receivable, primarily from affiliates                                      (110,817)                   62,872
    Other                                                                             (12,131)                    2,003
                                                                                    ---------                 ---------
              Net cash used in investing activities                                  (223,451)                  (30,025)
                                                                                    ---------                 ---------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                          100,000                      -
    Payments of long-term debt                                                         (5,960)                   (6,771)
    Changes in short-term borrowings                                                   (1,189)                  (14,980)
                                                                                    ---------                 ---------
       Net changes in debt                                                             92,851                   (21,751)
    Dividends paid                                                                       -                      (37,200)
                                                                                    ---------                 ---------
              Net cash provided by (used in)
                 financing activities                                                  92,851                   (58,951)
                                                                                    ---------                 ---------

Net Increase (Decrease) in Cash                                                          (592)                    1,089

Cash at Beginning of Period                                                             2,316                       711
                                                                                    ---------                 ---------

Cash at End of Period                                                               $   1,724                 $   1,800
                                                                                    =========                 =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                            $  20,715                 $  22,113
    Income taxes paid, net                                                             29,841                     3,648





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

         The 1996 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues in the Condensed Consolidated Statements of Income. Certain other amounts in the unaudited 1996 Condensed Consolidated Financial Statements have been reclassified to conform with the 1997 presentation.

2.       Changes in Operations

         On January 1, 1997, Southern made a non-cash transfer of its investment of $23,612,000 in Sonat Intrastate-Alabama Inc. to Sonat. For the three months and nine months ended September 30, 1996, Sonat Intrastate-Alabama had revenues of $4,905,000 and $17,411,000 and a net loss of $4,000 and $546,000, respectively.

3.       Unconsolidated Affiliates

         A subsidiary of Southern owns 50 percent of Bear Creek Storage Company, an underground gas storage company. The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                            Three Months                       Nine Months
                                                         Ended September 30,               Ended September 30,
                                                        1997             1996             1997             1996
                                                                             (In Thousands)

Revenues                                                $8,899            $8,924          $27,218           $27,117
Expenses:
    Operating expenses                                   1,157             1,262            3,519             3,797
    Depreciation                                         1,358             1,354            4,072             4,061
    Other expenses, net                                  1,269             1,441            3,849             4,335
                                                        ------            ------          -------           -------

Income Reported                                         $5,115            $4,867          $15,778           $14,924
                                                        ======            ======          =======           =======

4.       Debt and Notes To and From Affiliates

         Long-Term Debt - In September  1997,  Southern issued $100.0 million of
6.70 percent Notes due October 1, 2007, at 99.891 percent to yield 6.715 percent under its shelf registration statement. The net proceeds were loaned to Sonat.

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

         Southern has available short-term lines of credit of $50 million through May 26, 1998. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At September 30, 1997, no amount was outstanding under Southern's agreement.

5.       Commitments and Contingencies

         Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At September 30, 1997, Southern's rates are established by a settlement that was approved by a FERC order issued in 1995. All of its customers are parties to the settlement, except one representing approximately 2 percent of Southern's firm transportation volumes. The contesting party has appealed the FERC's approval of the settlement and orders in the proceedings to the United States Circuit Court of Appeals. (See Rate Matters in Item 2 of this report.)

         Sea Robin - In January 1995 Sea Robin Pipeline Company, a subsidiary of Southern, filed with the FERC a petition for a declaratory ruling that the Sea Robin pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the Natural Gas Act. In June 1995 the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC on June 26, 1996. Sea Robin filed on August 15, 1996, for judicial review of the orders denying its petition. By order dated October 23, 1997, the United States Court of Appeals for the Fifth Circuit vacated and remanded the FERC's decision to deny Sea Robin's petition and found that the FERC did not give enough attention to the physical and operational characteristics of Sea Robin in applying the primary function test. The petition will return to the FERC for further consideration.

         Following the filing of Sea Robin's petition for a gathering exemption, several of the shippers on the Sea Robin system filed with the FERC in February 1995 a complaint against Sea Robin under Section 5 of the Natural Gas Act claiming that Sea Robin's rates are unjust and unreasonable. On August 2, 1996, the FERC issued an order on the complaint, instituting an investigation and hearing under Section 5 of the Natural Gas Act. On December 31, 1996, Sea Robin filed a proposed settlement of the complaint proceeding pursuant to which it would voluntarily reduce its transportation rates by $.0042 per decatherm (Dth), calculated on a 100 percent load factor basis, effective January 1, 1997. On October 29, 1997, the FERC issued an order on rehearing of the initial order in the proceedings and found that Sea Robin's proposed settlement rates are just and reasonable. The rates will become effective for consenting parties on January 1, 1997, and for contesting parties on May 1, 1997.

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

         In connection with Southern's Destin Pipeline project, the FERC issued its Draft Environmental Impact Statement in July 1997. The pipeline, which is still subject to final FERC approval, is expected to be partially completed and in service in mid-1998.

         In April 1997 the FERC issued an order that permitted Southern to begin construction on a project with an estimated capital cost of $36 million that would add 46 million cubic feet per day of firm capacity for customers in Georgia and Tennessee. Construction began in late June, and this project was placed in service on November 1, 1997. Southern is also moving forward on expansions to eastern Tennessee and northern Alabama that have a total filed capital cost of $105 million. The North Alabama expansion, which received FERC approval in May 1997, is now anticipated to go in service in the fall of 1999, subject to FERC approval of an application to change the route of the pipeline as it crosses the Tennessee River. The East Tennessee expansion is anticipated to go in service in November 1998, subject to FERC approval of an application that Southern filed in May 1997.

         In October 1997 AGL Resources Inc. and Southern entered into a letter of intent to jointly construct, own and operate a new liquefied natural gas peaking facility, Etowah LNG, in Polk County, Ga. Under the agreement, which is subject to the execution of definitive documents, AGL Resources and Southern each will own 50 percent of Etowah LNG, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company, and Southern's pipeline. Etowah LNG will provide natural gas storage and peaking services to Atlanta Gas Light and other Southeastern customers. The new facility will cost approximately $90 million, with 3 billion cubic feet of natural gas storage capacity and 450 million cubic feet per day of vaporization capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services. The companies plan to hold an open season for Etowah LNG subscriptions for peaking services in December 1997 and January 1998 and expect to file a certificate application with FERC in March 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season.

Operations

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                               ---------------------              --------------------
                                                           1997             1996              1997              1996
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues (1):
    Market transportation and
       storage                                             $74.9             $76.9           $232.7            $237.4
    Supply transportation                                   12.8              12.5             35.7              35.8
    Other                                                    5.4               6.3             27.3              23.6
                                                           -----             -----           ------            ------
       Total Revenues                                       93.1              95.7            295.7             296.8
                                                           -----             -----           ------            ------

Costs and Expenses (1):
    Operating and maintenance                               20.4              24.6             60.2              66.9
    General and administrative                              15.8              18.9             52.9              58.9
    Depreciation and amortization                           12.0              11.3             35.6              36.1
    Taxes, other than income                                 5.0               4.7             15.0              14.0
                                                           -----             -----           ------            ------
                                                            53.2              59.5            163.7             175.9
                                                           -----             -----           ------            ------
       Operating Income                                    $39.9             $36.2           $132.0            $120.9
                                                           =====             =====           ======            ======

Equity in Earnings of
    Unconsolidated Affiliates                              $ 2.7             $ 2.3           $  8.1            $  7.2
                                                           =====             =====           ======            ======

                                                                             (Billion Cubic Feet)
Volumes:
    Market transportation (2)                                 133              135               439              489
    Supply transportation                                     109               77               289              242
                                                             ----             ----              ----             ----
       Total Volumes                                          242              212               728              731
                                                             ====             ====              ====             ====


Notes:

(1) The 1996 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues.

(2) Volumes for Southern for 1996 include 9 billion cubic feet of gas for the three-month period and 28 billion cubic feet of gas for the nine-month period associated with a small intrastate pipeline that was transferred to Sonat on January 1, 1997, and are therefore not included in Southern's 1997 volumes.

Third Quarter 1997 to Third Quarter 1996 Analysis

         Operating income for Southern was $39.9 million compared with $36.2 million in the comparable 1996 period. The improvement was primarily due to the impact of recent expansions, lower operating expenses and improved results at Sea Robin Pipeline Company.

         Market transportation revenues decreased due primarily to a reduction in interruptible volumes and the transfer of Southern's ownership of a small intrastate pipeline to Sonat, which was immaterial to operating results, and a favorable imbalance resolution in the 1996 period, partially offset by increased revenue from expansions. Supply revenues increased due to higher volumes.
Operating and maintenance expense decreased primarily due to cost reduction initiatives. General and administrative expenses decreased primarily due to lower employee benefit expenses. Sea Robin's improved results were due to increased throughput and lower operating and maintenance expense.

Nine Months 1997 to Nine Months 1996 Analysis

         Operating income for Southern was $132.0 million for the nine months ended September 30, 1997, compared with $120.9 million for the nine months ended September 30, 1996. The improvement was due to the impact of recent expansions, lower operating expenses and improved results at Sea Robin Pipeline Company.

         Market transportation revenues decreased due to lower volumes resulting primarily from warmer weather and the transfer of Southern's ownership of a small intrastate pipeline to Sonat, which was immaterial to operating results, partially offset by increased revenue from expansions. Supply transportation revenues were flat as increased volumes offset the effect of lower rates at Sea Robin. Operating and maintenance expense decreased primarily due to cost reduction initiatives. General and administrative expenses decreased primarily due to lower stock-based compensation and employee benefit expenses. Sea Robin's improved results were primarily due to lower operating and maintenance expense.

Natural Gas Sales and Supply

         As a result of FERC Order No. 636, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination of the remaining supply contracts, Southern is selling a portion of its gas supply to a number of its firm transportation customers under contracts that expire on November 30, 1997, following which Southern's remaining gas supply will either be used by Southern or sold on a month-to-month basis. Gas sales revenue and natural gas cost are included in other revenue.

         Southern currently is incurring no take-or-pay liabilities under any of these contracts. Southern is a party to two market-priced contracts with Exxon Corporation entered into in 1995 as part of a settlement of certain other gas purchase contracts. These contracts, which terminate in November 1997, account for 80 percent of Southern's estimated purchase commitments in the fourth quarter of 1997, which total $40 million. Annual purchase commitments total less than $25 million for each subsequent year. Based on Southern's current expectations with respect to natural gas prices in the years following 1997, only a small amount of gas volumes are expected to be at prices above market.

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



Other Income Statement Items

                                                               Three Months                         Nine Months
                                                            Ended September 30,                 Ended September 30,
                                                           1997             1996              1997              1996
                                                                                (In Millions)

Other Income-Other                                         $ 1.0             $ 4.9            $ 5.9             $ 5.7

         Other Income-Other in both of the 1996 periods includes a $3.9 million net gain on the partial termination of an interest rate swap. The nine-month period of 1997 includes a $2.4 million net gain on the termination of the remainder of the interest rate swap. In addition, the nine-month period of 1997 reflects higher levels of equity capitalized in Southern's construction programs in the early part of the year.

Interest Expense, Net                                      $ 6.4             $ 6.8            $19.7             $25.5

         Net interest expense decreased in the three-month and nine-month periods of 1997 due to lower interest expense, partially offset by lower interest income. Interest expense decreased in both periods due to lower average debt levels, and also decreased in the nine-month period due to much lower average reserve balances. Interest income decreased in both periods due to lower average balances of loans to affiliates. In addition, the nine-month period reflected lower GSR related interest income due to the 1996 Customer Settlement.

Income Tax Expense                                         $14.2             $13.7            $48.6             $41.4

         Income tax expense increased in both periods due to higher levels of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                                                    Nine Months
                                                                                                Ended September 30,
                                                                                              1997              1996
                                                                                                   (In Millions)

Operating Activities                                                                        $ 130.0            $ 90.1

         Cash flow from operations increased $39.9 million compared to the 1996 period. The primary reasons for the increase were $34.0 million of cash refunds paid to customers in the prior period and improved operating results in 1997.

         Other than the refunds discussed above, the change in gas supply realignment costs was attributable to the recording of the Customer Settlement in the second quarter of 1996. The change in reserves for regulatory matters, deferred income taxes, accrued income taxes, and other was also due to the impact of the Customer Settlement, which was essentially offsetting among these captions. The change in accounts payable was primarily due to the impact of lower natural gas prices on gas purchases in the current period. The change in other current assets and liabilities was primarily due to increases in gas storage payables.

Investing Activities                                                                        $(223.5)           $(30.0)

         Net cash used in investing activities was $193.5 million higher in 1997 compared to 1996. The increase was primarily attributable to increased loans by Southern to its parent in the current period, including the net proceeds of the issuance of $100.0 million in notes, compared to repayments in the prior period to Southern from its parent. In addition, the current period includes investments of $17.2 million in the Destin Pipeline joint venture.

Financing Activities                                                                        $  92.9            $(59.0)

         Financing activities provided $92.9 million in 1997 compared to using $59.0 million in 1996. The change was primarily due to the issuance of $100.0 million in notes in the current period and dividend payments in the prior period.

Capital Resources

         At September 30, 1997, Southern had lines of credit with a capacity of $50 million.

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




Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits1

Exhibit
Number                     Exhibits


12*          Computation of Ratio of Earnings to Fixed Charges

27*          Financial Data Schedules for the period ended September 30, 1997
------------
*  Filed herewith


(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on September 29, 1997, reporting certain information under Item 5, with respect to the issuance and sale by the Company of $100,000,000 aggregate principal amount of its 6.70% Notes due October 1, 2007, and furnishing certain related exhibits under Item 6.








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



                                               Southern Natural Gas Company



Date:        November 10, 1997              By:    /s/ Thomas W. Barker, Jr.
       ----------------------------               --------------------------
                                                  Thomas W. Barker, Jr.
                                                  Vice President-Finance




Date:        November 10, 1997              By:    /s/ Norman G. Holmes
       ----------------------------               ---------------------
                                                  Norman G. Holmes
                                                  Vice President & Controller