Form 10-K405
period 1997-12-31
SOUTHERN NATURAL GAS CO
filed 1998-03-26
CIK 92232

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

        For the fiscal year ended December 31, 1997

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from
        __________________to__________________

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS OF JANUARY 30, 1998 -- NONE (ALL VOTING STOCK OF THE REGISTRANT IS HELD BY ITS PARENT COMPANY, SONAT INC.)
                  NUMBER OF SHARES OF COMMON STOCK, $3.75 PAR
                VALUE, OUTSTANDING ON JANUARY 30, 1998 -- 1,000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================

                          SOUTHERN NATURAL GAS COMPANY

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

ITEM                                                                        PAGE
----                                                                        ----
PART I

Item 1.     Business....................................................       I-1
              Sea Robin Pipeline Company................................       I-1
              South Georgia Natural Gas Company.........................       I-1
              Destin Pipeline Company, L.L.C. ..........................       I-1
              Etowah LNG Company, L.L.C. ...............................       I-2
              Markets -- Transportation.................................       I-2
              Markets -- System Expansions..............................       I-4
              Gas Sales and Supplies....................................       I-5
              Rate and Regulatory Proceedings...........................       I-5
              Storage Fields............................................       I-5
              Competition and Current Business Conditions...............       I-6
              Government Regulations....................................       I-8
              Environmental Matters.....................................       I-8
              Year 2000 Project.........................................       I-8
              Cautionary Statement Concerning Forward-Looking
                Statements..............................................       I-8
Item 2.     Properties..................................................       I-9
Item 3.     Legal Proceedings...........................................       I-9
Item 4.     Submission of Matters to a Vote of Security Holders.........  Omitted*

PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................      II-1
Item 6.     Selected Financial Data.....................................      II-2
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................      II-3
Item 7A.    Quantitative and Qualitative Disclosures about Market
              Risks.....................................................      II-9
Item 8.     Financial Statements and Supplementary Data.................     II-16
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................     II-34

PART III
Item 10.    Directors and Executive Officers of the Registrant..........  Omitted*
Item 11.    Executive Compensation......................................  Omitted*
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................  Omitted*
Item 13.    Certain Relationships and Related Transactions..............  Omitted*

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................      IV-1

---------------
* Item Nos. 4, 10, 11, 12 and 13 have been omitted in reliance upon General Instruction J(1) and (2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     The principal business of Southern Natural Gas Company ("Southern" or the "Company"), which is a wholly owned subsidiary of Sonat Inc. ("Sonat"), is the transmission and storage of natural gas in interstate commerce. Southern owns approximately 7,500 miles of interstate pipeline. Southern's interstate pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama, and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. Southern is the principal pipeline supplier to the growing Southeastern markets of Alabama and Georgia. Southern's interstate pipeline system has a certificated daily delivery capacity of approximately 2.5 billion cubic feet ("Bcf") of natural gas. A map of Southern's pipeline system, including pipelines of its subsidiaries, appears on page I-7.

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

     At March 1, 1998, Southern and its subsidiaries employed approximately 700 people.

     Southern's principal executive offices are located at 1900 Fifth Avenue North, AmSouth-Sonat Tower, Birmingham, Alabama 35203, and its telephone number is (205) 325-7410.

SEA ROBIN PIPELINE COMPANY

     Sea Robin Pipeline Company ("Sea Robin"), a wholly owned subsidiary of Southern, owns an approximately 430-mile interstate natural gas pipeline system located in the Gulf of Mexico. Sea Robin gathers natural gas and condensate for others and delivers those products to shore for condensate removal and gas processing and redelivery to one independent storage company and five downstream transmission pipelines, including Southern. Sea Robin's pipeline system includes 66 miles of large diameter, 36-inch pipeline. See the system map on page I-7. Sea Robin transported approximately 278 Bcf of natural gas in 1997 compared to 243 Bcf in 1996. These Sea Robin volumes are included within the Southern transportation volumes discussed below.

SOUTH GEORGIA NATURAL GAS COMPANY

     South Georgia Natural Gas Company ("South Georgia"), a wholly owned subsidiary of Southern, owns an approximately 910-mile interstate natural gas transmission system located in eastern Alabama, southern Georgia, and the Florida Panhandle. See the system map on page I-7. South Georgia transported approximately 38 Bcf of natural gas in 1997 compared to 37 Bcf in 1996. These South Georgia volumes are included within the Southern transportation volumes discussed below.

DESTIN PIPELINE COMPANY, L.L.C.

     In April 1997 units of Shell Oil Company ("Shell") and Amoco Corporation ("Amoco") joined with Southern in the ownership of Destin Pipeline Company, L.L.C. ("Destin"), which is building a 212-mile interstate pipeline system designed to transport natural gas from the growing eastern Gulf of Mexico production area. Destin's pipeline system will extend from Main Pass Block 260 in the Gulf of Mexico northward into Mississippi, where it will connect with five other interstate pipelines, including Southern. See the system map on page I-7. The pipeline will have a firm daily delivery capacity of 1.0 Bcf and initial construction costs are estimated to be $313 million. Each of the participants has a one-third interest in this company. Southern is responsible for construction of 132 miles of onshore pipeline and related facilities while a unit of Shell is responsible for construction of the offshore portion of the pipeline. Southern will be the operator of the system. Construction of the pipeline began in December 1997 and it is expected to be partially completed and in service by July 1998 and fully in service by January 1999.

     Destin's FERC Gas Tariff includes a flexible firm transportation service, which provides for levels of firm transportation capacity that may vary quarterly, with the transportation provided at a volumetric rate provided certain minimum throughput levels are maintained. Under the flexible firm service, Destin's transportation revenue will fluctuate based on the levels of gas production from its shippers. To be eligible for Destin's flexible firm service, a shipper must make a life-of-reserves commitment of production from offshore leases with estimated proven recoverable reserves of 100 Bcf or more.

     Shell and Amoco have made substantial firm transportation commitments to this pipeline. Three other shippers have also dedicated their production from certain leases in the Eastern Gulf of Mexico to Destin for transportation under Destin's flexible firm rate schedule. Discussions are under way with other prospective shippers.

ETOWAH LNG COMPANY, L.L.C.

     In December 1997 an affiliate of AGL Resources, Inc., an unaffiliated company ("AGL Resources"), and Southern formed a new entity, Etowah LNG Company, L.L.C. ("Etowah"), to jointly construct, own, and operate a new liquefied natural gas peaking facility in Polk County, Georgia. Under the agreement, AGL Resources and Southern each will own 50 percent of Etowah, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company ("AGLC"), and Southern's pipeline. Etowah will provide natural gas storage and peaking services to AGLC and other Southeastern customers. Peaking services provide supplemental gas supplies on days when demand is highest, typically during the winter. The new facility will cost approximately $90 million and is expected to have 300 million cubic feet ("MMcf") per day of vaporization capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services. Etowah expects AGLC to subscribe for 200 MMcf per day of vaporization capacity, which represents two-thirds of its available capacity, for a term of 20 years. Etowah expects to file a certificate application with FERC in March 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season.

MARKETS -- TRANSPORTATION

     Southern and its subsidiaries provide natural gas transportation services for their distribution customers, direct industrial customers and other end-users, gas producers, other gas pipelines, and gas marketing and trading companies. Southern provides transportation service in both its gas supply and market areas. The principal industries served directly by Southern's pipeline systems and indirectly through their customers' distribution systems include the electric generation, chemical, pulp and paper, textile, primary metals, stone, clay, and glass industries.

     Transportation volumes in 1997 for Southern and all of its subsidiaries were 1,007 Bcf, compared with transportation volumes in 1996 of 983 Bcf. Sales to distribution customers, including municipalities and gas districts, accounted for most of 1997 sales of 65 Bcf and 1996 sales of 69 Bcf. In each of 1997 and 1996, the volumes associated with the 1997 and 1996 sales are not accounted for as sales volumes, but rather are included in transportation volumes because all sales are made at the receipt points where the gas enters Southern's pipeline system.

     Southern and its subsidiaries provide transportation service under rate schedules that are subject to FERC regulatory authority. Rates for transportation service depend on whether service is on a firm or interruptible basis and the location of the service on Southern's pipeline system. Firm service is transportation service for which the shipper pays a fixed monthly fee to reserve capacity in the pipeline system (the "Reservation Fee"). The shipper may not use this capacity it has reserved at all times, but the firm transportation customers of Southern (with the exception of certain small customers) must pay the monthly Reservation Fee regardless of the volumes shipped. Shippers are able to resell their unused firm capacity pursuant to FERC rules and regulations. Interruptible service is only available when pipeline capacity is available and may be interrupted by the pipeline as needed when use of the pipeline is at its greatest, typically during winter periods. For most pipelines, including Southern, FERC requires a rate design, known as straight-fixed-variable ("SFV"), that is designed to allow pipelines to recover substantially all of their fixed costs, a return on their equity investment in facilities, and income taxes in the Reservation Fee. Pipelines charge transportation rates for interruptible service for actual volumes transported. Rates for transportation service are discounted by Southern in individual instances to respond to competition in the markets it serves.

     Southern's contracts to provide firm transportation service for its customers are for varying amounts and periods of time. The following chart describes the amount of firm transportation service expiring each year under the various firm transportation agreements of Southern with its firm transportation customers.

                             EXPIRATION SCHEDULE OF
                    SOUTHERN'S FIRM TRANSPORTATION CONTRACTS

YEAR                                                           MCF/DAY
----                                                          ---------
1998........................................................    176,653
1999........................................................    107,857
2000........................................................    125,407
2001........................................................     21,694
2002........................................................    724,125
2003........................................................    278,341
2004........................................................     43,254
2005........................................................    147,787
2006........................................................     45,108
2007........................................................    306,433
2008........................................................    350,609
Beyond 2008.................................................     35,140
                                                              ---------
          Total.............................................  2,362,408
                                                              =========

     Substantially all of the firm transportation capacity currently available in Southern's two largest market areas is fully subscribed. Nearly all of Southern's firm transportation contracts contain evergreen provisions that automatically extend the term for additional months or years unless notice of termination is given by one of the parties. There can be no assurance that the existing customers of Southern will extend their firm service agreements at the same levels when their current service agreements expire.

     Transportation and sales by Southern to one distribution customer, AGLC and its subsidiary, Chattanooga Gas Company, accounted for approximately 33 percent of Southern's 1997 consolidated revenues. Transportation and sales by Southern to another distribution customer, Alabama Gas Corporation, accounted for approximately 12 percent of Southern's 1997 consolidated revenues. No other customer accounted for as much as ten percent of Southern's consolidated revenues for 1997.

     Southern's pipeline businesses hold easements acquired through either purchase or condemnation for all of their pipeline rights-of-way. Such easements remain valid until the pipeline traversing it is abandoned. Each company has the power of eminent domain if needed in connection with acquiring additional rights-of-way for expansion projects.

     Southern's pipeline businesses are subject to operating risks associated with the transmission of natural gas through a pipeline system, which could result in property damage and personal injury. Southern has a comprehensive safety program to address these risks. Southern has consistently ranked at or near the top of its industry peer group in safety performance. Sonat maintains broad insurance coverage on behalf of Southern and its subsidiaries insuring against financial loss resulting from these operating risks.

     For additional information regarding Southern's transportation of gas, see Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of this report.

MARKETS -- SYSTEM EXPANSIONS

     Southern continually seeks to expand its pipeline system (i) to reach new markets, (ii) to increase delivery capacity to existing markets to serve the increasing gas demands in its market area, and (iii) to connect new gas supplies, principally in the Gulf of Mexico, to deliver gas not only into Southern's system but also into the interstate pipeline grid.

     Demand for natural gas in the six Southeastern states that comprise Southern's principal market area, Alabama, Florida, Georgia, Mississippi, South Carolina, and Tennessee, has grown at an annual average rate of 4.0 percent in the last ten years, compared to the national annual average growth rate for gas demand of 3.1 percent during such period.

     In November 1997 Southern completed a $36 million market-area expansion that added 46 MMcf per day of firm capacity to its pipeline system, most of which is for industrial customers in Georgia. Southern has also entered into agreements for expansions of its system to serve markets in eastern Tennessee and northern Alabama. These two expansions have a total filed capital cost of $119 million. The East Tennessee expansion is anticipated to go in service in November 1998, subject to FERC approval of an application that Southern filed in May 1997, and will provide capacity of 65 MMcf of natural gas per day to customers in eastern Tennessee, Georgia, and Alabama. The North Alabama expansion, which received FERC approval in May 1997, is now anticipated to go in service in the fall of 1999, subject to FERC approval of an application that Southern filed in February 1998 to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge. The 122-mile expansion will provide 76 MMcf per day of capacity to the participating customers.

     In addition to the general growth in gas demand throughout the Southeast, the use of natural gas to generate electric power represents a significant growth prospect in the market areas of Southern. Since 1994 electric utilities served by Southern have added 23 gas-fired combustion turbine generation units with generating capacity of 1,980 megawatts. These units, which have consumed in excess of 200 MMcf of natural gas on a peak day, are used primarily to meet the utilities' peak generation loads in the summer and winter months.

     In March 1998 Southern received FERC approval for a $7 million expansion of its pipeline system that will add 34 MMcf per day of firm capacity. The largest customer for the project is Alabama Power Company, which will utilize its capacity to serve the energy requirements of a 100 megawatt base load gas-fired electric generation facility near Selma, Alabama. This expansion is expected to be in service by November 1998.

     Another growth area for Southern's pipeline business is in expanding production area pipeline capacity to receive and transport increased levels of gas production from the Gulf of Mexico, particularly in deeper waters. In March 1997 Southern placed in service a $14 million expansion project that allows producers to transport, under 10-year contracts, 140 MMcf per day of natural gas from offshore Louisiana to interconnections between Southern and other pipelines in south Louisiana. In addition, as described above, construction of the Destin pipeline system is underway with first deliveries expected in July 1998. Destin, which connects with five interstate pipelines in Mississippi, including Southern, will enable producers to deliver gas from the eastern deepwater Gulf of Mexico to interstate markets. In February 1998 Destin filed for FERC approval to extend its pipeline system approximately 14 miles to transport additional gas reserves that are committed to Destin's system. This extension, which will cost approximately $19 million, is expected to be in service in late 1998, subject to FERC approval.

     Under FERC regulations, a pipeline is permitted to charge rates that are designed to recover fully its cost of providing service to the pipeline's customers, including a reasonable rate of return on its equity investment in the facilities it uses to provide its service, which is referred to as the rate base of the pipeline. The cumulative effect of capital investment required to serve the existing and pending projects in the three growth segments of Southern's pipeline business described above -- market area, electric generation, and production area demand -- together with capital investment for necessary pipeline repair and replacements, has resulted in the growth in rate base for Southern's pipeline businesses as shown in the table below.

                       RATE BASE (IN MILLIONS OF DOLLARS)

YEAR                                                SOUTHERN AND SUBSIDIARIES(1)
----                                                ----------------------------
1994..............................................               735
1995..............................................               735
1996..............................................               768
1997..............................................               843
1998 (Estimated)..................................             1,056
1999 (Estimated)..................................             1,225

---------------

(1) Includes proportionate shares of the rate bases of Destin, Etowah, and other joint ventures attributable to Southern's ownership interests.

     The amounts estimated for 1998 and 1999 in the foregoing table include (i) currently planned capital expenditures for those years for maintenance, repair, and replacement of the pipeline system, (ii) projects that have received FERC approval and are currently under construction, and (iii) projects that have been agreed to but for which FERC approval has not yet been obtained. No assurance can be given that such projects, which are subject to protest by customers, the staff of the FERC, and other interested parties, such as environmental groups, will be approved by the FERC or, if approved, that such construction will not be delayed for environmental, weather, or other reasons. A pipeline cannot reflect a change in its rate base in its rates until it files a new rate case and a pipeline's rate of return is subject to change every time it files a new rate case. Consequently, there can also be no assurance that the rate of return a pipeline is permitted by the FERC to earn on its rate base in the future will be equal to the returns effectively earned in the past. Thus, the changes in rate base projected above do not necessarily equate to an expected change in earnings.

GAS SALES AND SUPPLIES

     As a result of its restructuring pursuant to FERC directive, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. During 1997 two of Southern's existing long-term gas supply contracts expired, reducing the number remaining from seven to five. Pending the termination or expiration of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Except for such sales, Southern's participation in gas supply activities will be limited to the purchase and sale of volumes of gas from time to time as may be required for system management purposes.

RATE AND REGULATORY PROCEEDINGS

     Periodically, Southern and its subsidiaries make general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates.

     At December 31, 1997, Southern's currently effective rates are established by a settlement that was approved by a FERC order issued in 1995, which order is now final and nonappealable. All of Southern's customers are parties to the settlement. Under the terms of the settlement, Southern is required to file a new rate case no later than September 1, 1999, to become effective by March 1, 2000.

STORAGE FIELDS

     Southern owns and operates Muldon Storage Field ("Muldon"), a large underground natural gas storage field in Mississippi connected to its pipeline system. The certificated working storage capacity of Muldon is 31 Bcf of gas. Southern and Tennessee Gas Pipeline Company ("Tennessee"), a subsidiary of El Paso Energy

Corporation, an unaffiliated company, each owns 50-percent of the Bear Creek Storage Field ("Bear Creek"), an underground natural gas storage field located in Louisiana. Southern operates Bear Creek, which provides storage service to Southern, Tennessee, and their customers. Bear Creek has a total certificated working storage capacity of 65 Bcf of gas, half of which is committed to Southern.

COMPETITION AND CURRENT BUSINESS CONDITIONS

     The natural gas transmission industry, although regulated, is very competitive. Customers purchase gas supply from producers and gas marketing companies in unregulated transactions and contract with Southern for transportation and storage services to deliver such gas supply to their markets. Southern's three largest customers are each able to obtain a significant portion of their natural gas requirements through transportation by other pipelines. In addition, Southern competes with several pipelines for the transportation and storage business of many of its other customers. The competition with such pipelines is intense, and Southern must at times discount its transportation rates in order to maintain market share and revenues.

     Natural gas is sold in competition principally with fuel oil, coal, liquefied petroleum gases, electricity, and heavy crude oil. An important consideration in Southern's markets is the ability of natural gas to compete with alternate fuels, which are fuels to which a potential end user of gas may switch depending on the price of the fuel and other factors. Residual fuel oil, the principal competitive alternate fuel in Southern's market area, has been at certain times in the past, and may be at times in the future, priced at or below the comparable price of natural gas in industrial and electric generation markets. Some parts of Southern's market area are also served by one or more other pipeline systems that can provide transportation as well as sales service in competition with Southern.

     As described above, for most pipelines FERC requires the SFV rate design that is designed to permit pipelines to recover substantially all of their fixed costs, a return on equity, and income taxes in the capacity reservation component of their rates. The firm transportation customers of Southern (with the exception of certain small customers) must pay these reservation charges regardless of the volumes shipped. Accordingly, the SFV rate design should result in relative stability in the revenues, earnings, and cash flows of interstate pipelines, including Southern, compared to other rate design methodologies. There can be no assurance, however, that the existing customers of Southern will extend their firm service agreements at the same levels when their current service agreements expire. As described above, Destin's rates are designed to recover all of its fixed and variable costs, including a return on equity and income taxes, through a volumetric rate design. In order to receive firm service at a volumetric rate, Destin's customers must commit to Destin all of their gas production from certain specified areas. Sea Robin's customers principally subscribe for interruptible service, so its revenues are highly dependent on the volumes of gas it transports.

              (Southern Natural Gas Company and Subsidiaries Map)

GOVERNMENT REGULATIONS

     Southern and its interstate transmission subsidiaries are subject to regulation by the FERC under the NGA and the NGPA.

     The NGA grants to the FERC authority to regulate the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement, or abandonment of such facilities. Southern and its interstate transmission subsidiaries hold required certificates of public convenience and necessity issued by the FERC authorizing them to construct and operate all pipelines, facilities, and properties now in operation for which certificates are required, and to transport and sell natural gas in interstate commerce.

     The FERC also has authority to regulate the transportation of natural gas in interstate commerce and the sale of natural gas in interstate commerce for resale. Although the FERC retains jurisdiction over their resale rates, Southern and other interstate pipeline companies are permitted to charge market-based rates for gas sold in interstate commerce for resale. Transportation rates of interstate pipeline companies remain regulated. As necessary, Southern and its interstate transmission subsidiaries file with the FERC applications for changes in their transportation rates and charges designed to allow them to recover fully their costs of providing such service to their customers, including a reasonable rate of return on their investment in facilities. These rates are normally allowed to become effective, subject to refund, until such time as the FERC rules on the actual level of rates. See "Rate and Regulatory Proceedings" above.

     In January 1995 Sea Robin filed with the FERC a petition for a declaratory order that its pipeline system is engaged in the gathering of natural gas and is, therefore, exempt from FERC regulation under the NGA. In June 1995 the FERC denied Sea Robin's petition on the basis that the primary function of the Sea Robin system is the interstate transportation of gas. Sea Robin's request for rehearing of that ruling was denied by the FERC in June 1996. Sea Robin subsequently appealed those FERC orders to the Fifth Circuit Court of Appeals. In October 1997 the Fifth Circuit vacated and remanded the FERC's decision to deny Sea Robin's petition and found that the FERC did not give adequate consideration to the physical and operational characteristics of Sea Robin in applying the primary function test.

     Southern and its natural gas transmission subsidiaries are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline and LNG plant safety requirements, and to the National Environmental Policy Act and other environmental legislation. Each of them has a continuing program of inspection designed to keep all of their facilities in compliance with pollution control and pipeline safety requirements and believe that they are in substantial compliance with applicable requirements. Southern's capital expenditures to comply with environmental and pipeline safety regulations were approximately $3 million in 1997 and $8 million in 1996. Southern anticipates that such expenditures will be approximately $3 million in 1998.

ENVIRONMENTAL MATTERS

     Various environmental matters relating to, or that could affect, Southern or one or more of its subsidiaries are described in Part II of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Issues," which is incorporated herein by reference.

YEAR 2000 PROJECT

     The year 2000 issues as they relate to Southern are discussed in Part II of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Year 2000 Project," which is incorporated herein by reference.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This report, including the information incorporated by reference herein, contains forward-looking statements regarding the Company's business plans and prospects, objectives, expansion projects, proposed capital expenditures, and expected performance or results. These forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results may differ materially from those expressed in such forward-looking statements. Important factors that could cause actual results to differ include the requirements to receive various governmental approvals to proceed with expansion projects at Southern, Destin, and Etowah. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

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

     Arcadian Corporation v. Southern Natural Gas Company and Atlanta Gas Light Company was filed in January 1992 in the U.S. District Court for the Southern District of Georgia. This lawsuit was filed against Southern and AGLC for alleged violation of the antitrust laws in connection with Southern's refusal to provide direct service to the plaintiff, Arcadian Corporation ("Arcadian"). Arcadian claims actual damages of at least $15 million, which could be trebled under the antitrust laws. Southern and Arcadian executed an agreement settling this lawsuit in November 1993. The settlement provides that the lawsuit will be dismissed with prejudice upon final, nonappealable approval by the FERC of the direct connection and transportation service requested by Arcadian. Pending such approval the lawsuit has been stayed. In May 1994 the FERC issued an order granting such approval. AGLC and others sought rehearing on this order. AGLC also filed a petition for review of such order in the 11th Circuit Court of Appeals. The FERC denied the requests for rehearing in an order issued in November 1996, and AGLC and another customer have also filed petitions for review of that order in the 11th Circuit Court of Appeals. While management believes it has meritorious defenses and intends to defend the suit vigorously if the stay were to be lifted, given the inherently unpredictable nature of litigation and the relatively preliminary state of discovery in the case, management is unable to predict the ultimate outcome of the proceeding if it were to go forward. Management is not in a position to determine what, if any, damages would be awarded against it if Arcadian were to prevail on one or more of its claims.

     Aline Moye v. Exxon Corporation, et al. is a class action lawsuit filed in state court in Monroe County, Alabama in January 1998, on behalf of royalty owners in the Big Escambia Creek Gas Field ("Field") in Alabama, against Exxon Corporation, a gas producer in the Field, Southern, which purchased or transported gas from the Field, and five other named defendants, alleging that the methods used by the defendants to measure the heating content and volume of natural gas produced from the Field have caused the producer(s) of this gas to underpay royalties owed to the royalty owners. The complaint seeks recovery of actual damages based upon the allegedly unpaid royalties as well as punitive damages, the amount of which are not specified in the complaint. Although it cannot predict the outcome, Southern believes that the methods of measurement were appropriate and intends to defend the suit vigorously.

     Tennessee Gas Pipeline Company ("Tennessee") filed an application with the FERC in December 1997 seeking to have the exchange agreement between Southern and Tennessee, pursuant to which Southern delivers and receives gas to and from the Bear Creek Storage Field at no charge, converted into a standard transportation agreement by which Tennessee would charge Southern tariff rates for providing that service. Tennessee asserts that the existing no-fee exchange service, if provided at Tennessee's tariff rates for firm transportation service, would result in $19 million of additional revenues to Tennessee annually. Southern's management believes that even if Tennessee prevails in this matter, the actual cost to Southern of obtaining firm transportation through Tennessee or another third party pipeline would be significantly less than $19 million annually and that such costs would ultimately be recoverable through the rates that Southern charges to its customers. Although it cannot predict the outcome of the proceeding, Southern intends to oppose Tennessee's application vigorously.

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

                                     PART II


Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS


         All of the common stock of Southern Natural Gas Company is held by its parent company, Sonat Inc.; accordingly, there is no market for the stock. The following table shows the quarterly cash dividends paid on Southern Natural Gas' common stock during 1996. No dividends were paid in 1997.

                  Quarter                        Total Dividends Paid
                  -------                        --------------------
                   1996
                   ----
                  First                                $12,400,000
                  Second                                12,400,000
                  Third                                 12,400,000
                  Fourth (1)                            62,400,000
                                                       -----------

                                                       $99,600,000
                                                       ===========

         (1) Includes a special dividend declared by Southern Natural Gas of $50 million.

Item 6.    SELECTED FINANCIAL DATA

         Selected consolidated financial data for Southern Natural Gas Company and its subsidiaries is shown below:

                                                   Years Ended December 31,
                                 ------------------------------------------------------------
                                   1997         1996         1995         1994         1993
                                   ----         ----         ----         ----         ----
                                                        (In Millions)
Revenues(1)                      $  393.3     $  398.8     $  412.3     $  381.8     $  651.4
Costs and Expenses(1)               214.4        232.9        253.2        289.0        504.8
                                 --------     --------     --------     --------     --------
Operating Income                    178.9        165.9        159.1         92.8        146.6
Other Income, Net                    18.9         16.3         10.0          9.5          9.4
Interest Expense, Net               (26.3)       (32.0)       (35.0)       (26.2)       (28.4)
                                 --------     --------     --------     --------     --------
Income Before Income Taxes          171.5        150.2        134.1         76.1        127.6
Income Taxes                         66.1         57.6         51.6         28.3         43.5
                                 --------     --------     --------     --------     --------
         Net Income(2)(3)        $  105.4     $   92.6     $   82.5     $   47.8     $   84.1
                                 ========     ========     ========     ========     ========


Assets                           $1,373.9     $1,231.1     $1,437.7     $1,375.2     $1,531.2
                                 ========     ========     ========     ========     ========

Debt Maturing Within One Year    $    6.2     $    8.2     $   21.9     $    7.0     $  107.3
Long-Term Debt                      405.0        310.5        317.6        323.9        329.4
Stockholder's Equity                651.7        567.2        574.1        519.2        620.0
                                 --------     --------     --------     --------     --------

Total Capitalization             $1,062.9     $  885.9     $  913.6     $  850.1     $1,056.7
                                 ========     ========     ========     ========     ========


         (1) The 1993-1996 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

         The principal business of Southern Natural Gas Company and its subsidiaries (Southern) is the transmission and storage of natural gas in interstate commerce in the southeastern United States. Southern is actively pursuing opportunities to expand its pipeline system in its traditional market areas and to connect new gas supplies.

         During 1997, Southern completed two pipeline expansions. In the first quarter of 1997, Southern placed in service a $14 million expansion project that allows producers to transport an additional 140 million cubic feet per day of natural gas from offshore Louisiana through Southern's pipeline system as well as to several other interstate pipelines. In November, Southern completed a $36 million market-area expansion that added 46 million cubic feet per day of firm capacity, most of which is for industrial customers in Georgia. Both of these expansions are fully subscribed under contracts of 10 years or longer.

         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern in the ownership of Destin Pipeline, a 1 billion-cubic-feet-per-day, $313 million pipeline designed to transport natural gas from deep-water development in the eastern Gulf of Mexico. Southern has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline, and discussions are under way with other prospective shippers. Construction of the pipeline began in December 1997, and it is expected to be partially completed and in service by July 1998.

         Southern is moving forward on three expansions to eastern Tennessee, northern Alabama, and central Alabama that have a total filed capital cost of $126 million. The North Alabama expansion, which received Federal Energy Regulatory Commission (FERC) approval in May 1997, is now anticipated to go in service in the fall of 1999, subject to FERC approval of an application that Southern filed in February 1998 to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge. The 122-mile expansion will provide 76 million-cubic-feet-per-day capacity to the participating customers. A second expansion to serve customers in eastern Tennessee is anticipated to go in service in November 1998, subject to FERC approval of an application that Southern filed in May 1997. Southern has firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern Tennessee, Georgia and Alabama related to this expansion. The expansion in central Alabama is also expected to go in service in the fourth quarter of 1998, subject to FERC approval. This expansion will provide 34 million cubic feet per day of firm transportation to Alabama Power Company and two other customers.

         In December 1997, an affiliate of AGL Resources, Inc. and Southern formed a new entity, Etowah LNG Company, L.L.C. (Etowah LNG), to jointly construct, own and operate a new liquefied natural gas peaking facility in Polk County, Georgia. Under the agreement, AGL Resources and Southern each will own 50 percent of Etowah LNG, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company, and Southern's pipeline. Etowah LNG will provide natural gas storage and peaking services to Atlanta Gas Light and other Southeastern customers. The new facility will cost approximately $90 million with 300 million cubic feet per day of deliverability capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services. Etowah LNG expects to file a certificate application with the FERC in March 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season.

OPERATIONS

Years Ended December 31,                           1997        1996        1995
---------------------------------------------------------------------------------
                                                          (In Millions)
Revenues(1):
    Market transportation and storage            $  313.2    $  323.2    $  324.5
    Supply transportation                            48.5        46.6        50.6
    Other                                            31.6        29.0        37.2
                                                 --------    --------    --------
       Total Revenues                               393.3       398.8       412.3
                                                 --------    --------    --------

Costs and Expenses(1):
    Operating and maintenance                        75.4        74.9        96.1
    General and administrative                       71.3        91.6        85.4
    Depreciation and amortization                    47.8        48.3        52.3
    Taxes, other than income                         19.9        18.1        19.4
                                                 --------    --------    --------
                                                    214.4       232.9       253.2
                                                 --------    --------    --------
Operating Income as Reported                        178.9       165.9       159.1
Unusual Items                                          --          --       (11.1)
                                                 --------    --------    --------
Operating Income, Excluding Unusual Items        $  178.9    $  165.9    $  170.2
                                                 ========    ========    ========

Equity in Earnings of
    Unconsolidated Affiliates                    $   11.9    $    9.6    $    9.4
                                                 ========    ========    ========

                                                         (Billion Cubic Feet)
Volumes:
    Market transportation                             611         630         609
    Supply transportation                             396         315         372
    Intrastate(2)                                      --          38          35
                                                 --------    --------    --------
       Total Volumes                                1,007         983       1,016
                                                 ========    ========    ========

    Transition gas sales                               65          69          85
                                                 ========    ========    ========


(1) The 1996 and 1995 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues.

(2) Southern's investment in Sonat Intrastate-Alabama, a small intrastate pipeline subsidiary, was contributed to Sonat Inc. on January 1, 1997.

         1997 Versus 1996. Operating income was $178.9 million in 1997 compared with $165.9 million in 1996. Operating results improved primarily due to lower general and administrative expenses. Also favorably impacting operating results were recent expansions and improved results at Sea Robin Pipeline Company. Warmer winter weather during 1997 partly offset the favorable items.

         Market transportation revenues decreased primarily due to lower volumes resulting from warmer weather and the contribution of Southern's ownership of a small intrastate pipeline to Sonat, which was immaterial to operating results (see Note 2 of the Notes to Consolidated Financial Statements), partially offset by increased revenues from expansions. Supply transportation revenues increased due to higher volumes. Operating and maintenance expense increased slightly primarily due to higher fuel expense. Both the 1997 and 1996 periods included positive effects related to the disposition of certain assets. General and administrative expenses decreased primarily due to lower stock-based compensation and employee benefit expenses in 1997 and a $9.0 million donation to the Sonat Foundation in 1996.

         Equity in earnings of unconsolidated affiliates primarily represents the Company's share of earnings from Bear Creek Storage Company and Destin Pipeline. The increase in 1997 as compared to 1996 is primarily due to Southern's share of Destin's earnings of $1.3 million resulting from the allowance for funds used during construction (AFUDC) capitalized on Destin Pipeline. Earnings from Bear Creek increased slightly.

         1996 Versus 1995. Operating income, excluding the unusual item discussed below, decreased slightly in 1996 primarily due to incremental revenues in 1995 from the sale of firm transportation capacity prior to revised rates going into effect on March 1, 1995. Also included in 1995 are positive adjustments to reflect actual interruptible transportation revenue and cost recovery in the first year of post Order No. 636 operations, the reduction of a take-or-pay liability and the accrual of gas supply realignment (GSR) interest on larger recovery balances compared to 1996. These were partially offset by lower costs and additional firm transportation revenues in 1996. Operating and maintenance expense in 1995 included an $11.1 million unusual item in recognition of Southern's share of GSR costs that were not recoverable.

         Certain other items affected operating income. Supply transportation revenues decreased due to lower supply-area transportation volumes resulting from lower throughput at Sea Robin. Operating and maintenance expense in 1995 included the $11.1 million of GSR expense, which was discussed earlier. In addition, operating and maintenance expense in 1996 also included positive effects relating to the disposition of certain assets. General and administrative expense increased due to higher stock-based compensation expense and a $9.0 million donation to the Sonat Foundation in 1996, partly offset by lower employee related expenses. Depreciation and amortization expense decreased in 1996 primarily due to lower rates implemented March 1, 1995.

         Equity in earnings of unconsolidated affiliates primarily represents the Company's share of earnings from Bear Creek Storage Company. Equity in earnings from Bear Creek was flat compared to 1995.

NATURAL GAS SALES AND SUPPLY

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of its restructuring pursuant to FERC directive, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Because Southern is primarily a gas transporter and does not realize significant margins on gas sales, gas sales revenue and natural gas cost are included in other revenue.

         During 1997 two of Southern's existing long-term gas supply contracts expired, reducing the number remaining from seven to five. Except for the sale of its remaining gas supply described above, Southern's participation in gas supply activities will be limited to the purchase and sale of volumes of gas from time to time as may be required for system management purposes.

         Southern's annual purchase commitments total less than $25 million per year for 1998 and subsequent years. Based on Southern's current expectations with respect to natural gas prices in 1998 and the years following, only an insignificant amount of gas volumes is expected to be at prices above market.

RATE MATTERS

         Under terms of a settlement approved by the FERC, all of Southern's previously pending rate proceedings and proceedings to recover GSR and other transition costs associated with the implementation of FERC Order No. 636 have been resolved. The settlement requires Southern to file a new rate case no later than September 1, 1999.




OTHER INCOME STATEMENT ITEMS

Years Ended December 31,                          1997         1996         1995
---------------------------------------------------------------------------------
                                                           (In Millions)
Other Income, Net:
Equity in earnings of
  unconsolidated affiliates                      $11.9        $ 9.6        $ 9.4
Other, net                                         7.0          6.7          0.6
                                                 -----        -----        -----
                                                 $18.9        $16.3        $10.0
                                                 =====        =====        =====

         1997 Versus 1996. Equity in earnings of unconsolidated affiliates increased primarily due to the inclusion of Southern's share of earnings in the Destin Pipeline joint venture and slightly higher earnings from Bear Creek Storage Company. Other, net increased in 1997 compared to 1996 primarily due to higher levels of AFUDC at Southern in its construction programs, offset slightly by lower net gains ($2.4 million in 1997 as compared to $3.9 million in 1996) on the termination of Southern's interest rate forward agreement.

         1996 Versus 1995. Equity in earnings from unconsolidated affiliates was relatively unchanged from the prior period. Other, net increased in the 1996 period primarily due to a $3.9 million net gain on partial termination of an interest rate forward agreement and higher levels of AFUDC as a result of Southern's pipeline expansion projects.

Years Ended December 31,                      1997           1996           1995
---------------------------------------------------------------------------------
                                                       (In Millions)
Interest Expense, Net                        $26.3          $32.0          $35.0

         1997 Versus 1996. Net interest expense decreased in 1997 compared to 1996 due to lower interest expense, slightly offset by lower interest income. Interest expense decreased due to lower average regulatory reserve balances, and lower average debt levels with Southern Natural Gas Company's parent, Sonat Inc. The decline was slightly offset by higher average levels of outside debt. Interest income was lower due to lower average balances of loans to affiliates and lower GSR related interest income due to the recording of a customer settlement in the second quarter of 1996 (the Customer Settlement). Interest capitalized increased due to Southern's expansion programs.

         1996 Versus 1995. Net interest expense decreased in 1996 compared to 1995 due to lower interest expense, slightly offset by lower interest income. Interest expense decreased due to lower average regulatory reserve balances and lower average levels of outside debt. The decline in interest expense was slightly offset by higher average debt levels with Sonat. Interest income was lower due to lower average balances of loans to affiliates. Interest capitalized increased due to higher capital expenditures in 1996.

Years Ended December 31,                      1997           1996           1995
---------------------------------------------------------------------------------
                                                        (In Millions)
Income Taxes                                 $66.1          $57.6          $51.6

         1997 Versus 1996. Income tax expense increased $8.5 million in 1997 compared to 1996 due to higher pretax income (see Note 7 of the Notes to Consolidated Financial Statements).

         1996 Versus 1995. Income taxes increased $6.0 million in 1996 compared to 1995 due to higher pretax income.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Years Ended December 31,                      1997           1996          1995
--------------------------------------------------------------------------------
                                                       (In Millions)
Operating Activities                         $167.7         $135.0        $ 39.5

         1997 Versus 1996. Cash flow from operations increased $32.7 million compared to the 1996 period. The primary reason for the increase was $34.0 million of cash refunds paid to customers in 1996.

         Other than the refunds discussed above, the change in GSR costs and the change in reserves for regulatory matters were attributable to the Customer Settlement in 1996. In addition, the change in deferred income taxes and accrued income taxes is also primarily due to the Customer Settlement. The expiration of two gas purchase contracts in 1997 was the primary reason for the change in both accounts receivable and accounts payable.

         The change in Other, net is primarily due to $41.2 million of accrual reversals related to the Customer Settlement and interruptible transportation revenue refunds of $13.5 million, both of which occurred in 1996.

         1996 Versus 1995. Cash flow from operations increased $95.5 million compared with the 1995 period. Net GSR recoveries in 1996 compared with net GSR payments in 1995 resulted in a $104.6 million improvement in cash flow from operations.

         Other than the net GSR recoveries/payments discussed above, both the change in GSR costs and reserves for regulatory matters were attributable to recognition of the Customer Settlement. The change in accrued income taxes reflects income tax deductions of GSR payments in 1996 compared to income tax payments in 1995. The change in other current assets and other current liabilities is primarily due to a decrease in gas imbalance receivables and payables, which occurred in 1995.

         The change in Other, net is primarily due to $41.2 million of accrual reversals related to the Customer Settlement and interruptible transportation revenue refunds of $13.5 million in 1996.

Years Ended December 31,                       1997           1996           1995
----------------------------------------------------------------------------------
                                                         (In Millions)
Investing Activities                         $(259.5)       $ (12.9)       $   1.1

         1997 Versus 1996. Net cash used in investing activities was $246.6 million higher in 1997 compared to 1996. The increase was primarily attributable to increased loans by Southern to Sonat in the 1997 period, including the net proceeds of the issuance of $100.0 million in notes, compared to repayments in the 1996 period. The increase in investments in unconsolidated affiliates primarily reflects Southern's investment of $39.1 million in the Destin Pipeline joint venture during 1997.

         1996 Versus 1995. Investing activities required $12.9 million of net cash in 1996 compared to providing $1.1 million in 1995. The primary use of cash in investing activities was capital expenditures, which increased to $130.4 million in 1996 from $62.7 million in 1995. Southern's system expansions were the primary reason for the capital expenditure increase. Major sources of investing funds were loan repayments from Sonat and increased proceeds from the disposal of assets.

Years Ended December 31,                       1997           1996           1995
-----------------------------------------------------------------------------------
                                                         (In Millions)
Financing Activities                         $  92.4        $(120.5)       $ (40.8)

         1997 Versus 1996. Financing activities provided $92.4 million in 1997 compared to requiring $120.5 million in 1996. The change primarily reflects the issuance of $100.0 million in notes under Southern's shelf registration statement in the 1997 period and dividend payments to Sonat of $99.6 million in the 1996 period.

         1996 Versus 1995. Net cash used in financing activities was $79.7 million higher in the 1996 period compared to the 1995 period. The change was due to debt repayments and a special $50.0 million dividend paid by Southern to Sonat in the 1996 period.

CAPITAL RESOURCES

         At December 31, 1997, Southern had bank lines of credit with a total capacity of $50.0 million. Southern has filed a shelf registration statement with the Securities and Exchange Commission which, when effective, will provide for the issuance of up to $500.0 million in debt securities.

         Southern's capital expenditures and other investing requirements for 1998 are budgeted to aggregate $260 million. This amount reflects investments in unconsolidated affiliates, expansions and other projects.

         Southern expects to continue to use cash from operations and borrowings in either the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

MARKET RISK

         Financial instruments of Southern expose it to interest rate risk. Southern's entire portfolio of interest rate risk instruments is classified as non-trading.

         The Company's interest income is sensitive to changes in the level of short-term interest rates in the United States. In general, Southern either loans excess funds to Sonat or repays its short-term borrowings. Excess cash generated by or contributed to joint venture projects is invested on a short-term basis pending distribution or expenditure on capital projects.

         At December 31, 1997, Southern had no variable rate debt. In 1996, Southern entered into an interest rate forward agreement to hedge the interest rate risk of an anticipated future borrowing. The agreement has been terminated and Southern has no other derivative instruments (see Note 3 of the Notes to Consolidated Financial Statements).

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents long-term debt maturity amounts and related weighted-average interest rates by expected maturity dates. The weighted-average variable rate on Southern's loan to Sonat is the current effective rate.

                         INTEREST RATE RISK INSTRUMENTS

         Principal Amount by Expected Maturity and Average Interest Rate

                                                                                                                       Fair
                                                                                                  There-               Value
                                                 1998      1999     2000     2001       2002      after      Total    12/31/97
------------------------------------------------------------------------------------------------------------------------------
                                                                              (In Millions)
Assets:
  Notes Receivable:
    Variable Rate                               $ 89.3    $   --   $   --   $   --     $   --     $   --     $ 89.3    $ 89.3
    Average Interest Rate                          6.8%

Liabilities:
  Long-term Debt, including Current Portion:
    Fixed Rate                                  $  6.2    $  5.0   $   --   $100.0     $200.0     $100.0     $411.2    $434.9
    Average Interest Rate                          8.0%      8.0%     8.0%     7.8%       7.2%       6.7%

INFLATION AND THE EFFECT OF CHANGING ENERGY PRICES

         The rate of inflation in the United States has been moderate over the past several years and has not significantly affected the profitability of Southern. To be able to recover higher costs of operations, Southern would have to file a general rate case. Southern's Customer Settlement requires it to file a new rate case no later than September 1, 1999.

ENVIRONMENTAL ISSUES

         The operations and properties of Southern are subject to extensive and changing federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation, and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction commences and for certain other activities, limit or prohibit construction, and other activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from operations. The permits required for various operations are subject to revocation, modification, and renewal by issuing authorities. Southern believes that its operations currently are in substantial compliance with applicable environmental regulations.

         Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunction, or both. Southern does not expect environmental compliance matters to have a material adverse effect on its financial position or results of operations. It is also not anticipated that Southern will be required in the near future to expend amounts that are material to its financial condition or operations by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, and may impose increasingly stricter requirements, Southern is unable to predict the ultimate cost of complying with such laws and regulations.

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

         In the operation of their natural gas pipeline systems, Southern Natural Gas and its wholly owned subsidiaries, South Georgia Natural Gas Company and Sea Robin Pipeline Company, have used, and continue to use at several locations, gas meters containing elemental mercury. Southern Natural Gas, South Georgia and Sea Robin plan to remove all remaining mercury meters during the course of regularly scheduled facilities upgrades. Mercury and mercury meters are handled pursuant to procedures that are designed to protect employees and the environment and to comply with Occupational Safety and Health Administration standards. It is generally believed in the natural gas pipeline industry that, in the course of normal maintenance and replacement operations, elemental mercury may have been released from mercury meters. Southern Natural Gas has determined that its pipeline meters may in the past have been the source of small releases of elemental mercury. As a result, Southern Natural Gas undertook the characterization of 443 sites across the system during 1995. Southern Natural Gas completed the characterization of its remaining 190 sites in Mississippi during 1996. Approximately 50 percent of the sites characterized in 1995 and 1996 across the pipeline systems of Southern Natural Gas and Sea Robin had detectable levels of mercury. Characterization of potential sites on the pipeline system of South Georgia has not commenced at this time. Southern Natural Gas will file copies of the characterization reports with the applicable state agencies upon their finalization. At this time, only the State of Georgia has issued formal guidelines for remediation of mercury sites, although the State of Louisiana has issued informal guidance. Southern Natural Gas is unable to estimate the cost of mercury remediation because costs will vary based on a number of factors particular to each site and because regulatory guidance is still uncertain for all sites. Based on its experience with other remediation projects, industry experience to date with remediation of mercury, and its characterization data, Southern Natural Gas believes that the cost of its characterization and remediation of any mercury contamination will not be material to its financial position or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including unrecognized foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. At December 31, 1997, Southern had no items of other comprehensive income that it would be required to report under provisions of SFAS No. 130.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Since Southern operates in one business segment, SFAS No. 131 will have minimal affect on its reporting. SFAS No. 131 is effective for periods beginning after December 15, 1997.

YEAR 2000 PROJECT

         Southern is aware of the potential impact the Year 2000 could have on its information technology and business infrastructure. To answer the Year 2000 challenge, the Sonat Board of Directors directed that a corporate-wide initiative be undertaken and that the project be completed by December 31, 1998. A consulting firm was engaged to assist in this effort.

         The assessment phase of the Year 2000 project was completed in December 1997. This phase included a comprehensive inventory and review of existing applications, processes and systems to identify areas which might be affected. The project plan includes steps to implement the required modifications identified during the assessment phase and test systems for compliance. Southern's estimated share of the Year 2000 project costs for capital, as well as general and administrative costs, is expected to be $2.5 million to $5.0 million.

         Over the past few years, technology investments were made that greatly reduced the current economic impact of Year 2000, including the replacement of mainframe systems with Year 2000 compliant vendor packages on new client/server platforms. The current goal is that by mid-1998 all major applications will be vendor packages that are Year 2000 compliant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements regarding Southern's business plans and prospects, objectives, expansion projects, proposed capital expenditures, and expected performance or results. These forward-looking statements are based on assumptions that Southern believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results may differ materially from those expressed in such forward-looking statements. Important factors that could cause actual results to differ include the requirements to receive various governmental approvals to proceed with expansion projects at Southern Natural Gas, Destin, and Etowah. Realization of Southern's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of Southern's businesses, and changes in general economic conditions and the state of domestic capital markets.

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors


The Board of Directors
Southern Natural Gas Company

We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                      /s/ Ernst & Young LLP



                                                      ERNST & YOUNG LLP

Birmingham, Alabama
January 16, 1998

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                           1997          1996
                                                           ----          ----
                                                             (In Thousands)
                                     ASSETS

Current Assets:
    Cash                                                $    2,905    $    2,316
    Notes receivable from affiliates                        89,277            --
    Accounts receivable, including $11,709,000 in
       1997 and $14,286,000 in 1996 from affiliates         78,248       103,736
    Inventories                                             21,529        24,197
    Gas imbalance receivables                               13,493        20,161
    Other                                                    4,250         6,112
                                                        ----------    ----------
       Total Current Assets                                209,702       156,522
                                                        ----------    ----------

Investments:
    Unconsolidated affiliates (Note 4)                      95,979        49,383
    Other investments                                        1,075           984
                                                        ----------    ----------
                                                            97,054        50,367
                                                        ----------    ----------

Plant, Property and Equipment (Note 5)                   2,456,773     2,422,845
    Less accumulated depreciation
       and amortization                                  1,497,827     1,539,984
                                                        ----------    ----------
                                                           958,946       882,861
                                                        ----------    ----------

Deferred Charges and Other:
    Gas supply realignment costs                             3,630        11,144
    Other                                                  104,550       130,251
                                                        ----------    ----------
                                                           108,180       141,395
                                                        ----------    ----------
Total Assets                                            $1,373,882    $1,231,145
                                                        ==========    ==========








                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                           December 31, 1997 and 1996

                                                           1997          1996
                                                           ----          ----
                                                             (In Thousands)
                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Long-term debt due within one year (Note 6)         $    6,220    $    6,964
    Notes payable to affiliates                                 --         1,189
    Accounts payable, including $26,554,000 in 1997
       and $24,173,000 in 1996 to affiliates                49,364        62,516
    Accrued income taxes                                     4,078           184
    Other accrued taxes                                      9,150         8,031
    Accrued interest                                        20,028        17,015
    Gas imbalance payables                                  10,498        17,162
    Other                                                   10,493         8,217
                                                        ----------    ----------
       Total Current Liabilities                           109,831       121,278
                                                        ----------    ----------

Long-Term Debt (Note 6)                                    405,000       310,536
                                                        ----------    ----------

Deferred Credits and Other:
    Deferred income taxes (Note 7)                         134,073       119,850
    Reserves for regulatory matters (Note 8)                 4,432        14,644
    Other                                                   68,853        97,656
                                                        ----------    ----------
                                                           207,358       232,150
                                                        ----------    ----------

Commitments and Contingencies (Note 8)

Stockholder's Equity:
    Common stock, $3.75 par value; 1,000 shares
       authorized and outstanding                                4             4
    Other capital (Note 2)                                  79,332       100,670
    Retained earnings                                      572,357       466,507
                                                        ----------    ----------
                                                           651,693       567,181
                                                        ----------    ----------
Total Liabilities and Stockholder's Equity              $1,373,882    $1,231,145
                                                        ==========    ==========








                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1997, 1996 and 1995

                                               1997          1996          1995
                                               ----          ----          ----
                                                       (In Thousands)
Revenues (Note 9):
    Transportation and storage              $ 361,737     $ 369,804     $ 375,070
    Other                                      31,555        29,024        37,256
                                            ---------     ---------     ---------
                                              393,292       398,828       412,326
                                            ---------     ---------     ---------
Costs and Expenses:
    Operating and maintenance                  75,361        74,930        96,097
    General and administrative                 71,341        91,590        85,361
    Depreciation and amortization              47,769        48,292        52,274
    Taxes, other than income                   19,933        18,092        19,446
                                            ---------     ---------     ---------
                                              214,404       232,904       253,178
                                            ---------     ---------     ---------
Operating Income                              178,888       165,924       159,148
                                            ---------     ---------     ---------

Other Income, Net:
    Equity in earnings of unconsolidated
       affiliates (Note 4)                     11,849         9,630         9,357
    Other, net                                  7,032         6,664           588
                                            ---------     ---------     ---------
                                               18,881        16,294         9,945
                                            ---------     ---------     ---------
Interest:
    Interest income from affiliates             1,911         3,993         6,876
    Interest income                               322         1,084         1,373
    Interest expense to affiliates               (334)       (3,062)         (148)
    Interest expense                          (30,014)      (34,998)      (43,319)
    Interest capitalized                        1,849           984           249
                                            ---------     ---------     ---------
                                              (26,266)      (31,999)      (34,969)
                                            ---------     ---------     ---------

Income Before Income Taxes                    171,503       150,219       134,124
Income Tax Expense (Note 7)                    66,096        57,594        51,631
                                            ---------     ---------     ---------

Net Income                                  $ 105,407     $  92,625     $  82,493
                                            =========     =========     =========


             CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                  Years Ended December 31, 1997, 1996 and 1995

                                                  1997        1996        1995
                                                  ----        ----        ----
                                                        (In Thousands)
Balance at Beginning of Year                    $466,507    $473,482    $440,589
Add:
    Net income                                   105,407      92,625      82,493
    Contribution of investment to parent
       (Note 2)                                      443          --          --
Deduct:
    Dividends                                         --      99,600      49,600
                                                --------    --------    --------
Balance at End of Year                          $572,357    $466,507    $473,482
                                                ========    ========    ========



                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1997, 1996 and 1995

                                                        1997          1996          1995
                                                        ----          ----          ----
                                                                (In Thousands)
Cash Flows from Operating Activities:
    Net income                                       $ 105,407     $  92,625     $  82,493
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                 47,769        48,292        52,274
          Deferred income taxes                         19,535        38,894        37,144
          Equity in earnings of unconsolidated
              affiliates, less distributions            (1,849)         (280)         (857)
          Reserves for regulatory matters              (10,212)     (167,154)       (1,545)
          Gas supply realignment costs                   7,514       187,929       (80,553)
          Change in:
              Accounts receivable                       22,154        (7,961)       (4,773)
              Inventories                                2,427        (2,572)         (358)
              Accounts payable                         (10,305)        5,729        13,433
              Accrued interest and income
                 taxes, net                              6,600        12,254       (28,224)
              Other current assets                       8,632         1,418         7,674
              Other current liabilities                 (2,770)       (1,015)      (21,692)
          Other, net                                   (27,223)      (73,209)      (15,521)
                                                     ---------     ---------     ---------
              Net cash provided by operating
                 activities                            167,679       134,950        39,495
                                                     ---------     ---------     ---------
Cash Flows from Investing Activities:
    Plant, property and equipment additions           (144,269)     (130,418)      (62,720)
    Notes receivable from affiliates                   (86,718)      103,645        63,030
    Proceeds from disposal of assets                    12,814        14,261         1,323
    Investments in unconsolidated affiliates
       and other                                       (41,339)         (351)         (566)
                                                     ---------     ---------     ---------
              Net cash provided by (used in)
                 investing activities                 (259,512)      (12,863)        1,067
                                                     ---------     ---------     ---------
Cash Flows from Financing Activities:
    Proceeds from the issuance of
       long-term debt                                   99,891            --            --
    Payments of long-term debt                          (6,280)       (7,091)       (6,280)
    Changes in short-term borrowings                    (1,189)      (13,791)       14,981
                                                     ---------     ---------     ---------
       Net changes in debt                              92,422       (20,882)        8,701
    Dividends paid and other                                --       (99,600)      (49,527)
                                                     ---------     ---------     ---------
              Net cash provided by (used in)
                 financing activities                   92,422      (120,482)      (40,826)
                                                     ---------     ---------     ---------

Net Increase (Decrease) in Cash                            589         1,605          (264)
Cash at Beginning of Year                                2,316           711           975
                                                     ---------     ---------     ---------
Cash at End of Year                                  $   2,905     $   2,316     $     711
                                                     =========     =========     =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)             $  24,555     $  26,197     $  29,160
    Income taxes, net                                   40,546         8,075        44,804



                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Business Description - Southern Natural Gas Company (Southern), which is a wholly owned subsidiary of Sonat Inc., is primarily engaged in the transmission of natural gas in interstate commerce. Its transmission systems are located in the Southeastern United States. Transportation service is provided for its distribution customers, direct industrial customers and other end-users, gas producers, other gas pipelines, and gas marketing and trading companies. It provides transportation service in both its gas supply and market areas. The principal industries served directly by Southern's pipeline system and indirectly through its distribution customers' systems include the chemical, pulp and paper, textile, primary metals, stone, clay and glass industries. For information concerning major customers, see Note 9. For a description of financial instruments and credit risk, see Note 3.

         Principles of Consolidation - The Consolidated Financial Statements include the accounts of Southern Natural Gas Company and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates owned 50 percent or less.

         The 1996 and 1995 periods have been restated to reflect the reclassification of natural gas sales, natural gas cost and transition cost recovery to other revenues to conform with the 1997 presentation. Certain other amounts in the 1996 and 1995 Consolidated Financial Statements and Notes have also been reclassified to conform with the 1997 presentation.

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

         Inventories - At December 31, 1997, inventories consist primarily of materials and supplies that are carried at cost.

         Gas Imbalance Receivables and Payables - Gas imbalances represent the difference between gas receipts from and gas deliveries to Southern's transportation and storage customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Imbalances incurred prior to implementation of Order No. 636 are settled through the exchange of gas. Imbalances incurred after implementation of Order No. 636 are settled monthly.

         Plant, Property and Equipment, and Depreciation - Plant, property and equipment is carried at cost. Southern generally provides for depreciation on a composite basis. (See Note 5.)

         Revenue Recognition - Revenue is recognized from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected subject to refund when appropriate.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Business Description and Significant Accounting Policies (Continued)

         Environmental Expenditures - Southern and its subsidiaries provide for environmental liabilities when environmental assessments and/or remediation are probable and such costs can be reasonably estimated. Accruals for environmental remediation liabilities are not material and have not been discounted.

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

         Southern and its subsidiaries follow a liability and asset approach in accounting for income taxes. Deferred tax liabilities and assets are determined using the tax rate for the period in which those amounts are expected to be paid or received. (See Note 7.)

2.       Changes in Operations

         On January 1, 1997, Southern transferred its investment of $23,612,000, including a retained earnings deficit of $443,000, in Sonat Intrastate-Alabama
(SIA) to Sonat. Other Capital in the Consolidated Balance Sheet was adjusted to reflect the transfer. For the years ended December 31, 1996 and 1995, SIA had revenues of $24,399,000 and $17,155,000, respectively. SIA had a net loss of $630,000 in 1996 and net income of $187,000 in 1995.

3.       Financial Instruments

         Southern's entire portfolio of financial instruments is classified as Other Than Trading. The carrying amounts and fair values of Southern's financial instruments are as follows:

                                                           Carrying Amounts    Fair Value
                                                           ----------------    ----------
                                                                  (In Thousands)
DECEMBER 31, 1997
-----------------
Cash                                                            $  2,905       $  2,905
Notes Receivable from Affiliates                                  89,277         89,277
Gas Supply Realignment Costs                                       3,630          3,630
Long-Term Debt                                                   411,220        434,913

DECEMBER 31, 1996
------------------

Cash                                                            $  2,316       $  2,316
Gas Supply Realignment Costs                                      11,144         11,144
Notes Payable to Affiliates                                        1,189          1,189
Long-Term Debt                                                   317,500        338,569

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Financial Instruments (Continued)

         The following methods and assumptions were used by Southern in estimating its fair value disclosures for balance sheet financial instruments:

         Cash, notes receivable from affiliates, gas supply realignment (GSR) costs and notes payable to affiliates - The carrying amount reported in the Consolidated Balance Sheets approximates its fair value.

         Long-term debt - The fair values of long-term debt are based on quoted market values or estimated using discounted cash flow analyses, based on Southern's current incremental borrowing rates for similar types of borrowing arrangements.

Financial Risk

         On January 22, 1996, Southern entered into an interest rate forward agreement to hedge the interest rate risk of an anticipated future borrowing under an existing shelf registration statement. In September 1996, due to revised expectations of external financing requirements, 50 percent of the interest rate forward agreement was liquidated resulting in a gain of $3.9 million. A gain of $2.4 million was recognized upon final settlement of this agreement in 1997.

Credit Risk

         Southern's financial instruments from unaffiliated parties that are exposed to concentrations of credit risk consist primarily of accounts receivable and GSR costs which Southern expects to recover from its customers.

         Accounts receivable of Southern relate to business conducted with gas distribution companies, municipalities, gas districts, industrial customers and interstate pipeline companies in the Southeast. Southern performs ongoing credit evaluations of its customers' financial condition and, in some circumstances, requires collateral from its customers. Accounts receivable are stated net of valuation allowances of $1.9 million in 1997 and $3.7 million in 1996.

4.       Unconsolidated Affiliates

         At December 31, 1997, Southern's investment in unconsolidated affiliates totaled $96.0 million and equaled its share of underlying equity in net assets of the investees. Through December 31, 1997, Southern's cumulative equity in earnings of its unconsolidated affiliates was $165.8 million and cumulative dividends received from them totaled $152.6 million.

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

                                                                  Years Ended December 31,
                                                           ---------------------------------------
                                                             1997           1996           1995
                                                           --------       --------       --------
                                                                      (In Thousands)
Revenues                                                   $ 36,226       $ 36,258       $ 36,167
Expenses:
    Operating expenses                                        4,440          4,817          5,408
    Depreciation                                              5,430          5,415          5,399
    Other expenses, net                                       4,997          5,657          6,167
                                                           --------       --------       --------

Income Reported                                            $ 21,359       $ 20,369       $ 19,193
                                                           ========       ========       ========


                                                                      December 31,
                                                                ------------------------
                                                                  1997           1996
                                                                    (In Thousands)
Assets
    Current                                                     $  6,503       $  7,205
    Net plant and property                                       149,334        154,388
    Other                                                            296            338
                                                                --------       --------

                                                                $156,133       $161,931
                                                                ========       ========

Liabilities and Equity
    Current                                                     $  8,298       $  8,525
    Long-term debt and other liabilities                          48,799         55,729
    Participants' equity                                          99,036         97,677
                                                                --------       --------

                                                                $156,133       $161,931
                                                                ========       ========

         In 1995 Southern executed a Capital Contribution Agreement in connection with the project financing for Bear Creek from The Prudential Insurance Company of America. In the event that Bear Creek does not refinance the remaining principal, this agreement provides that Southern and its partner will contribute $21.0 million each to Bear Creek on October 31, 2000, to provide funds to enable Bear Creek to make a principal payment due under the financing.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Plant, Property and Equipment and Depreciation

         A summary of plant, property and equipment by classification follows:

                                                                     December 31,
                                                              -------------------------
                                                                 1997           1996
                                                                 ----           ----
                                                                    (In Thousands)
Mainline Transmission Property                                $1,295,247     $1,335,540
Gas Supply                                                       660,700        510,355
Gas Gathering                                                     16,568         36,909
Underground Storage Facilities                                    60,684         60,528
Liquefied Natural Gas Facilities                                 154,076        154,092
Gas Stored Underground                                           130,128        124,805
Other                                                            139,370        200,616
                                                              ----------     ----------
                                                              $2,456,773     $2,422,845
                                                              ==========     ==========

         Other plant, property and equipment includes construction work in progress of $58.6 million and $67.4 million at December 31, 1997 and 1996, respectively.

         The accumulated depreciation and amortization amounts by classification are as follows:

                                                                              December 31,
                                                                    -------------------------------
                                                                      1997                  1996
                                                                      ----                  ----
                                                                             (In Thousands)
         Mainline Transmission Property                            $  844,885            $  848,352
         Gas Supply                                                   434,205               436,638
         Gas Gathering                                                 11,072                22,332
         Underground Storage Facilities                                45,869                44,072
         Liquefied Natural Gas Facilities                             118,981               114,180
         Other                                                         42,815                74,410
                                                                   ----------            ----------
                                                                   $1,497,827            $1,539,984
                                                                   ==========            ==========

         The annual depreciation rates by classification are as follows:

                                                                         December 31,
                                                           --------------------------------------
                                                             1997           1996           1995
                                                             ----           ----           ----
Mainline Transmission Property                                  2.0%           2.0%           2.0%
Gas Supply                                                      2.9%           2.9%           2.9%
Gas Gathering                                                   2.8%           2.8%           2.8%
Underground Storage Facilities                                  3.3%           3.3%           3.3%
Liquefied Natural Gas Facilities                                3.2%           3.2%           3.2%
Other                                                      3.3 - 25%      2.8 - 24%      2.8 - 24%

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Debt and Lines of Credit

         Long-Term Debt - Long-term debt consists of:


                                                                     December 31,
                                                                ---------------------
                                                                  1997           1996
                                                                  ----           ----
                                                                     (In Thousands)
Southern Natural Gas Company
    6.70% Notes due October 1, 2007                             $100,000       $      -
    7.85% Notes due January 15, 2002                             100,000        100,000
    8-5/8% Notes due May 1, 2002                                 100,000        100,000
    8-7/8% Notes due February 15, 2001                           100,000        100,000
    Capital Leases                                                 1,220          1,220

South Georgia Natural Gas Company
    9.85% Term Loan due through December 31, 1997                      -            880
    7.80% Term Loan due through December 31, 1997                      -            400

Southern LNG Inc.
    Promissory Note (an effective rate of
       6.53% at December 31, 1997 and
       6.75% at December 31, 1996)
       due through April 1, 1999                                  10,000         15,000
                                                                --------       --------

Total Outstanding                                                411,220        317,500
Less Long-Term Debt Due Within One Year                            6,220          6,964
                                                                --------       --------

                                                                $405,000       $310,536
                                                                ========       ========

         Southern had no restrictions on the payment of dividends at December 31, 1997.

         Annual maturities of long-term debt at December 31, 1997, are as follows:

         Years                                                                   (In Thousands)
         -----                                                                   --------------
         1998                                                                       $    6,220
         1999                                                                            5,000
         2000                                                                               -
         2001                                                                          100,000
         2002                                                                          200,000
         2003-2007                                                                     100,000
                                                                                    ----------
                                                                                    $  411,220

         In September 1997, Southern issued $100.0 million of 6.70 percent Notes due October 1, 2007, at 99.891 percent to yield 6.715 percent. The proceeds have been temporarily loaned to Sonat.

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

         At December 31, 1997, Southern had available short-term lines of credit of $50.0 million through May 26, 1998. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At December 31, 1997 and 1996, no amounts were outstanding.

7.       Income Taxes

         An analysis of Southern's income tax expense (benefit) is as follows:

                                                                   Years Ended December 31,
                                                           --------------------------------------
                                                             1997           1996           1995
                                                             ----           ----           ----
                                                                       (In Thousands)
         Current:
             Federal                                       $ 39,968       $ 16,182       $ 16,553
             State                                            6,593          2,518         (2,066)
                                                           --------       --------       --------
                                                             46,561         18,700         14,487
                                                           --------       --------       --------
         Deferred:
             Federal                                         16,955         33,542         32,875
             State                                            2,580          5,352          4,269
                                                           --------       --------       --------
                                                             19,535         38,894         37,144
                                                           --------       --------       --------

                                                           $ 66,096       $ 57,594       $ 51,631
                                                           ========       ========       ========


         Net deferred tax liabilities are comprised of the following:

                                                                      December 31,
                                                                ---------------------
                                                                  1997           1996
                                                                  ----           ----
                                                                    (In Thousands)
Deferred Tax Liabilities:
    Depreciation                                                $144,054       $143,505
    Inventories                                                   11,573         11,573
    Other                                                          5,431          3,893
                                                                --------       --------
       Total deferred tax liabilities                            161,058        158,971
                                                                --------       --------

Deferred Tax Assets:
    Other accounting accruals                                      5,387         14,361
    GSR and other transition costs                                10,210         13,228
    Other                                                         11,388         11,532
                                                                --------       --------
       Total deferred tax assets                                  26,985         39,121
                                                                --------       --------
    Net Deferred Tax Liabilities                                $134,073       $119,850
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

         Consolidated income tax expense is different from the amount computed by applying the U.S. federal income tax rate to income before income tax. The reasons for this difference are as follows:

                                                                  Years Ended December 31,
                                                           --------------------------------------
                                                             1997           1996           1995
                                                             ----           ----           ----
                                                                      (In Thousands)
Income Tax Expense at Statutory
    Federal Income Tax Rates                               $ 60,026       $ 52,577       $ 46,943

Increases (Decreases) in Tax
    Resulting From:
       State income taxes, net of
          federal income tax benefit                          5,962          5,116          1,432
       Refunds and adjustment of
          accrued tax position                                   97             27          5,091
       Other                                                     11           (126)        (1,835)
                                                           --------       --------       --------

Income Tax Expense                                         $ 66,096       $ 57,594       $ 51,631
                                                           ========       ========       ========

8.       Commitments and Contingencies

         Rate Matters - Periodically, Southern and its subsidiaries make general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At December 31, 1997, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement.

         Leases - Southern has operating lease commitments expiring at various dates, principally for office space and equipment. Southern has no significant capital leases.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       Commitments and Contingencies (Continued)

         Rental expense for all operating leases is summarized below.

                                                                   Years Ended December 31,
                                                           --------------------------------------
                                                              1997           1996           1995
                                                              ----           ----           ----
                                                                         (In Thousands)
Non-Affiliated Operating Leases                            $  1,241       $  1,292       $  1,438
Affiliated Operating Leases                                   3,724          4,351          4,321
                                                           --------       --------       --------

    Total                                                  $  4,965       $  5,643       $  5,759
                                                           ========       ========       ========

         At December 31, 1997, future minimum payments for non-cancelable operating leases for the years 1998 through 2002 are less than $3 million per year.

9.       Transactions with Major Customers and Affiliates

         The following table shows revenues from major customers:

                                                                   Years Ended December 31,
                                                           --------------------------------------
                                                             1997           1996           1995
                                                             ----           ----           ----
                                                                       (In Thousands)
Atlanta Gas Light Company                                  $130,425       $134,062       $136,806
Alabama Gas Corporation                                      48,300         38,662         40,019

         Southern and its subsidiaries enter into transactions with other Sonat subsidiaries and unconsolidated affiliates to transport, sell and purchase natural gas. Services provided by these affiliates for the benefit of Southern and its subsidiaries are based on the same terms as nonaffiliates.

         The following table shows revenues and charges from Southern's affiliates:

                                                                   Years Ended December 31,
                                                           --------------------------------------
                                                             1997           1996           1995
                                                             ----           ----           ----
                                                                       (In Thousands)
Revenues from Affiliates                                   $ 68,292       $ 83,323       $ 95,610
Charges from Affiliates                                      28,120         45,737         48,534

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

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      Retirement Plans and Other Benefits (Continued)

         Sonat determines the amount of funding to the Retirement Plan on a year-to-year basis, with amounts consistent with minimum and maximum funding requirements established by various governmental bodies. Sonat has a trust to provide benefits under the Supplemental Plan. However, it is not subject to any funding requirements.

         Southern's net periodic pension (income) cost consists of the following components:

                                                                   Years Ended December 31,
                                                           --------------------------------------
                                                             1997           1996           1995
                                                             ----           ----           ----
                                                                      (In Thousands)
         Service Cost - Benefits Earned
             during the Period                             $  2,802       $  3,296       $  2,265
         Interest Cost on Projected
             Benefit Obligation                              18,199         18,096         18,529
         Gain on Assets                                     (78,037)       (32,745)       (70,152)
         Net Amortization and Deferral                       47,532          4,834         43,745
                                                           --------       --------       --------

                                                           $ (9,504)      $ (6,519)      $ (5,613)
                                                           ========       ========       ========

         The change in net periodic pension income from 1996 to 1997 was primarily attributable to the change in plan assumptions and the growth in plan assets.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      Retirement Plans and Other Benefits (Continued)

         The following table sets forth Southern's allocated portion of the assets and liabilities of Sonat's plans and the amount of the net pension asset or liability recognized in Southern's Consolidated Balance Sheets:

                                          Plan with Obligations    Plan with Obligations
                                          Less than Assets (1)     in Excess of Assets(2)
                                               December 31,            December 31,
                                          ---------------------    ----------------------
                                                          (In Thousands)
                                            1997         1996        1997        1996
                                            ----         ----        ----        ----
Actuarial Present Value of
    Benefit Obligations:
       Vested benefit obligations        $ 209,067    $ 218,632    $  7,260    $  6,831
       Non-vested benefit obligations        4,068        3,884         616         171
                                         ---------    ---------    --------    --------
       Accumulated benefit obligations     213,135      222,516       7,876       7,002
       Effect of projected future
          salary increases                  25,928       31,465       4,846       4,856
                                         ---------    ---------    --------    --------
       Projected benefit obligations       239,063      253,981      12,722      11,858
Plan Assets at Fair Value (3)              382,355      323,353           -           -
                                         ---------    ---------    --------    --------
Projected Benefit Obligations
    (in Excess of) or Less Than
    Plan Assets                            143,292       69,372     (12,722)    (11,858)
Unrecognized Net (Assets) or
    Obligations at Transition (4)           (6,602)      (7,906)         58          73
Unrecognized Net (Gain) Loss (5)          (116,624)     (52,527)      2,399       1,533
Unrecognized Prior Service Cost              4,110        4,769         987       1,106
Net Unamortized Deferred Charge
    from Early Retirement
    Termination Benefits (6)                   598          411           -           -
                                         ---------    ---------    --------    --------
Net Pension Asset (Liability)
    Recognized in the
    Consolidated Balance Sheets          $  24,774    $  14,119    $ (9,278)   $ (9,146)
                                         =========    =========    ========    ========

     (1)  The Retirement Plan.
     (2)  The Supplemental Plan.
     (3) Plan assets consist primarily of debt and equity securities and investments in equity index and foreign index funds.
     (4) Amortization periods for unrecognized net (asset) or obligation at transition are 16.5 years for the Retirement Plan and 15 years for the Supplemental Plan.
     (5)  Amortization periods for unrecognized net (gain) loss are 15.6 and
          15.7 years for the Retirement Plan and 15.2 and 14.2 years for the Supplemental Plan for 1997 and 1996, respectively.
     (6) The amortization period for early retirement termination benefits is 10 years for the Retirement Plan.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      Retirement Plans and Other Benefits (Continued)

         The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets are:

                                                                        Years Ended December 31,
                                                                     -----------------------------
                                                                     1997         1996        1995
                                                                     ----         ----        ----
         Weighted Average Discount Rate                              7.5%         7.0%        7.0%
         Long-Term Rate of Return                                    9.5%         9.5%        9.5%
         Increase in Future Compensation Levels
             (Composite Rate):
                Retirement and Supplemental Plans                    5.0%         5.0%        5.5%

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

         The annual net periodic cost for postretirement health care and life insurance benefits consists of the following components:

                                                        Years Ended December 31,
                                                  1997           1996           1995
                                                  ----           ----           ----
                                                           (In Thousands)
Service Cost                                     $   801        $   854        $   725
Interest Cost                                      5,033          4,905          5,939
Return on Plan Assets                             (3,553)        (3,766)        (3,221)
Net Amortization and Deferral                      3,968          4,908          4,905
                                                 -------        -------        -------
                                                 $ 6,249        $ 6,901        $ 8,348
                                                 =======        =======        =======

         Southern funds postretirement health care benefits for the majority of its employees in an amount generally equal to its annual expense. These costs are currently being recovered in rates. Southern also funds Sonat's Retiree Life Insurance Plan for its employees with the amount of funding determined on a year-to-year basis with the objective of having assets equal plan liabilities.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      Retirement Plans and Other Benefits (Continued)

         The following table sets forth the funded status at December 31, 1997 and 1996, for Southern's postretirement health care and life insurance plans:

                                                                                 December 31,          December 31,
                                                                                     1997                  1996
                                                                                 ------------          ------------
                                                                                            (In Thousands)
Accumulated Postretirement Benefit Obligation:
    Retirees                                                                     $ 48,945              $ 55,015
    Fully eligible active plan participants                                         3,364                 2,194
    Other active plan participants                                                 10,572                14,930
                                                                                 --------              --------
                                                                                   62,881                72,139
Plan Assets at Fair Value (1)                                                      35,921                30,228
                                                                                 --------              --------
Accumulated Postretirement Benefit Obligation in
    Excess of Plan Assets                                                         (26,960)              (41,911)
Unrecognized Transition Obligation                                                 41,487                46,633
Unrecognized Net Gain (2)                                                         (24,426)              (14,150)
Net Unamortized Deferred Charge from
    Early Retirement Termination Benefits                                           1,980                   288
                                                                                 --------              --------
Accrued Postretirement Benefit Liability                                         $ (7,919)             $ (9,140)
                                                                                 ========              ========

(1) Retiree Medical Plan assets are comprised of equity securities, municipal tax exempt bonds and short-term investment funds. Retiree Life Insurance Plan assets are held in an investment account, which consists primarily of fixed income securities.
(2) Amortization periods for unrecognized net gain are 15.1 and 15.4 years for 1997 and 1996, respectively.

         The assumed rates used to measure the projected benefit obligation and the expected earnings of plan assets are:

                                                                  Years Ended December 31,
                                                          ---------------------------------------
                                                          1997             1996              1995
                                                          ----             ----              ----
Discount Rate                                             7.5%             7.0%              7.0%
Long-Term Rate of Return:
    Medical assets                                        5.5%             5.5%              5.5%
    Life insurance assets                                 7.5%             7.5%              7.5%

         The rate of increase in the per capita costs of covered health care benefits is assumed to be 4.5 percent in 1998 and for all future years. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1997, by approximately $7.3 million and increase the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $0.8 million.

         Executive Award Plan - Sonat has an Executive Award Plan that provides awards to certain key employees in the form of stock options, restricted stock, and stock appreciation rights (SARs) in tandem with any or all stock options. In years prior to 1991, tax offset payments were generally provided in conjunction with these awards. SARs permit the holder of an exercisable option to surrender that option for an amount equal to the excess of the

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      Retirement Plans and Other Benefits (Continued)

market price of the common stock on the date of exercise over the option price (appreciation). The appreciation is payable in cash, common stock, or a combination of both. SARs are subject to the same terms and conditions as the options to which they are related. Commencing in November 1995, Sonat has issued, in tandem with its regular stock options, SARs that are exercisable only in the event of a change in control (limited SARs). In November 1995, limited SARs were issued to certain key employees of Southern with respect to all of their then outstanding options. No other SARs have been issued since 1990.

         Sonat issued to employees of Southern 4,600 shares of restricted stock with a market value of $43 13/16 per share during 1997 and 16,400 shares with a market value of $52.00 per share during 1996. The shares generally vest 10 years from the date of grant, unless the closing price of Sonat's common stock achieves certain specified levels. At December 31, 1997, 38,232 of the 66,700 cumulative restricted shares issued have vested.

         Stock-based compensation expense increased Southern's pretax income by $0.9 million in 1997 and decreased Southern's pretax income by $6.0 million in 1996 and $3.8 million in 1995.

11.      Quarterly Results (Unaudited)

         Selected unaudited quarterly data is shown below:

                                                       1st               2nd               3rd              4th
                                                     Quarter           Quarter           Quarter          Quarter
                                                     -------           -------           -------          -------
                                                                            (In Thousands)
         1997
         ----
         Revenues                                     $ 99,166          $103,381         $ 93,154          $ 97,591
         Operating Income                               46,642            45,429           39,957            46,860
         Net Income                                     28,666            26,022           23,090            27,629

         1996
         -----
         Revenues                                     $105,101          $ 95,981         $ 95,727          $102,019
         Operating Income                               48,193            36,479           36,192            45,060
         Net Income                                     25,821            18,264           22,878            25,662

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules, and Exhibits

  1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Included in Part II of this report:
  Report of Ernst & Young LLP, Independent Auditors.........  II-15
  Consolidated Balance Sheets at December 31, 1997 and
     1996...................................................  II-16
  Consolidated Statements of Income for the years ended
     December 31, 1997, 1996, and 1995......................  II-18
  Consolidated Statements of Changes in Retained Earnings
     for the years ended December 31, 1997, 1996, and
     1995...................................................  II-18
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996, and 1995......................  II-19
  Notes to Consolidated Financial Statements................  II-20

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

  3. EXHIBITS(1)

EXHIBIT
 NUMBER                              EXHIBITS
-------                              --------
RESTATED CERTIFICATE OF INCORPORATION AND BY-LAWS
3-(a)      Restated Certificate of Incorporation of Southern Natural
           Gas Company dated as of March 1, 1994, filed as Exhibit
           3-(a) to Form 10-K of Southern Natural Gas Company for the
           year 1993
3-(b)      By-Laws of Southern Natural Gas Company as amended and in
           effect October 1, 1982, filed as Exhibit 3-(b) to Form 10-K of Southern Natural Gas Company for the year 1993
INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1        Form of Indenture dated June 1, 1987, from Southern Natural
           Gas Company to Manufacturers Hanover Trust Company, Trustee,
           as amended by (1) First Supplemental Indenture, dated as of
           September 30, 1997, between Southern Natural Gas Company and
           The Chase Manhattan Bank (formerly Chemical Bank, successor by merger to Manufacturers Hanover Trust Company), filed as
           Exhibit 4-(1) to Registration No. 33-47266 of Southern
           Natural Gas Company dated April 16, 1992, except (1) which was filed as Exhibit 4-(2) to Form 8-K of Southern Natural
           Gas Company dated September 25, 1997
4.2        Specimen Note of Southern Natural Gas Company for the $100
           million 8 7/8% Notes due February 15, 2001, issued under
           Registration Statement 33-16190, filed as Exhibit 4-(2) to
           Form 8-K of Southern Natural Gas Company dated February 7,
           1991
4.3        Specimen Note of Southern Natural Gas Company for the $100
           million 7.85% Notes due January 15, 2002, issued under
           Registration Statement 33-16190, filed as Exhibit 4-(2) to
           Form 8-K of Southern Natural Gas Company dated January 14,
           1992
4.4        Specimen Note of Southern Natural Gas Company for the $100
           million 8 5/8% Notes due May 1, 2002, issued under
           Registration Statement 33-47266, filed as Exhibit 4.3(d) to
           Form 10-K of Sonat Inc. for the year 1996
4.5        Specimen Note of Southern Natural Gas Company for the $100
           million 6.70% Notes due October 1, 2007, issued under
           Registration Statement 33-47266, filed as Exhibit 4-(3) to
           Form 8-K of Southern Natural Gas Company dated September 25,
           1997
OTHER EXHIBITS
12         Computation of Ratio of Earnings to Fixed Charges, filed
           herewith
23         Consent of Ernst & Young LLP, Independent Auditors, dated
           March 23, 1998, filed herewith
24         Powers of Attorney authorizing James A. Rubright; Thomas W.
           Barker, Jr.; Norman G. Holmes; R. David Hendrickson; and
           John C. Griffin to sign the Southern Natural Gas Company
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1997, on behalf of certain directors and
           officers of the registrant, filed herewith
27.1       Financial Data Schedule for the period ended December 31,
           1997, filed herewith electronically only
27.2       Financial Data Schedule for the period ended December 31,
           1996, filed herewith, electronically only

     Exhibit 21, Subsidiaries of the Registrant, has been omitted in reliance upon Instruction I(2)(b) of Form 10-K.

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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

     (c) Exhibits

     Exhibits required by Item 601 of Regulation S-K have been filed electronically with this report on Form 10-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SOUTHERN NATURAL GAS COMPANY

                                          By      /s/ JAMES A. RUBRIGHT
                                            ------------------------------------
                                                     JAMES A. RUBRIGHT
                                                         PRESIDENT

Dated: March 26, 1998

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

                          SIGNATURE                               CAPACITY                      DATE
                          ---------                               --------                      ----
  (i)  Principal Executive Officer:

                 /s/ JAMES A. RUBRIGHT                     President                            March 26, 1998
-------------------------------------------------------
                  (JAMES A. RUBRIGHT)

 (ii)  Principal Financial Officer:

               /s/ THOMAS W. BARKER, JR.                   Vice                                 March 26, 1998
-------------------------------------------------------      President -- Finance
                (THOMAS W. BARKER, JR.)

       Principal Accounting Officer:

                 /s/ NORMAN G. HOLMES                      Vice President and                   March 26, 1998
-------------------------------------------------------      Controller
                  (NORMAN G. HOLMES)

(iii)  Directors:*
       RONALD L. KUEHN, JR.
       JAMES E. MOYLAN, JR.
       LARRY E. POWELL
       JAMES A. RUBRIGHT
       JAMES C. YARDLEY

* Signed on behalf of each of these persons

   By  /s/ R. DAVID HENDRICKSON
       ------------------------------------------------
       R. DAVID HENDRICKSON
       SECRETARY, AS AUTHORIZED
       BY CERTAIN POWERS OF ATTORNEY DATED
       MARCH 3, 1998, ALL OF WHICH ARE
       FILED HEREWITH AS EXHIBIT 24

                     APPENDIX TO ANNUAL REPORT ON FORM 10-K
                        OF SOUTHERN NATURAL GAS COMPANY
                      FOR THE YEAR ENDED DECEMBER 31, 1997

     In compliance with Section 304 of Regulation S-T, the following information describes pictorial and/or graphic materials contained herein:

PAGE                           DESCRIPTION
----                           -----------
 I-7   Map of the Southeastern United States showing the
       approximate location of the pipeline systems of Southern and its subsidiaries and the underground storage facilities of
       Southern (each described on pages I-1, I-2, and I-5,
       respectively).

EXHIBIT
 NUMBER                              EXHIBIT INDEX
-------                              -------------
RESTATED CERTIFICATE OF INCORPORATION AND BY-LAWS

3-(a)  -   Restated Certificate of Incorporation of Southern Natural
           Gas Company dated as of March 1, 1994, filed as Exhibit
           3-(a) to Form 10-K of Southern Natural Gas Company for the
           year 1993
3-(b)  -   By-Laws of Southern Natural Gas Company as amended and in
           effect October 1, 1982, filed as Exhibit 3-(b) to Form 10-K of Southern Natural Gas Company for the year 1993

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

4.1    -   Form of Indenture dated June 1, 1987, from Southern Natural
           Gas Company to Manufacturers Hanover Trust Company, Trustee, as
           amended by (1) First Supplemental Indenture, dated as of September
           30, 1997, between Southern Natural Gas Company and The Chase
           Manhattan Bank (formerly Chemical Bank, successor by merger to
           Manufacturers Hanover Trust Company), filed as Exhibit 4-(1) to
           Registration No. 33-47266 of Southern Natural Gas Company dated April
           16, 1992, except (1) which was filed as Exhibit 4-(2) to Form 8-K of
           Southern Natural Gas Company dated September 25, 1997
4.2    -   Specimen Note of Southern Natural Gas Company for the $100 million 8
           7/8% Notes due February 15, 2001, issued under Registration Statement
           33-16190, filed as Exhibit 4-(2) to Form 8-K of Southern Natural Gas
           Company dated February 7, 1991
4.3    -   Specimen Note of Southern Natural Gas Company for the $100 million
           7.85% Notes due January 15, 2002, issued under Registration Statement
           33-16190, filed as Exhibit 4-(2) to Form 8-K of Southern Natural Gas
           Company dated January 14, 1992
4.4    -   Specimen Note of Southern Natural Gas Company for the $100 million
           8 5/8% Notes due May 1, 2002, issued under Registration Statement
           33-47266, filed as Exhibit 4.3(d) to Form 10-K of Sonat Inc. for the year 1996
4.5    -   Specimen Note of Southern Natural Gas Company for the $100 million
           6.70% Notes due October 1, 2007, issued under Registration Statement
           33-47266, filed as Exhibit 4-(3) to Form 8-K of Southern Natural Gas
           Company dated September 25, 1997

OTHER EXHIBITS

12     -   Computation of Ratio of Earnings to Fixed Charges, filed
           herewith
23     -   Consent of Ernst & Young LLP, Independent Auditors, dated
           March 23, 1998, filed herewith
24     -   Powers of Attorney authorizing James A. Rubright; Thomas W.
           Barker, Jr.; Norman G. Holmes; R. David Hendrickson; and
           John C. Griffin to sign the Southern Natural Gas Company
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1997 on behalf of certain directors and
           officers of the registrant, filed herewith
27.1   -   Financial Data Schedule for the period ended December 31,
           1997, filed herewith, electronically only
27.2   -   Financial Data Schedule for the period ended December 31,
           1996, filed herewith, electronically only