Form 10-Q
period 1998-03-31
SOUTHERN NATURAL GAS CO
filed 1998-05-13
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998

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

                         COMMON STOCK, $3.75 PAR VALUE:

                   1,000 SHARES OUTSTANDING ON APRIL 30, 1998

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page No.

PART I.           Financial Information

                  Item 1.      Financial Statements

                               Condensed Consolidated Balance Sheets
                                   March 31, 1998 and December 31, 1997                                       1

                               Condensed Consolidated Statements of Income
                                   Three Months Ended March 31, 1998 and 1997                                 2

                               Condensed Consolidated Statements of Cash Flows
                                   Three Months Ended March 31, 1998 and 1997                                 3

                               Notes to Condensed Consolidated Financial
                                   Statements                                                                 4 - 6


                  Item 2.      Management's Discussion and Analysis of
                                   Financial Condition and Results of
                                   Operations                                                                 7 - 12

PART II.          Other Information

                  Item 6.      Exhibits and Reports on Form 8-K                                              13


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,              December 31,
                                                                                    1998                    1997
                                                                                          (In Thousands)
                                     ASSETS
Current Assets:
    Cash                                                                          $    4,175               $    2,905
    Notes receivable from affiliates                                                  68,475                   89,277
    Accounts receivable                                                               68,728                   78,248
    Inventories                                                                       19,527                   21,529
    Gas imbalance receivables                                                          9,279                   13,493
    Other                                                                              6,309                    4,250
                                                                                  ----------               ----------
          Total Current Assets                                                       176,493                  209,702
                                                                                  ----------               ----------

Investments in Unconsolidated Affiliates and Other                                   118,780                   97,054
                                                                                  ----------               ----------

Plant, Property and Equipment                                                      2,475,901                2,456,773
    Less accumulated depreciation and amortization                                 1,494,254                1,497,827
                                                                                  ----------               ----------
                                                                                     981,647                  958,946
                                                                                  ----------               ----------

Deferred Charges and Other                                                           104,763                  120,629
                                                                                  ----------               ----------
                                                                                  $1,381,683               $1,386,331
                                                                                  ==========               ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Long-term debt due within one year                                            $    5,000               $    6,220
    Accounts payable                                                                  23,698                   49,364
    Accrued income taxes                                                              14,293                    4,078
    Other accrued taxes                                                                4,011                    9,150
    Accrued interest                                                                  19,286                   20,028
    Gas imbalance payables                                                             7,830                   10,498
    Other                                                                              9,356                   10,493
                                                                                  ----------               ----------
          Total Current Liabilities                                                   83,474                  109,831
                                                                                  ----------               ----------

Long-Term Debt                                                                       400,000                  405,000
                                                                                  ----------               ----------

Deferred Credits and Other:
    Deferred income taxes                                                            143,573                  134,073
    Other                                                                             67,568                   85,734
                                                                                  ----------               ----------
                                                                                     211,141                  219,807
                                                                                  ----------               ----------

Commitments and Contingencies

Stockholder's Equity:
    Common stock and other capital                                                    79,495                   79,336
    Retained earnings                                                                607,573                  572,357
                                                                                  ----------               ----------
          Total Stockholder's Equity                                                 687,068                  651,693
                                                                                  ----------               ----------

                                                                                  $1,381,683               $1,386,331
                                                                                  ==========               ==========

                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1998                      1997
                                                                                           (In Thousands)
Revenues:
    Transportation and storage                                                      $ 95,090                  $93,764
    Other                                                                             10,411                    5,402
                                                                                    --------                  -------
                                                                                     105,501                   99,166
                                                                                    --------                  -------

Costs and Expenses:
    Operating and maintenance                                                         19,558                   17,631
    General and administrative                                                        15,472                   18,043
    Depreciation and amortization                                                      5,491                   11,653
    Taxes, other than income                                                           5,349                    5,197
                                                                                    --------                  -------
                                                                                      45,870                   52,524
                                                                                    --------                  -------

Operating Income                                                                      59,631                   46,642
                                                                                    --------                  -------

Other Income, Net:
    Equity in earnings of unconsolidated affiliates                                    4,125                    2,696
    Other, net                                                                           653                    3,957
                                                                                    --------                  -------
                                                                                       4,778                    6,653
                                                                                    --------                  -------

Earnings Before Interest and Taxes                                                    64,409                   53,295
                                                                                    --------                  -------

Interest:
    Interest income, primarily from affiliates                                         1,399                      146
    Interest expense                                                                  (9,066)                  (7,311)
    Interest capitalized                                                                 473                      508
                                                                                    --------                  -------
                                                                                      (7,194)                  (6,657)
                                                                                    --------                  -------

Income Before Income Taxes                                                            57,215                   46,638

Income Tax Expense                                                                    21,999                   17,972
                                                                                    --------                  -------

Net Income                                                                          $ 35,216                  $28,666
                                                                                    ========                  =======

















                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1998                     1997
                                                                                           (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                      $ 35,216                 $ 28,666
    Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
          Depreciation and amortization                                                5,491                   11,653
          Deferred income taxes                                                        9,500                    2,197
          Equity in earnings of unconsolidated
              affiliates, less distributions                                          (4,125)                  (2,696)
          Reserves for regulatory matters                                             (4,046)                     288
          Gas supply realignment costs                                                   353                    2,375
          Change in:
              Accounts receivable                                                      9,520                   21,379
              Accounts payable                                                       (25,667)                 (22,101)
              Accrued interest and income taxes, net                                  10,277                   14,027
              Other current assets and liabilities                                    (5,590)                  (5,985)
          Other                                                                       (3,278)                  (4,148)
                                                                                    --------                 --------
              Net cash provided by operating activities                               27,651                   45,655
                                                                                    --------                 --------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                          (25,619)                 (31,766)
    Notes receivable, primarily from affiliates                                       20,802                  (10,000)
    Proceeds from disposal of assets and other                                       (15,344)                   1,030
                                                                                    --------                 --------
              Net cash used in investing activities                                  (20,161)                 (40,736)
                                                                                    --------                 --------

Cash Flows from Financing Activities:
    Payments of long-term debt                                                        (6,220)                  (5,320)
    Changes in short-term borrowings                                                    -                      (1,188)
                                                                                    --------                 --------
              Net cash used in financing activities                                   (6,220)                  (6,508)
                                                                                    --------                 --------

Net Increase (Decrease) in Cash                                                        1,270                   (1,589)

Cash at Beginning of Period                                                            2,905                    2,316
                                                                                    --------                 --------

Cash at End of Period                                                               $  4,175                 $    727
                                                                                    ========                 ========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                            $  8,795                 $  8,421
    Income taxes, net                                                               $  1,321                 $    261









                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         Southern Natural Gas Company is a wholly owned subsidiary of Sonat Inc.

         The accompanying condensed consolidated financial statements of Southern Natural Gas and its subsidiaries (Southern) have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by such instructions. In the opinion of management, all adjustments including those of a normal recurring nature have been made that are necessary for a fair presentation of the results for the interim periods presented herein.

         Certain amounts in the 1997 condensed consolidated financial statements and notes have been reclassified to conform with the 1998 presentation.

         In the first quarter of 1998, Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components, became effective for Southern. Southern has no items of other comprehensive income that it is required to report under provisions of SFAS No. 130.

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information also became effective for Southern in the first quarter of 1998. SFAS No. 131 establishes standards for the way public enterprises are to report information about operating segments and requires certain other disclosures. Southern operates in one segment and implementation of SFAS No. 131 has minimal affect on its reporting.

2.       Unconsolidated Affiliates

     Southern Natural Gas owns a one-third interest in Destin Pipeline Company, L.L.C. and a subsidiary of Southern Natural Gas owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                           Three Months
                                          Ended March 31,
                                        1998                  1997
                                          (In Thousands)

    Revenues                           $9,029                $9,346
    Expenses:
       Operating expenses               2,301                 1,241
       Depreciation                     1,359                 1,356
       Other expenses, net              1,192                 1,333
                                       ------                ------

    Income Reported                    $4,177                $5,416
                                       ======                ======

         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern Natural Gas in the ownership of Destin Pipeline, a 1 billion-cubic-feet-per-day, $313 million pipeline designed to transport natural gas from deep-water development in the eastern Gulf of Mexico. Construction of the pipeline began in December 1997, and it is expected to be partially completed and in service by July 1998 and fully in service by January 1999. Destin's earnings of $6.2 million for the first quarter of 1998 primarily relate to the allowance for funds used during construction capitalized on its pipeline.

3.       Debt and Notes To and From Affiliates

         As part of Sonat's cash management program, Southern Natural Gas can either loan funds to or borrow funds from Sonat. Notes receivable and payable are in the form of demand notes with rates reflecting Sonat's return on funds loaned to its subsidiaries, average short-term investment rates and cost of borrowed funds. In certain circumstances, these notes are subordinated in right of payment to amounts payable by Sonat under certain long-term credit agreements.

         At March 31, 1998, Southern Natural Gas had short-term lines of credit of $50.0 million available through May 26, 1998. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At March 31, 1998, no amounts were outstanding.

4.       Rate Matters and Contingencies

         Periodically, Southern makes general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern provides reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At March 31, 1998, Southern Natural Gas' rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement.

         SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, provides that rate-regulated entities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover costs of providing the regulated service and if the competitive environment makes it reasonable to assume such rates can be charged and collected. Certain expenses and credits subject to rate determination normally reflected in income are deferred in the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Information regarding Southern's regulatory assets and liabilities is shown below:

                                   March 31,               December 31,
                                      1998                     1997
                                           (In Thousands)

    Regulatory Assets:
       SFAS No. 109 Tax Gross-Up    $20,352                 $19,801
       Unrecovered Depreciation      13,903                  13,853
       Work Force Reduction           7,847                   8,608
       Charitable Donation            7,671                   7,897
       Cash Out Differential          7,236                  12,449
       Other                          7,487                   8,398
                                    -------                 -------

                                    $64,496                 $71,006
                                    =======                 =======

    Regulatory Liabilities:
       Excess Deferred Taxes Due
         Customers                  $ 4,903                 $ 5,291
                                    =======                 =======


         SFAS No. 109 tax gross up is recorded pursuant to FERC policies allowing future recovery of taxes associated with the allowance for funds used during construction (AFUDC). Unrecovered depreciation represents amounts to be recovered in future rates pursuant to a 1992 FERC settlement. Cash out differential is the reserve for price differential associated with storage transactions recoverable pursuant to Southern Natural Gas' customer settlement. Excess deferred tax due customers represents amounts due customers pursuant to federal tax rate normalization.

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

         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern in the ownership of Destin Pipeline Company, L.L.C., a 1 billion-cubic-feet-per-day, $313 million pipeline designed to transport natural gas from deep-water areas in the eastern Gulf of Mexico. Southern has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline. Three other shippers have also dedicated their production from certain leases in the eastern Gulf of Mexico to Destin for transportation and discussions are under way with other prospective shippers. Construction of the pipeline began in December 1997, and it is expected to be partially completed and in service by July 1998 and fully in service by January 1999. In February 1998 Destin filed for Federal Energy Regulatory Commission (FERC) approval to extend its pipeline system approximately 14 miles to transport additional gas reserves committed to Destin's system. This extension, which will cost approximately $19 million, is expected to be in service in late 1998, subject to FERC approval.

         Southern is moving forward on three expansions to eastern Tennessee, northern Alabama, and central Alabama that have a total filed capital cost of $126 million. The North Alabama expansion, which received FERC approval in May 1997, is now anticipated to go in service in the fall of 1999, subject to FERC approval of an application that Southern filed in February 1998 to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge. The 122-mile expansion will provide 76 million-cubic-feet-per-day capacity to the participating customers. A second expansion to serve customers in eastern
Tennessee received FERC approval in April 1998 and is anticipated to go in service in November 1998. Southern has firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern Tennessee, Georgia and Alabama related to this expansion. The expansion in central Alabama received FERC approval in March 1998 and is also expected to go in service in the fourth quarter of 1998. This expansion will provide 34 million cubic feet per day of firm transportation to Alabama Power Company and two other customers.

         In December 1997, an affiliate of AGL Resources, Inc. and Southern formed a new entity, Etowah LNG Company, L.L.C. (Etowah LNG), to jointly construct, own and operate a new liquefied natural gas peaking facility in Polk County, Georgia. Under the agreement, AGL Resources and Southern each will own 50 percent of Etowah LNG, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company, and Southern's pipeline. Etowah LNG will provide natural gas storage and peaking services to Atlanta Gas Light and other Southeastern customers. Peaking services provide supplemental gas supplies on days when demand is highest, typically during the winter. The new facility will cost approximately $90 million with 300 million cubic feet per day of deliverability capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services. Etowah LNG filed a certificate application with the FERC in April 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season.

Operations
                                                   Three Months
                                                  Ended March 31,
                                           1998                    1997
                                                   (In Millions)
Revenues:
    Market transportation and storage     $ 83.5                   $ 83.2
    Supply transportation                   11.6                     10.5
    Other                                   10.4                      5.4
                                          ------                   ------
       Total Revenues                      105.5                     99.1
                                          ------                   ------

Costs and Expenses:
    Operating and maintenance               19.6                     17.6
    General and administrative              15.5                     18.0
    Depreciation and amortization            5.5                     11.7
    Taxes, other than income                 5.3                      5.2
                                          ------                   ------
                                            45.9                     52.5
                                          ------                   ------
Operating Income                            59.6                     46.6
                                          ------                   ------
Other Income:
    Equity in earnings of
       unconsolidated affiliates             4.1                      2.7
    Other                                     .7                      4.0
                                          ------                   ------
                                             4.8                      6.7
                                          ------                   ------

Earnings Before Interest and Taxes        $ 64.4                   $ 53.3
                                          ======                   ======

                                               (Billion Cubic Feet)
Volumes:
    Market transportation                     185                      170
    Supply transportation                      95                       80
                                           ------                   ------
       Total Volumes                          280                      250
                                           ======                   ======

    Transition gas sales                        3                       18
                                           ======                   ======

First Quarter 1998 to First Quarter 1997 Analysis

         Earnings before interest and taxes (EBIT) for the first quarter of 1998 increased $11.1 million compared with the prior year. The increase was due to increased revenue from expansions, improved operations at Sea Robin Pipeline Company and other quarter-to-quarter variances discussed below. Partially offsetting the increase was lower other income in 1998.

         Supply transportation revenues increased due to an expansion at Southern and higher volumes at Sea Robin. Other revenue was up primarily due to a reversal of certain reserves relating to Southern's obligation to indemnify certain parties in connection with take-or-pay settlements entered into in the 1980's. Operation and maintenance expense increased primarily due to higher fuel expense. General and administrative expense decreased primarily due to lower stock-based compensation and employee benefit expenses. Depreciation expense decreased primarily due to an adjustment of the salvage value on certain fixed assets.

         Equity in earnings of unconsolidated affiliates increased in 1998 due to earnings of Destin Pipeline, primarily resulting from the allowance for funds used during construction (AFUDC) capitalized. Other income was lower primarily due to the recognition of a gain on the termination of a forward rate agreement in the 1997 period.

Natural Gas Sales and Supply

         As a result of FERC Order No. 636, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination of the remaining supply contracts, Southern's remaining gas supply is sold on a month-to-month basis. Gas sales revenue and natural gas cost are included in other revenue.

         Southern's annual purchase commitments total less than $25 million per year for 1998 and subsequent years. Based on Southern's current expectations with respect to natural gas prices in 1998 and the years following, only an insignificant amount of gas volumes is expected to be at prices above market.

Rate Matters

         Under terms of a settlement approved by the FERC, all of Southern's previously pending rate proceedings and proceedings to recover gas supply realignment and other transition costs associated with the implementation of FERC Order No. 636 have been resolved. The settlement requires Southern to file a new rate case no later than September 1, 1999.


                             ---------------------

Other Income Statement Items

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1998                     1997
                                                                                            (In Millions)

Interest Expense, Net                                                              $  7.2                  $  6.7

         Net interest expense increased in the 1998 period compared to the same period last year due to higher average debt levels and higher interest expense related to income taxes. The effect of lower interest rates on debt and higher average loan balances to affiliates slightly offset the increase in interest expense.

Income Tax Expense                                                                 $ 22.0                  $ 18.0

         Income tax expense increased in the 1998 period compared to the 1997 period due to higher pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities                                                               $ 27.7                  $ 45.7

         Cash flow from operations decreased $18.0 million compared to the 1997 period. The change in depreciation is primarily due to an adjustment of the salvage value on certain fixed assets. The change in regulatory reserves is attributable to the reversal of royalty reserves discussed earlier. The change in deferred taxes is primarily attributable to the depreciation adjustment and reserve reversal discussed above, which were all non-cash. Lower transition gas sales resulting from the expiration of gas purchase contracts was the primary reason for the decrease in accounts receivable. Accounts payable decreased due to lower gas purchases related to declining transition gas sales, and the timing of storage gas purchases and intercompany settlements.

Investing Activities                                                               $(20.2)                 $(40.7)

         Net cash used in investing activities was $20.5 million less in 1998 compared to 1997. The decrease was primarily attributable to repayments of intercompany loans in the current period by Southern's parent, Sonat Inc., compared to borrowings on intercompany loans in the prior period. Partially offsetting the change in intercompany loans were investments of $17.6 million to the Destin Pipeline joint venture during 1998.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    1998                     1997
                                                                                            (In Millions)

Financing Activities                                                               $ (6.2)                 $ (6.5)

         Net cash used in financing activities was essentially unchanged in 1998 compared to the 1997 period.

Capital Resources

         At March 31, 1998, Southern had bank lines of credit with a total capacity of $50.0 million, all of which was available. Southern has filed a shelf registration statement with the Securities and Exchange Commission which, when effective, will provide for the issuance of up to $500.0 million in debt securities.

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

         Southern's interest income is sensitive to changes in the level of short-term interest rates in the United States. In general, Southern either loans excess funds to Sonat or repays its short-term borrowings. Excess cash generated by or contributed to joint venture projects is invested on a short-term basis pending distribution or expenditure on capital projects.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements regarding Southern's business plans and prospects, objectives, expansion projects, proposed capital expenditures and expected performance or results. These forward-looking statements are based on assumptions that Southern believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results may differ materially from those expressed in such forward-looking statements. Important factors that could cause actual results to differ include the requirements to receive various governmental approvals to proceed with expansion projects at Southern, Destin, and Etowah. Realization of Southern's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of Southern's businesses, and changes in general economic conditions and the state of domestic capital markets.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits(1)

Exhibit
Number                                      Exhibits


12*             Computation of Ratio of Earnings to Fixed Charges

27.1*           Financial Data Schedule for the period ended March 31, 1998

27.2*           Restated Financial Data Schedule for the period ended
                December 31, 1997

-------------
*   Filed herewith


(b)      Reports on Form 8-K

         The Company did not file any report on Form 8-K during the quarter ended March 31, 1998.
















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



                          Southern Natural Gas Company



Date:         May 13, 1998                By:    /s/ Thomas W. Barker, Jr.
       --------------------------               --------------------------
                                                Thomas W. Barker, Jr.
                                                Vice President-Finance



Date:         May 13, 1998                By:    /s/ Norman G. Holmes
       --------------------------               ---------------------
                                                Norman G. Holmes
                                                Vice President & Controller