Form 10-Q
period 1998-06-30
SOUTHERN NATURAL GAS CO
filed 1998-08-13
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998

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

                         COMMON STOCK, $3.75 PAR VALUE:

                    1,000 SHARES OUTSTANDING ON JULY 31, 1998

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.

PART I.       Financial Information

              Item 1.      Financial Statements

                           Condensed Consolidated Balance Sheets
                              (Unaudited)--June 30, 1998 and December 31, 1997                                 1

                           Condensed Consolidated Statements of Income
                              (Unaudited)--Three Months and Six Months Ended
                              June 30, 1998 and 1997                                                           2

                           Condensed Consolidated Statements of Cash Flows
                              (Unaudited)--Six Months Ended June 30, 1998 and 1997                             3

                           Notes to Condensed Consolidated Financial
                              Statements (Unaudited)                                                           4 - 6

              Item 2.      Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                                                       7 - 13

PART II.      Other Information

              Item 5.      Legal Proceedings                                                                  14

              Item 6.      Exhibits and Reports on Form 8-K                                                   14

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,               December 31,
                                                                                    1998                     1997
                                                                                            (In Thousands)
                                                        ASSETS
Current Assets:
    Cash                                                                          $      424               $    2,905
    Notes receivable from affiliates                                                  23,093                   89,277
    Accounts receivable                                                               66,239                   78,248
    Inventories                                                                       26,544                   21,529
    Gas imbalance receivables                                                          9,494                   13,493
    Other                                                                              5,220                    4,250
                                                                                  ----------               ----------
          Total Current Assets                                                       131,014                  209,702
                                                                                  ----------               ----------

Investments in Unconsolidated Affiliates and Other                                   156,302                   97,054
                                                                                  ----------               ----------

Plant, Property and Equipment                                                      2,527,416                2,456,773
    Less accumulated depreciation and amortization                                 1,505,397                1,497,827
                                                                                  ----------               ----------
                                                                                   1,022,019                  958,946
                                                                                  ----------               ----------

Deferred Charges and Other                                                           107,476                  120,629
                                                                                  ----------               ----------
                                                                                  $1,416,811               $1,386,331
                                                                                  ==========               ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Long-term debt due within one year                                            $    5,000               $    6,220
    Accounts payable                                                                  25,126                   49,364
    Accrued income taxes                                                               3,311                    4,078
    Other accrued taxes                                                                6,735                    9,150
    Accrued interest                                                                  20,169                   20,028
    Gas imbalance payables                                                             7,630                   10,498
    Other                                                                              9,325                   10,493
                                                                                  ----------               ----------
          Total Current Liabilities                                                   77,296                  109,831
                                                                                  ----------               ----------

Long-Term Debt                                                                       400,000                  405,000
                                                                                  ----------               ----------

Deferred Credits and Other:
    Deferred income taxes                                                            151,267                  134,073
    Other                                                                             73,453                   85,734
                                                                                  ----------               ----------
                                                                                     224,720                  219,807
                                                                                  ----------               ----------

Commitments and Contingencies

Stockholder's Equity:
    Common stock and other capital                                                    79,590                   79,336
    Retained earnings                                                                635,205                  572,357
                                                                                  ----------               ----------
          Total Stockholder's Equity                                                 714,795                  651,693
                                                                                  ----------               ----------

                                                                                  $1,416,811               $1,386,331
                                                                                  ==========               ==========


                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months                        Six Months
                                                                  Ended June 30,                     Ended June 30,
                                                               --------------------               -----------------
                                                                  1998            1997             1998              1997
                                                                  ----            ----             ----              ----
                                                                                     (In Thousands)
Revenues:
    Transportation and storage                                  $90,006         $ 86,950          $185,096         $180,714
    Other                                                         5,494           16,431            15,905           21,833
                                                                -------         --------          --------         --------
                                                                 95,500          103,381           201,001          202,547
                                                                -------         --------          --------         --------

Costs and Expenses:
    Operating and maintenance                                    19,037           22,170            38,595           39,801
    General and administrative                                   12,226           19,049            27,698           37,092
    Depreciation and amortization                                13,048           11,960            18,539           23,613
    Taxes, other than income                                      5,371            4,773            10,720            9,970
                                                                -------         --------          --------         --------
                                                                 49,682           57,952            95,552          110,476
                                                                -------         --------          --------         --------

Operating Income                                                 45,818           45,429           105,449           92,071
                                                                -------         --------          --------         --------

Other Income, Net:
    Equity in earnings of
       unconsolidated affiliates                                  5,612            2,701             9,737            5,397
    Other, net                                                    1,094              968             1,747            4,925
                                                                -------         --------          --------         --------
                                                                  6,706            3,669            11,484           10,322
                                                                -------         --------          --------         --------

Earnings Before Interest and Taxes                               52,524           49,098           116,933          102,393
                                                                -------         --------          --------         --------

Interest:
    Interest income, primarily
       from affiliates                                            1,170               43             2,569              189
    Interest expense                                             (9,209)          (7,063)          (18,275)         (14,374)
    Interest capitalized                                            493              348               966              856
                                                                -------         --------          --------         --------
                                                                 (7,546)          (6,672)          (14,740)         (13,329)
                                                                -------         --------          --------         --------

Income Before Income Taxes                                       44,978           42,426           102,193           89,064

Income Tax Expense                                               17,346           16,404            39,345           34,376
                                                                -------         --------          --------         --------

Net Income                                                      $27,632         $ 26,022          $ 62,848         $ 54,688
                                                                =======         ========          ========         ========















                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                     1998                       1997
                                                                                             (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                      $ 62,848                   $ 54,688
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                                18,539                    23,613
          Deferred income taxes                                                        17,194                     9,534
          Equity in earnings of unconsolidated
              affiliates, less distributions                                           (6,237)                     (897)
          Reserves for regulatory matters                                              (4,431)                  (10,003)
          Gas supply realignment costs                                                    563                     4,967
          Change in:
              Accounts receivable                                                      12,008                    16,294
              Inventories                                                              (5,015)                   (5,045)
              Accounts payable                                                        (24,239)                  (20,636)
              Accrued interest and income taxes, net                                      178                     2,978
              Other current assets and liabilities                                     (4,225)                    3,360
          Other                                                                         2,174                     1,558
                                                                                     --------                  --------
              Net cash provided by operating
                 activities                                                            69,357                    80,411
                                                                                     --------                  --------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                           (82,234)                  (59,037)
    Notes receivable, primarily from affiliates                                        66,184                   (16,455)
    Investment in unconsolidated affiliates and other                                 (49,568)                    1,261
                                                                                     --------                  --------
              Net cash used in investing activities                                   (65,618)                  (74,231)
                                                                                     --------                  --------

Cash Flows from Financing Activities:
    Payments of long-term debt                                                         (6,220)                   (5,640)
    Changes in short-term borrowings                                                     -                       (1,189)
                                                                                     --------                  --------
              Net cash used in financing activities                                    (6,220)                   (6,829)
                                                                                     --------                  --------

Net Decrease in Cash                                                                   (2,481)                     (649)

Cash at Beginning of Period                                                             2,905                     2,316
                                                                                     --------                  --------

Cash at End of Period                                                                $    424                  $  1,667
                                                                                     ========                  ========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                             $ 16,014                  $ 12,438
    Income taxes paid, net                                                             21,862                    23,249









                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         Southern Natural Gas Company is a wholly owned subsidiary of Sonat Inc.

         The accompanying condensed consolidated financial statements of Southern Natural Gas and its subsidiaries (Southern) have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by such instructions. In the opinion of management, all adjustments, including those of a normal recurring nature, have been made that are necessary for a fair presentation of the results for the interim periods presented herein.

         Certain amounts in the 1997 condensed consolidated financial statements and notes have been reclassified to conform with the 1998 presentation.

         During the first quarter of 1998, Southern recognized the effect of a change in salvage values, including reversal of excess depreciation expense, relating to certain fixed assets, primarily aircraft and vehicles. The change, which was to comply with recent Federal Energy Regulatory Commission (FERC) directives, increased net income for the six-month period ended June 30, 1998, by $4.4 million. The effect of the change on the three-month period ended June 30, 1998, was not material.

         In the first quarter of 1998, Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components, became effective for Southern. Southern has no items of other comprehensive income that it is required to report under provisions of SFAS No. 130.

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information also became effective for Southern in the first quarter of 1998. SFAS No. 131 establishes standards for the way public enterprises are to report information about operating segments and requires certain other disclosures. Southern operates in one segment and implementation of SFAS No. 131 has minimal effect on its reporting.

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

                                                                    Three Months                        Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                --------------------               -----------------
                                                          1998              1997              1998              1997
                                                          ----              ----              ----              ----
                                                                                (In Thousands)

Revenues                                                  $8,821             $8,973           $17,850           $18,319
Expenses:
    Operating expenses                                     1,452              1,120             3,753             2,361
    Depreciation                                           1,360              1,358             2,719             2,714
    Other expenses, net                                    1,116              1,248             2,308             2,581
                                                          ------             ------           -------           -------

Income Reported                                           $4,893             $5,247           $ 9,070           $10,663
                                                          ======             ======           =======           =======

         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern in the ownership of Destin Pipeline, a 1 billion-cubic-feet-per-day pipeline designed to transport natural gas from deep-water development in the eastern Gulf of Mexico. Construction of the pipeline began in December 1997, and it is expected to be partially completed and in service in August 1998, and fully in service by January 1999. The FERC has approved two extensions of Destin for a total filed cost of an additional $56 million. The total cost of Destin is now estimated to be $416 million. Destin's earnings of $9.2 million and $15.4 million for the three month and six month periods ended June 30, 1998, respectively, primarily relate to the allowance for funds used during construction capitalized on its expenditures to date.

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

         Southern Natural Gas has short-term lines of credit of $50.0 million available through May 31, 1999. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At June 30, 1998, no amounts were outstanding under its agreement.

4.       Rate Matters and Contingencies

         Periodically, Southern and its subsidiaries make general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern and its subsidiaries provide reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At June 30, 1998, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement, and all revenue is based on the final settlement rates and therefore not collected subject to refund.

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

                                                                               June 30,                December 31,
                                                                                  1998                     1997
                                                                                       (In Thousands)

    Regulatory Assets:
       SFAS No. 109 Tax Gross-Up                                                $21,143                 $19,801
       Unrecovered Depreciation                                                  13,953                  13,853
       Work Force Reduction                                                       7,089                   8,608
       Charitable Donation                                                        7,446                   7,897
       Cash Out Differential                                                      8,058                  12,449
       Other                                                                      7,605                   8,398
                                                                                -------                 -------

                                                                                $65,294                 $71,006
                                                                                =======                 =======

    Regulatory Liabilities:
       Excess Deferred Taxes Due Customers                                      $ 4,513                 $ 5,291
                                                                                =======                 =======

         SFAS No. 109 tax gross-up is recorded pursuant to FERC policies allowing future recovery of taxes associated with the allowance for funds used during construction (AFUDC). Unrecovered depreciation represents amounts to be recovered in future rates pursuant to a 1992 FERC settlement. Cash out differential is the reserve for price differential associated with storage transactions recoverable pursuant to Southern Natural Gas' customer settlement. Excess deferred tax due customers represents amounts due customers pursuant to federal tax rate normalization.

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

         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern in the ownership of Destin Pipeline Company, L.L.C., a 1 billion-cubic-feet-per-day pipeline designed to transport natural gas from deep-water areas in the eastern Gulf of Mexico. Southern has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline. Eight other shippers have also dedicated their production from certain leases in the eastern Gulf of Mexico to Destin for transportation and discussions are under way with other prospective shippers. Construction of the pipeline began in December 1997, and it is expected to be partially completed and in service in August 1998, and fully in service by January 1999. In June 1998, the Federal Energy Regulatory Commission
(FERC) approved Destin's application to extend its pipeline system approximately 14 miles to transport additional gas reserves committed to Destin's system. This extension, which will cost approximately $19 million, is expected to be in service in late 1998. In July 1998 the FERC also approved another Destin application to extend its pipeline again by approximately 31 miles at a cost of approximately $37 million to transport additional gas reserves committed to its system. This extension is expected to be in service in early 1999. The total cost of Destin is now estimated to be $416 million.

         Southern is moving forward on three expansions to northern Alabama, eastern Tennessee, and central Alabama that have a total filed capital cost of $126 million. The North Alabama expansion, which received FERC approval in May 1997, is now anticipated to go in service in the fall of 1999, subject to FERC approval of an application that Southern filed in February 1998 to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge. The 122-mile expansion will provide 76 million-cubic-feet-per-day capacity to the participating customers. A second expansion to serve customers primarily in eastern Tennessee received FERC approval in April 1998 and is anticipated to go in service in November 1998. Southern has firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern Tennessee, Georgia and Alabama related to this expansion. The expansion in central Alabama received FERC approval in March 1998 and is also expected to go in service in the fourth quarter of 1998. This expansion will provide 34 million cubic feet per day of firm transportation to Alabama Power Company and two other customers.

         In December 1997, an affiliate of AGL Resources, Inc. and Southern formed a new entity, Etowah LNG Company, L.L.C. (Etowah LNG), to jointly construct, own and operate a new liquefied natural gas peaking facility in Polk County, Georgia. Peaking services provide supplemental gas supplies on days when demand is highest, typically during the winter. Under the agreement, AGL Resources and Southern each will own 50 percent of Etowah LNG, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company, and Southern's pipeline. Etowah LNG will provide natural gas storage and peaking services to Atlanta Gas Light and the city of Austell, Georgia. The new facility will cost approximately $90 million with 300 million cubic feet per day of deliverability capacity. Affiliates of AGL Resources will manage the construction of the facility and operate it. Southern will provide administrative services. Etowah LNG filed a certificate application with the FERC in April 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season.

Operations

                                                               Three Months                        Six Months
                                                              Ended June 30,                     Ended June 30,
                                                           --------------------               -----------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues:
    Market transportation and
       storage                                             $77.9            $ 74.6           $161.4            $157.8
    Supply transportation                                   12.1              12.4             23.7              22.9
    Other                                                    5.5              16.5             15.9              21.9
                                                           -----            ------           ------            ------
       Total Revenues                                       95.5             103.5            201.0             202.6
                                                           -----            ------           ------            ------

Costs and Expenses:
    Operating and maintenance                               19.0              22.2             38.6              39.8
    General and administrative                              12.2              19.1             27.7              37.1
    Depreciation and amortization                           13.1              11.9             18.6              23.6
    Taxes, other than income                                 5.4               4.8             10.7              10.0
                                                           -----            ------           ------            ------
                                                            49.7              58.0             95.6             110.5
                                                           -----            ------           ------            ------

Operating Income                                            45.8              45.5            105.4              92.1
                                                           -----            ------           ------            ------
Other Income:
    Equity in Earnings of
       Unconsolidated Affiliates                             5.6               2.7              9.7               5.4
    Other                                                    1.1                .9              1.8               4.9
                                                           -----            ------           ------            ------
                                                             6.7               3.6             11.5              10.3
                                                           -----            ------           ------            ------

Earnings Before Interest and Taxes                         $52.5            $ 49.1           $116.9            $102.4
                                                           =====            ======           ======            ======

                                                                             (Billion Cubic Feet)
Volumes:
    Market transportation                                    137               136              322               306
    Supply transportation                                    103               100              198               180
                                                           -----            ------           ------            ------
       Total Volumes                                         240               236              520               486
                                                           =====            ======           ======            ======

    Transition gas sales                                       3                17                6                35
                                                           =====            ======           ======            ======

Second Quarter 1998 to Second Quarter 1997 Analysis

         Earnings before interest and taxes (EBIT) for Southern was $52.5 million compared with $49.1 million in the second quarter of 1997. The increase was primarily due to lower expenses of Southern and higher equity in earnings of the Destin Pipeline. Partially offsetting was the effect of a $10 million reserve adjustment in the second quarter of 1997 relating to Southern's obligation to pay royalty claims in connection with take-or-pay settlements entered into in the 1980's. The adjustment related to a favorable state court ruling.

         Market transportation revenues increased as a result of recent expansions. Other revenue decreased primarily due to the reserve adjustment of $10 million included in the 1997 period. Operating and maintenance expense decreased primarily due to lower fuel costs. General and administrative expenses decreased primarily due to lower employee benefit expenses and stock-based compensation. Depreciation and amortization expense increased in the 1998 period due to plant additions and pursuant to a provision of the customer settlement allowing a deferral of depreciation on certain plant categories until March 1, 1998.

         Equity in earnings of unconsolidated affiliates increased in 1998 due to earnings of Destin Pipeline, primarily resulting from the allowance for funds used during construction (AFUDC) capitalized.

Six Months 1998 to Six Months 1997 Analysis

         EBIT was $116.9 million for the six months ending June 30, 1998, compared with $102.4 million for the 1997 period. The increase was primarily due to expansions placed in service, lower expenses and earnings of Destin Pipeline. Partially offsetting was the net effect of reserve adjustments made in the 1997 and 1998 periods, which is discussed below.

         Market transportation revenues improved primarily due to recent expansions. Other revenues decreased due to a favorable 1997 reserve adjustment, discussed earlier, offset partially by the reversal of the remaining royalty reserves in 1998. Such reversal has been made because management has determined that the likelihood of Southern making any significant royalty payments as a result of its prior take-or-pay settlements is remote. Operating and maintenance expense decreased primarily due to lower fuel costs. General and administrative expenses decreased primarily due to lower employee benefit expenses, lower insurance expenses and lower stock-based compensation. Depreciation and amortization expense decreased primarily due to an adjustment of the salvage value on certain fixed assets (see Note 1 of the Notes to Condensed Consolidated Financial Statements).

         Equity in earnings of unconsolidated affiliates increased in 1998 due to earnings of Destin Pipeline, primarily resulting from AFUDC capitalized on its current construction costs. Other income was lower primarily due to the recognition of a gain on the termination of a forward rate agreement in the 1997 period.

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




Other Income Statement Items

                                                               Three Months                         Six Months
                                                              Ended June 30,                      Ended June 30,
                                                           1998             1997              1998              1997
                                                                                (In Millions)

Interest Expense, Net                                      $ 7.5             $ 6.7            $14.7             $13.3

         Net interest expense increased in both the three-month and six-month periods of 1998 due to higher average debt levels and higher interest on taxes. The effect of lower interest rates on debt and increased interest income on higher average loan balances to affiliates slightly offset the increase in interest expense.

Income Tax Expense                                         $17.3             $16.4            $39.3             $34.4

         Income tax expense increased in the 1998 periods due to higher pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                              1998              1997
                                                                                                   (In Millions)

Operating Activities                                                                         $ 69.4            $ 80.4

         Cash flow from operations decreased $11.0 million compared to the 1997 period. The change in depreciation is primarily due to an adjustment of the salvage value on certain fixed assets (see Note 1 of the Notes to Condensed Consolidated Financial Statements). The change in deferred taxes is primarily attributable to an increase in plant in service and the depreciation adjustment. Lower gas sales and lower GSR direct bill collections were the primary reasons for the change in accounts receivable. The change in accounts payable was due to the timing of intercompany settlements. The change in accrued interest and taxes is primarily due to higher state tax payments in the current period. The change in other current assets and liabilities primarily reflects the timing of payments for property and other taxes.

Investing Activities                                                                         $(65.6)           $(74.2)

         Net cash used in investing activities was $8.6 million less in 1998 compared to 1997. The decrease was attributable to repayments of intercompany loans in the current period by Southern's parent, Sonat Inc., compared to borrowings on intercompany loans in the prior period. Partially offsetting the change in intercompany loans were investments in unconsolidated affiliates of $53.0 million, primarily for Destin, and higher capital expenditures related to Southern's expansion programs in 1998.

Financing Activities                                                                         $ (6.2)           $ (6.8)

         Net cash used in financing activities was essentially unchanged in 1998 compared to the 1997 period.

CAPITAL RESOURCES

         At June 30, 1998, Southern had bank lines of credit with a total capacity of $50.0 million, all of which was available. Southern also has a shelf registration statement with the Securities and Exchange Commission which provides for the issuance of up to $500.0 million in debt securities.

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

YEAR 2000 PROJECT

         Southern is aware of the potential impact the Year 2000 could have on its information technology and business infrastructure. To answer the Year 2000 challenge, the Sonat Board of Directors directed that a corporate-wide initiative be undertaken. A consulting firm was engaged to assist in this effort.

         Southern has divided its Year 2000 project into assessment, implementation, and testing phases. During the assessment phase, Southern completed a comprehensive inventory of IT and non-IT systems, equipment, computer hardware, and software that rely on a computer chip as well as service providers that could be impacted by the Year 2000 problem. For vendor supplied items, Southern has contacted its vendors seeking written verification of Year 2000 readiness. In addition, Southern is also communicating with its larger customers and business partners to determine the extent to which it is vulnerable to the failure of those third parties to remediate their Year 2000 issue.

         Southern is currently engaged in the implementation and testing phases of the Year 2000 project. The implementation phase includes completing the replacement of mainframe systems with Year 2000-compliant vendor packages on new client/server platforms and performing any required modifications and upgrades identified during the assessment phase. The testing phase involves testing systems for Year 2000 readiness and developing contingency plans for critical systems and service providers. Southern has not completely finished analyzing the most reasonably likely worst case scenarios and cannot estimate potential lost revenue at this time. Southern is scheduled to be completed with the implementation and testing phases by December 31, 1998.

         The estimated cost to Southern of the Year 2000 project for capital as well as general and administrative costs is expected to be $2.5 million to $5 million. As of June 30, 1998, Southern has incurred approximately $400,000 in Year 2000 project costs. Southern expects to be able to fund Year 2000 expenditures from normal operations.

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income as changes occur. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 becomes effective for fiscal years beginning after June 15, 1999. As a result, calendar year-end companies have until January 1, 2000, to adopt. Early application is encouraged, but only permitted as of the beginning of any fiscal quarter. Retroactive application to previous periods, even previous quarters within the same fiscal year, is not permitted. Southern does not currently have any derivative instruments.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Quarterly Report contains certain forward-looking statements regarding Southern's business plans and prospects, objectives, expansion projects, proposed capital expenditures and expected performance or results. These forward-looking statements are based on assumptions that Southern believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results and experience may differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Such statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

                           PART II. OTHER INFORMATION


Item 5.  Legal Proceedings

         As reported in Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1997, Tennessee Gas Pipeline Company ("Tennessee") had filed an application with the FERC seeking to have the exchange agreement between Southern and Tennessee, pursuant to which Southern delivers and receives gas to and from the Bear Creek Storage Field at no charge, converted into a standard transportation agreement by which Tennessee would charge Southern tariff rates for providing that service. In May 1998 the FERC denied Tennessee's application.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits1

Exhibit
Number            Exhibits


12*  Computation of Ratio of Earnings to Fixed Charges

27* Financial Data Schedules for the period ended June 30, 1998, filed electronically only

------------
*  Filed herewith


(b)      Reports on Form 8-K

         The Company did not file any report on Form 8-K during the quarter ended June 30, 1998.













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



Date:        August 13, 1998               By:    /s/ Thomas W. Barker, Jr.
       --------------------------                --------------------------
                                                 Thomas W. Barker, Jr.
                                                 Vice President-Finance




Date:        August 13, 1998               By:    /s/ Norman G. Holmes
       --------------------------                ---------------------
                                                 Norman G. Holmes
                                                 Vice President & Controller