Form 10-Q
period 1998-09-30
SOUTHERN NATURAL GAS CO
filed 1998-11-12
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1998

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

                         COMMON STOCK, $3.75 PAR VALUE:

                  1,000 SHARES OUTSTANDING ON OCTOBER 31, 1998

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.

PART I.       Financial Information

              Item 1.      Financial Statements

                           Condensed Consolidated Balance Sheets
                              (Unaudited)--September 30, 1998 and
                              December 31, 1997                                                                1

                           Condensed Consolidated Statements of Income
                              (Unaudited)--Three Months and Nine Months Ended
                              September 30, 1998 and 1997                                                      2

                           Condensed Consolidated Statements of Cash Flows
                              (Unaudited)--Nine Months Ended
                              September 30, 1998 and 1997                                                      3

                           Notes to Condensed Consolidated Financial
                              Statements (Unaudited)                                                           4 - 7

              Item 2.      Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                                                       8 - 15

PART II.      Other Information

              Item 6.      Exhibits and Reports on Form 8-K                                                   16

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,            December 31,
                                                                                    1998                     1997
                                                                                            (In Thousands)
                                     ASSETS
Current Assets:
    Cash                                                                           $      155                $    2,905
    Notes receivable from affiliates                                                   63,382                    89,277
    Accounts receivable                                                                65,885                    78,248
    Inventories                                                                        23,324                    21,529
    Gas imbalance receivables                                                           8,018                    13,493
    Other                                                                               2,743                     4,250
                                                                                   ----------                ----------
          Total Current Assets                                                        163,507                   209,702
                                                                                   ----------                ----------

Investments in Unconsolidated Affiliates and Other                                    184,733                    97,054
                                                                                   ----------                ----------

Plant, Property and Equipment                                                       2,605,474                 2,456,773
    Less accumulated depreciation and amortization                                  1,517,040                 1,497,827
                                                                                   ----------                ----------
                                                                                    1,088,434                   958,946
                                                                                   ----------                ----------

Deferred Charges and Other                                                            108,213                   120,629
                                                                                   ----------                ----------
                                                                                   $1,544,887                $1,386,331
                                                                                   ==========                ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Long-term debt due within one year                                             $    5,000                $    6,220
    Accounts payable                                                                   29,919                    49,364
    Accrued income taxes                                                                5,987                     4,078
    Other accrued taxes                                                                 9,047                     9,150
    Accrued interest                                                                   20,322                    20,028
    Gas imbalance payables                                                              8,350                    10,498
    Other                                                                               9,876                    10,493
                                                                                   ----------                ----------
          Total Current Liabilities                                                    88,501                   109,831
                                                                                   ----------                ----------

Long-Term Debt                                                                        500,000                   405,000
                                                                                   ----------                ----------

Deferred Credits and Other:
    Deferred income taxes                                                             155,801                   134,073
    Other                                                                              61,907                    85,734
                                                                                   ----------                ----------
                                                                                      217,708                   219,807
                                                                                   ----------                ----------

Commitments and Contingencies

Stockholder's Equity:
    Common stock and other capital                                                     79,722                    79,336
    Retained earnings                                                                 658,956                   572,357
                                                                                   ----------                ----------
          Total Stockholder's Equity                                                  738,678                   651,693
                                                                                   ----------                ----------

                                                                                   $1,544,887                $1,386,331
                                                                                   ==========                ==========


                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months                        Nine Months
                                                                    Ended September 30,                Ended September 30,
                                                              1998               1997           1998                1997
                                                                                     (In Thousands)
Revenues:
    Transportation and storage                                  $88,822          $87,675          $273,918         $268,389
    Other                                                         4,527            5,479            20,432           27,312
                                                                -------          -------          --------         --------
                                                                 93,349           93,154           294,350          295,701
                                                                -------          -------          --------         --------

Costs and Expenses:
    Operating and maintenance                                    21,054           20,440            59,649           60,241
    General and administrative                                   14,812           15,770            42,510           52,862
    Depreciation and amortization                                13,647           11,982            32,186           35,595
    Taxes, other than income                                      5,335            5,005            16,055           14,975
                                                                -------          -------          --------         --------
                                                                 54,848           53,197           150,400          163,673
                                                                -------          -------          --------         --------

Operating Income                                                 38,501           39,957           143,950          132,028

Other Income, Net:
    Equity in earnings of
       unconsolidated affiliates                                  5,938            2,716            15,675            8,113
    Other, net                                                    2,002              986             3,749            5,911
                                                                -------          -------          --------         --------
                                                                  7,940            3,702            19,424           14,024
                                                                -------          -------          --------         --------

Earnings Before Interest and Taxes                               46,441           43,659           163,374          146,052

Interest:
    Interest income, primarily
       from affiliates                                              269              326             2,838              515
    Interest expense                                             (9,210)          (7,151)          (27,485)         (21,525)
    Interest capitalized                                            850              462             1,816            1,318
                                                                -------          -------          --------         --------
                                                                 (8,091)          (6,363)          (22,831)         (19,692)
                                                                -------          -------          --------         --------

Income before Income Taxes                                       38,350           37,296           140,543          126,360

Income Tax Expense                                               14,599           14,206            53,944           48,582
                                                                -------          -------          --------         --------

Net Income                                                      $23,751          $23,090          $ 86,599         $ 77,778
                                                                =======          =======          ========         ========















                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Nine Months
                                                                                          Ended September 30,
                                                                                     1998                       1997
                                                                                             (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                      $  86,599                 $  77,778
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                32,186                    35,595
          Deferred income taxes                                                        21,676                    16,395
          Equity in earnings of unconsolidated
              affiliates, less distributions                                          (12,175)                   (3,613)
          Reserves for regulatory matters                                              (4,431)                   (9,905)
          Gas supply realignment costs                                                    792                     5,988
          Change in:
              Accounts receivable                                                      12,363                    12,741
              Inventories                                                              (1,795)                     (816)
              Accounts payable                                                        (19,446)                  (19,112)
              Accrued interest and income taxes, net                                    3,165                    (1,148)
              Other current assets and liabilities                                      3,153                    20,519
          Other                                                                       (13,558)                   (4,414)
              Net cash provided by operating
                 activities                                                           108,529                   130,008
                                                                                    ---------                 ---------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                          (160,297)                 (100,503)
    Notes receivable, primarily from affiliates                                        25,895                  (110,817)
    Investments in unconsolidated affiliates and other                                (70,657)                  (12,131)
                                                                                    ---------                 ---------
              Net cash used in investing activities                                  (205,059)                 (223,451)
                                                                                    ---------                 ---------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                          100,000                   100,000
    Payments of long-term debt                                                         (6,220)                   (5,960)
    Changes in short-term borrowings                                                     -                       (1,189)
                                                                                    ---------                 ---------
              Net cash provided by financing activities                                93,780                    92,851
                                                                                    ---------                 ---------

Net Decrease in Cash                                                                   (2,750)                     (592)

Cash at Beginning of Period                                                             2,905                     2,316
                                                                                    ---------                 ---------

Cash at End of Period                                                               $     155                 $   1,724
                                                                                    =========                 =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                            $  23,705                 $  20,715
    Income taxes paid, net                                                             29,119                    29,841








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

         During the first quarter of 1998, Southern recognized the effect of a change in salvage values, including reversal of excess depreciation expense, relating to certain fixed assets, primarily aircraft and vehicles. The change, which was to comply with recent Federal Energy Regulatory Commission (FERC) directives, increased net income for the nine-month period ended September 30, 1998, by $4.6 million. The effect of the change on the three-month period ended September 30, 1998, was not material.

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

2.       Unconsolidated Affiliates

         Southern  Natural  Gas owns a  one-third  interest  in Destin  Pipeline
Company, L.L.C. (Destin) and a subsidiary of Southern Natural Gas owns 50 percent of Bear Creek Storage Company, an underground gas storage company.

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                --------------------               -------------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                (In Thousands)

Revenues                                                    $8,882            $8,899          $26,732           $27,218
Expenses:
    Operating expenses                                       1,533             1,157            5,286             3,519
    Depreciation                                             1,361             1,358            4,080             4,072
    Other expenses, net                                      1,112             1,269            3,420             3,849
                                                            ------            ------          -------           -------

Income Reported                                             $4,876            $5,115          $13,946           $15,778
                                                            ======            ======          =======           =======


         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern Natural Gas in the ownership of Destin, a 1 billion-cubic-feet-per-day pipeline designed to transport natural gas from deep-water areas in the eastern Gulf of Mexico. Construction of the pipeline began in December 1997. Destin was partially completed and placed in service in September 1998, and is expected to be fully in service by January 1999. The FERC has approved two extensions of Destin for a total filed cost of an additional $56 million. The total cost of Destin is now estimated to be $446 million. Destin's pretax earnings of $10.1 million and $25.5 million for the three-month and nine-month periods ended September 30, 1998, and $.6 million and $.9 million for the three-month and nine-month periods ended September 30, 1997, primarily relate to the allowance for funds used during construction capitalized on its expenditures to date.

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

         Southern Natural Gas has short-term lines of credit of $50.0 million available through May 31, 1999. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At September 30, 1998, no amounts were outstanding under its agreement.

3.       Debt and Notes To and From Affiliates (Cont'd)

         In September 1998, Southern Natural Gas made a public offering of $100.0 million of its 6.125 percent Notes due September 15, 2008, at 99.531 percent to yield 6.189 percent. The net proceeds from the offering were initially loaned to Sonat to be later used for general corporate purposes, including capital expenditures.

4.       Rate Matters and Contingencies

         Periodically, Southern makes general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern provides reserves relating to such amounts collected subject to refund, as appropriate, and makes refunds upon establishment of the final rates. At September 30, 1998, Southern Natural Gas' rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement, and all revenue is based on the final settlement rates and therefore not collected subject to refund.

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

                                            September 30,           December 31,
                                                1998                    1997
                                                      (In Thousands)

 Regulatory Assets:
    SFAS No. 109 Tax Gross-Up                  $22,339                 $19,801
    Unrecovered Depreciation                    14,003                  13,853
    Work Force Reduction                         6,332                   8,608
    Charitable Donation                          7,220                   7,897
    Cash Out Differential                        6,496                  12,449
    Other                                        7,443                   8,398
                                               -------                 -------

                                               $63,833                 $71,006
                                               =======                 =======

 Regulatory Liabilities:
    Excess Deferred Taxes Due Customers        $ 4,124                 $ 5,291
                                               =======                 =======

         SFAS No. 109 tax gross-up is recorded pursuant to FERC policies allowing future recovery of taxes associated with the allowance for funds used during construction (AFUDC). Unrecovered depreciation represents amounts to be recovered in future rates pursuant to a 1992 FERC settlement. Cash out differential represents the amount of price differential cost associated with storage transactions recoverable pursuant to Southern Natural Gas' customer settlement. Excess deferred tax due customers represents amounts due customers pursuant to federal tax rate normalization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The principal business of Southern is the transmission and storage of natural gas in interstate commerce in the southeastern United States. Southern is actively pursuing opportunities to expand its pipeline system in its traditional market areas and to connect new gas supplies.

         In April 1997, units of Shell Oil Company and Amoco Corporation joined with Southern Natural Gas in the ownership of Destin, a 1 billion-cubic-feet-per-day pipeline designed to transport natural gas from deep-water areas in the eastern Gulf of Mexico. Southern Natural Gas has a one-third interest in this pipeline. Shell and Amoco have made substantial firm transportation commitments to this pipeline. Eight other shippers have also dedicated their production from certain leases in the eastern Gulf of Mexico to Destin for transportation and discussions are under way with other prospective shippers. Construction of the pipeline began in December 1997, and it was partially completed and in service in September 1998, and is expected to be fully in service by January 1999. In June 1998, the FERC approved Destin's application to extend its pipeline system approximately 14 miles to transport additional gas reserves committed to Destin's system. This extension is expected to be in service in late 1998. In July 1998 the FERC also approved another Destin application to extend its pipeline by approximately 31 miles to transport additional gas reserves committed to its system. This extension is expected to be in service in early 1999. The total capital expended by Destin is now estimated to be $446 million.

         Southern Natural Gas is moving forward on three expansions to northern Alabama, eastern Tennessee, and central Alabama that have a total filed capital cost of $126 million. The North Alabama expansion, which originally received FERC approval in May 1997, is now anticipated to go in service in the fall of 1999. Southern Natural Gas received FERC approval in October 1998 of an application that it had filed to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge, but the new route must still be approved by the U.S. Fish and Wildlife Service. The 122-mile expansion will provide 76 million-cubic-feet-per-day capacity to the participating customers. A second expansion to serve customers primarily in eastern Tennessee received FERC approval in April 1998 and was placed in service in November 1998. Southern Natural Gas has firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern Tennessee, Georgia and Alabama related to this expansion. The expansion in central Alabama received FERC approval in March 1998 and is also expected to go in service in November of 1998. This expansion will provide 34 million cubic feet per day of firm transportation to Alabama Power Company and two other customers.

         In December 1997, an affiliate of AGL Resources, Inc. and Southern Natural Gas formed a new entity, Etowah LNG Company, L.L.C. (Etowah LNG), to jointly construct, own and operate a new liquefied natural gas peaking facility in Polk County, Georgia. Peaking services provide supplemental gas supplies on days when demand is highest, typically during the winter. Under the agreement, AGL Resources and Southern Natural Gas each will own 50 percent of Etowah LNG, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company, and Southern Natural Gas' pipeline. Etowah LNG will provide natural gas storage and peaking services to Atlanta Gas Light and the city of Austell, Georgia. The new facility will cost approximately $90 million with 300 million cubic feet per day of deliverability capacity. Etowah LNG filed a certificate application with the FERC in April 1998. Subject to receiving timely FERC approval, construction will begin in early 1999 in order to provide peaking services during the 2001-02 winter heating season. The agreement for Etowah LNG to provide services to Atlanta Gas Light includes, however, a provision allowing Atlanta Gas Light to terminate the agreement in the event it does not receive, with respect to the agreement, a satisfactory order from the Georgia Public Service Commission (Georgia PSC). In September 1998 the Georgia PSC issued an order approving the agreement, but allowed for further review of it. In light of this order, the parties have agreed to extend the time period during which Atlanta Gas Light may terminate the agreement to December 15, 1998. If Atlanta Gas Light exercises its option to terminate its service agreement with Etowah LNG, the project would not go forward and Atlanta Gas Light would be obligated to reimburse Etowah LNG for all of its costs incurred in the project to date.

Operations

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                               ---------------------              --------------------
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues:
    Market transportation and
       storage                                             $77.7             $74.9           $239.1            $232.7
    Supply transportation                                   11.1              12.8             34.8              35.7
    Other                                                    4.6               5.4             20.5              27.3
                                                           -----             -----           ------            ------
       Total Revenues                                       93.4              93.1            294.4             295.7
                                                           -----             -----           ------            ------

Costs and Expenses:
    Operating and maintenance                               21.0              20.4             59.6              60.2
    General and administrative                              14.8              15.8             42.5              52.9
    Depreciation and amortization                           13.6              12.0             32.2              35.6
    Taxes, other than income                                 5.4               5.0             16.1              15.0
                                                           -----             -----           ------            ------
                                                            54.8              53.2            150.4             163.7
                                                           -----             -----           ------            ------

Operating Income                                            38.6              39.9            144.0             132.0
Other Income:
    Equity in earnings of
       unconsolidated affiliates                             6.0               2.7             15.7               8.1
    Other                                                    1.9               1.0              3.7               5.9
                                                           -----             -----           ------            ------
                                                             7.9               3.7             19.4              14.0
                                                           -----             -----           ------            ------

Earnings Before Interest and Taxes                         $46.5             $43.6           $163.4            $146.0
                                                           =====             =====           ======            ======

                                                                             (Billion Cubic Feet)
Volumes:
    Market transportation                                    140               133              462               439
    Supply transportation                                     85               109              283               289
                                                           -----             -----           ------            ------
       Total Volumes                                         225               242              745               728
                                                           =====             =====           ======            ======


Third Quarter 1998 to Third Quarter 1997 Analysis

         Earnings before interest and taxes (EBIT) for Southern was $46.5 million in the third quarter of 1998 compared with $43.6 million in the third quarter of 1997. The increase was primarily due to higher equity in earnings of Destin and an expansion placed in service, partially offset by higher depreciation expense.

         Market transportation revenues increased as a result of the recent expansions. Supply transportation revenues decreased due to a decrease in volumes as a result of hurricanes and tropical storms, and natural production declines taking place in certain Gulf of Mexico fields. General and administrative expense decreased primarily due to lower employee benefit expenses and stock-based compensation expense. Depreciation and amortization expense increased in the 1998 period due to plant additions and pursuant to a provision of the customer settlement allowing a deferral of depreciation on certain plant categories until March 1, 1998. That deferral is now being amortized.

         Equity in earnings of unconsolidated affiliates increased in 1998 due to earnings of Destin, primarily resulting from AFUDC capitalized. During the third quarter, construction of the offshore portion on the Destin Pipeline was completed, and it is currently transporting about 90 million cubic feet (MMcf) of natural gas per day. As additional reserves are connected during the fourth quarter, daily throughput is expected to exceed 200 MMcf per day by year end.

Nine Months 1998 to Nine Months 1997 Analysis

         EBIT was $163.4 million for the nine months ending September 30, 1998, compared with $146.0 million for the same 1997 period. The increase was primarily due to an expansion placed in service, lower expenses and increased earnings of Destin. Partially offsetting these increases was the net effect of reserve adjustments made in the 1997 and 1998 periods, which is discussed below.

         Market transportation revenues improved primarily due to a recent expansion. Other revenues decreased due to a favorable $10 million reserve adjustment in 1997 relating to Southern Natural Gas' obligation to pay royalty claims in connection with take-or-pay settlements entered into in the 1980's, offset partially by the reversal of the remaining $4.2 million of royalty reserves in 1998. Such reversal was made because management determined that the likelihood of Southern Natural Gas making any significant royalty payments as a result of its prior take-or-pay settlements was remote. General and administrative expenses decreased primarily due to lower employee benefit expenses, lower insurance expenses and lower stock-based compensation expense. Depreciation and amortization expense decreased primarily due to an adjustment of the salvage value on certain fixed assets (see Note 1 of the Notes to Condensed Consolidated Financial Statements). Increases due to plant additions and the amortization of the deferred depreciation pursuant to the customer settlement partially offset this decrease.

         Equity in earnings of unconsolidated affiliates increased in 1998 due to earnings of Destin, primarily resulting from AFUDC capitalized on its current construction costs. Other income was lower primarily due to the recognition of a gain on the termination of a forward rate agreement in the 1997 period.

Natural Gas Sales and Supply

         As a result of FERC Order No. 636, Southern Natural Gas terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination of the remaining supply contracts, Southern Natural Gas' remaining gas supply is sold on a month-to-month basis. Gas sales revenue and natural gas cost are included in other revenue.

         Southern Natural Gas' annual purchase commitments total less than $25 million per year for 1998 and subsequent years. Based on Southern Natural Gas' current expectations with respect to natural gas prices in 1998 and the years following, only an insignificant amount of gas volumes is expected to be at prices above market.

Rate Matters

         Under terms of a settlement approved by the FERC, all of Southern Natural Gas' previously pending rate proceedings and proceedings to recover gas supply realignment and other transition costs associated with the implementation of FERC Order No. 636 have been resolved. The settlement requires Southern Natural Gas to file a new rate case no later than September 1, 1999.



Other Income Statement Items

                                                               Three Months                         Nine Months
                                                            Ended September 30,                 Ended September 30,
                                                           1998             1997              1998              1997
                                                                                (In Millions)

Interest Expense, Net                                      $(8.1)            $(6.4)          $(22.8)           $(19.7)

         Net interest expense increased in both the three-month and nine-month periods of 1998 due to higher average debt levels and interest on taxes. Average interest rates on debt decreased slightly in both 1998 periods. In addition, the nine-month period of 1998 included higher interest income resulting from higher average loan balances to affiliates.

Income Tax Expense                                         $14.6             $14.2           $ 53.9            $ 48.6

         Income tax expense increased in the 1998 periods due to higher pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                                                    Nine Months
                                                                                                Ended September 30,
                                                                                              1998              1997
                                                                                                   (In Millions)

Operating Activities                                                                         $108.5           $ 130.0

         Cash flow from operations decreased $21.5 million compared to the 1997 period. The change in deferred taxes is primarily attributable to an increase in plant in service and the adjustment of the salvage value on certain fixed assets (see Note 1 of the Notes to Condensed Consolidated Financial Statements). Equity in earnings of unconsolidated affiliates increased due to higher earnings of Destin. The change in reserves for regulatory matters reflects the royalty reserve adjustments in 1998 and 1997, which were discussed earlier. The change in other current assets and liabilities primarily reflects the timing of certain tax payments and higher payments for storage replacement in 1998.


                                                                                                    Nine Months
                                                                                                Ended September 30,
                                                                                              1998              1997
                                                                                                   (In Millions)

Investing Activities                                                                        $(205.1)          $(223.5)

         Net cash used in investing activities was $18.4 million less in 1998 compared to 1997. The decrease was attributable to repayments to Southern Natural Gas of intercompany loans in the current period by Southern's parent, Sonat Inc. Sonat had borrowed funds from Southern Natural Gas in the prior period. Partially offsetting the change in intercompany loans were higher investments in unconsolidated affiliates, primarily for Destin, and higher capital expenditures related to Southern Natural Gas' expansion programs in 1998.

Financing Activities                                                                        $  93.8           $  92.9

     Net cash provided by financing activities was essentially unchanged in 1998 compared to the 1997 period. Southern Natural Gas borrowed $100 million in the public market in both periods.

Capital Resources

         At September 30, 1998, Southern Natural Gas had bank lines of credit with a total capacity of $50.0 million, all of which was available. Southern Natural Gas also has a shelf registration statement with the Securities and Exchange Commission which provides for the issuance of up to $500.0 million in debt securities of which $100.0 million has been issued.

         Southern's capital expenditures and other investing requirements for 1998 are budgeted to aggregate approximately $315 million. This amount reflects investments in unconsolidated affiliates, expansions and other projects.

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

         Southern has divided its Year 2000 project into assessment, implementation, testing, and contingency phases. During the assessment phase, Southern completed a comprehensive inventory of IT systems, embedded systems, equipment, computer hardware, and software that rely on a computer chip as well as service providers that could be impacted by the Year 2000 problem. For vendor supplied items, Southern has contacted its vendors seeking written verification of Year 2000 readiness. In addition, Southern is also communicating with its customers and business partners to determine the extent to which it is vulnerable to the failure of those third parties to remediate their Year 2000 issue.

         Southern is currently engaged in the implementation and testing phases of the Year 2000 project. The implementation phase includes completing the replacement of mainframe systems with Year 2000-compliant vendor packages on new client/server platforms and performing any required modifications and upgrades identified during the assessment phase. The testing phase involves testing systems for Year 2000 readiness. Southern is scheduled to have all critical systems tested, remediations plans defined, and corrective action underway by December 31, 1998. All remediation efforts are scheduled to be completed by June 30, 1999.

         Southern is also currently developing contingency plans as practicable for critical systems, service providers, and business partners. These plans involve developing contingencies for failures that may result from the Year 2000 problem. Southern is scheduled to have these plans completed by June 30, 1999. Southern has not completed analyzing worst case scenarios and therefore is not able to estimate potential lost revenue at this time.

         The estimated cost to Southern of the Year 2000 project for capital as well as general and administrative costs is expected to be $2.5 million to $5 million. As of September 30, 1998, Southern has incurred approximately $600,000 in Year 2000 project costs. Southern expects fund Year 2000 expenditures from normal operations.

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

         Important factors that could cause actual results to differ include the requirements to receive various governmental approvals to proceed with expansion projects at Southern, Destin, and Etowah, and unanticipated construction delays in connection with such projects. Realization of Southern's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of Southern's businesses, and changes in general economic conditions and the state of domestic capital markets. There can be no assurance that Destin will be able to timely connect new fields or that the production from those fields will allow it to meet its planned throughput objectives.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits1

Exhibit
Number                              Exhibits


12*       Computation of Ratio of Earnings to Fixed Charges

27* Financial Data Schedules for the period ended September 30, 1998, filed electronically only
------------
*  Filed herewith


(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K on September 17, 1998, reporting certain information under Item 5 with respect to the Grynberg complaint.

         The Company filed a Report on Form 8-K on September 24, 1998, reporting certain information under Item 5 with respect to the issuance and sale by the Company of $100,000,000 aggregate principal amount of 6.125% Notes due September 15, 2008, and furnished certain related exhibits under Item 7.

















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



Date:        November 12, 1998               By:    /s/ Thomas W. Barker, Jr.
       ----------------------------                --------------------------
                                                   Thomas W. Barker, Jr.
                                                   Vice President-Finance




Date:        November 12, 1998               By:    /s/ Norman G. Holmes
       ----------------------------                ---------------------
                                                   Norman G. Holmes
                                                   Vice President & Controller