Form 10-K405
period 1998-12-31
SOUTHERN NATURAL GAS CO
filed 1999-03-24
CIK 92232

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

        For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS OF JANUARY 31, 1999 -- NONE (ALL VOTING STOCK OF THE REGISTRANT IS HELD BY ITS PARENT COMPANY, SONAT INC.)
                  NUMBER OF SHARES OF COMMON STOCK, $3.75 PAR
                VALUE, OUTSTANDING ON JANUARY 31, 1999 -- 1,000

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

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                          INDEX TO REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                             PAGE
                                                                           --------
PART I

Item 1.      Business....................................................       I-1
             Sea Robin Pipeline Company..................................       I-1
             South Georgia Natural Gas Company...........................       I-1
             Destin Pipeline Company, L.L.C. ............................       I-1
             Etowah LNG Company, L.L.C. .................................       I-2
             Southern LNG Inc. ..........................................       I-2
             Markets -- Transportation...................................       I-2
             Markets -- System Expansions................................       I-4
             Gas Sales and Supplies......................................       I-6
             Rate and Regulatory Proceedings.............................       I-6
             Storage Fields..............................................       I-7
             Competition and Current Business Conditions.................       I-7
             Government Regulations......................................       I-9
             Environmental Matters.......................................       I-9
             Year 2000 Project...........................................       I-9
             Cautionary Statement Concerning Forward-Looking
               Statements................................................      I-10
Item 2.      Properties..................................................      I-10
Item 3.      Legal Proceedings...........................................      I-10
Item 4.      Submission of Matters to a Vote of Security Holders.........  Omitted*

PART II

Item 5.      Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................      II-1
Item 6.      Selected Financial Data.....................................      II-1
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................      II-1
Item 7 A.    Quantitative and Qualitative Disclosures About Market
               Risk......................................................      II-6
Item 8.      Financial Statements and Supplementary Data.................     II-10
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................     II-29

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

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.......................................................      IV-1

---------------

* Item Nos. 4, 10, 11, 12 and 13 have been omitted in reliance upon General Instruction I(1) and (2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     The principal business of Southern Natural Gas Company ("Southern" or the "Company"), which is a wholly owned subsidiary of Sonat Inc. ("Sonat"), is the transmission and storage of natural gas in interstate commerce. Southern owns approximately 7,300 miles of interstate natural gas pipelines. Southern's interstate pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama, and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. Southern is the principal pipeline supplier to the growing Southeastern markets of Alabama and Georgia. Southern's interstate pipeline system has a certificated daily delivery capacity of 2.5 billion cubic feet ("Bcf") of natural gas. A map of Southern's pipeline system, including pipelines of its subsidiaries appears on page I-8.

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

     At March 1, 1999, Southern and its subsidiaries employed approximately 770 people.

     Southern's principal executive offices are located at 1900 Fifth Avenue North, AmSouth-Sonat Tower, Birmingham, Alabama 35203, and its telephone number is (205) 325-7410.

SEA ROBIN PIPELINE COMPANY

     Sea Robin Pipeline Company ("Sea Robin"), a wholly owned subsidiary of Southern, owns an approximately 430-mile interstate natural gas pipeline system located in the Gulf of Mexico. Sea Robin gathers natural gas and condensate for others and delivers those products to shore for condensate removal and gas processing and redelivery to one independent storage company and five downstream transmission pipelines, including Southern. See the system map on page I-8. Sea Robin transported approximately 238 Bcf of natural gas in 1998 compared to 278 Bcf in 1997. These Sea Robin volumes are included within the Southern transportation volumes discussed below.

SOUTH GEORGIA NATURAL GAS COMPANY

     South Georgia Natural Gas Company ("South Georgia"), a wholly owned subsidiary of Southern, owns an approximately 910-mile interstate natural gas transmission system located in eastern Alabama, southern Georgia, and the Florida Panhandle. See the system map on page I-8. South Georgia transported approximately 39 Bcf of natural gas in 1998 compared to 38 Bcf in 1997. These South Georgia volumes are included within the Southern transportation volumes discussed below.

DESTIN PIPELINE COMPANY, L.L.C.

     Destin Pipeline Company, L.L.C. ("Destin"), is owned one-third each by Southern and subsidiaries of Shell Oil Company ("Shell") and BP Amoco Corporation ("BP Amoco"). Destin owns a 223-mile interstate pipeline system that transports natural gas from the growing eastern Gulf of Mexico production area, with an additional 31-mile extension scheduled to go in service in the second quarter of 1999. Destin's pipeline system extends northward into Mississippi, where it connects with five other interstate pipelines, including Southern. See the system map on page I-8. The pipeline has a firm daily delivery capacity of
1.0 Bcf of natural gas. Southern is the operator of the system. Destin's pipeline system was partially completed and in service in September 1998 and was fully in service in March 1999. As of March 1999, the total capital to be expended by

Destin is estimated to be $475 million, including two substantial extensions of the original mainline system that were constructed in late 1998 and early 1999.

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

     Shell, BP Amoco, and other shippers have dedicated their production from certain leases in the Eastern Gulf of Mexico to Destin for transportation under Destin's flexible firm rate schedule. Discussions are underway with other prospective shippers.

ETOWAH LNG COMPANY, L.L.C.

     In December 1997 an affiliate of AGL Resources, Inc., an unaffiliated company ("AGL Resources"), and Southern formed a new entity, Etowah LNG Company, L.L.C. ("Etowah"), to jointly construct, own, and operate a new liquefied natural gas ("LNG") peaking facility in Polk County, Georgia. Peaking services provide supplemental gas supplies on days when demand is highest, typically during the winter. Under the agreement, AGL Resources and Southern each will own 50 percent of Etowah, which will be regulated by the FERC. The proposed plant will connect directly into AGL Resources' principal natural gas distribution subsidiary, Atlanta Gas Light Company ("AGLC"), and Southern's pipeline. Etowah will provide natural gas storage and peaking services to AGLC and the city of Austell, Georgia. The new facility will cost approximately $90 million. AGLC has subscribed for 200 MMcf per day of deliverability capacity from Etowah, which represents two-thirds of its anticipated available capacity, for a term of 20 years. The agreement for Etowah to provide services to AGLC includes, however, provisions allowing AGLC to terminate the agreement in the event it does not receive, with respect to the agreement, a satisfactory order from the Georgia Public Service Commission ("Georgia PSC") or if AGLC determines it should not proceed with the agreement. In September 1998 the Georgia PSC issued an order approving the agreement, but allowed for further review of it. The parties extended the time period during which AGLC may terminate the agreement. AGLC has advised Southern that it is reevaluating the timing and extent of its needs for firm peaking services and will advise Southern whether it will proceed with this project during the third quarter of 1999. If AGLC exercises its option to terminate its service agreement with Etowah, the project would not go forward and AGLC would be obligated to reimburse Etowah for all of its costs incurred in the project.

SOUTHERN LNG INC.

     Southern LNG Inc. ("Southern LNG"), formerly known as Southern Energy Company, a wholly owned subsidiary of Southern, owns an LNG receiving and regasification terminal near Savannah, Georgia, which was constructed for a project, now terminated, to import LNG from Algeria. The terminal has been inactive since the early 1980s. In 1992 the FERC approved a settlement relating to Southern LNG's facilities. The settlement resolved a number of outstanding rate and accounting issues. Southern LNG must determine by the end of 1999, however, whether to file with the FERC to abandon its facility. If it abandons the facility, Southern LNG would nevertheless be allowed to recover most of its remaining investment in the facility pursuant to the settlement.

MARKETS -- TRANSPORTATION

     Southern and its subsidiaries provide natural gas transportation services for their distribution customers, primarily for residential and commercial end use, industrial customers, electric generation companies, gas producers, other gas pipelines, and gas marketing and trading companies. Southern provides transportation service in both its gas supply and market areas. The principal industries served directly by Southern's pipeline systems and indirectly through their customers' distribution systems include the electric generation, fertilizer, chemical, pulp and paper, textile, primary metals, stone, clay, and glass industries.

     Transportation volumes in 1998 for Southern and all of its subsidiaries were 984 Bcf, compared with transportation volumes in 1997 of 1,007 Bcf. Sales to distribution customers, including municipalities and gas districts, accounted for most of 1998 sales of 12 Bcf and 1997 sales of 65 Bcf. In each of 1998 and 1997, the volumes associated with the 1998 and 1997 sales are not accounted for as sales volumes, but rather are included in transportation volumes because all sales are made at the receipt points where the gas enters Southern's pipeline system.

     Southern and its subsidiaries' pipelines provide transportation service under rate schedules that are subject to FERC regulatory authority. Rates for transportation service depend on whether service is on a firm or interruptible basis and the location of the service on Southern's pipeline system. Firm service is transportation service for which the shipper pays a fixed monthly fee to reserve capacity in the pipeline system (the "Reservation Fee"). The shipper may not use this capacity it has reserved at all times, but the firm transportation customers of Southern (with the exception of certain small customers) must pay the monthly Reservation Fee regardless of the volumes shipped. Shippers are able to resell their unused firm capacity pursuant to FERC rules and regulations. Interruptible service is only available when pipeline capacity is available and may be interrupted by the pipeline as needed when use of the pipeline is at its greatest, typically during winter periods. For most pipelines, including Southern, FERC requires a rate design, known as straight-fixed-variable ("SFV"), that is designed to allow pipelines to recover substantially all of their fixed costs, a return on their equity investment in facilities, and income taxes in the Reservation Fee. Pipelines charge transportation rates for interruptible service for actual volumes transported. Rates for transportation service are discounted by Southern in individual instances to respond to competition in the markets they serve.

     Southern's contracts to provide firm transportation service for their customers are for varying amounts and periods of time. The following chart describes the expiration dates and amounts of service covered under the various firm transportation agreements of Southern with their firm transportation customers.

                              EXPIRATION DATES OF
                    SOUTHERN'S FIRM TRANSPORTATION CONTRACTS

YEAR                                                            MCF/D
----                                                          ---------
1999........................................................    162,022
2000........................................................    190,433
2001........................................................     21,994
2002........................................................    771,125
2003........................................................    281,341
2004........................................................     35,504
2005........................................................    165,198
2006........................................................     45,108
2007........................................................    309,523
2008........................................................    356,254
2009........................................................     13,000
Beyond 2009.................................................     98,783
                                                              ---------
          Total.............................................  2,450,285
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

     Transportation capacity reservation fees to Southern from AGLC and its subsidiary, Chattanooga Gas Company, accounted for approximately 34 percent of Southern's 1998 consolidated revenues. Reservation fees to Southern from Alabama Gas Corporation accounted for approximately 12 percent of Southern's 1998 consolidated revenues. No other customer accounted for as much as ten percent of Southern's consolidated revenues for 1998.

     Southern and its subsidiaries' pipelines hold easements acquired through either purchase or condemnation for all of their pipeline rights-of-way. Such easements remain valid until the pipeline traversing it is abandoned. Each company has the power to eminent domain if needed in connection with acquiring additional rights-of-way for expansion projects.

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

     Demand for natural gas in the six Southeastern states that comprise Southern's principal market area, Alabama, Florida, Georgia, Mississippi, South Carolina, and Tennessee, has grown at an annual average rate of 3.5 percent in the last ten years, compared to the national annual average growth rate for gas demand of 2.6 percent during such period.

     In November 1998 Southern placed in service an expansion to its pipeline system that will serve firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern Tennessee, Georgia, and Alabama. Another expansion to North Alabama, which originally received FERC approval in May 1997, has now received the necessary FERC and other regulatory authorizations to change the route of the pipeline as it crosses the Wheeler National Wildlife Refuge, although the certificate order from the FERC is on appeal for judicial review and the permit from the U.S. Fish & Wildlife Service is on administrative appeal. Barring further unforeseen delays, it is expected that the pipeline will be completed and ready for service for the 1999-2000 winter heating season. The 122-mile expansion will provide 78 million cubic-feet-per-day capacity to the participating customers.

     In addition to the general growth in gas demand throughout the Southeast, the use of natural gas to generate electric power represents a significant growth prospect in the market areas of Southern. Since 1994, electric utilities served by Southern have added 23 gas-fired combustion turbine generation units with generating capacity of 1,980 megawatts. These units, which have consumed in excess of 200 MMcf of natural gas on a peak day, are used primarily to meet the utilities' peak generation loads in the summer and winter months.

     In late 1998 Southern completed a $10 million, 34 million cubic-feet-per-day expansion in Alabama that primarily provides firm service to a 100-megawatt base load gas-fired electric generation plant operated by Alabama Power Company, a subsidiary of Southern Company. Units of Southern Company had previously installed 19 natural gas-fired peaking turbines that are served by Southern's pipeline, but this is the first natural gas-fired electric generation facility in Southern's market designed for year-round use.

     On March 3, 1999, Carolina Power & Light Company ("CP&L") and Southern announced plans to form a 50/50 joint venture to construct, own, and operate a 175-mile, 30-inch, natural gas pipeline from the terminus of Southern's pipeline system in Aiken, South Carolina, to an interconnect with the pipeline system of North Carolina Natural Gas Corporation ("NCNG") in Robeson County, North Carolina. The new

Palmetto Interstate Pipeline ("Palmetto") will provide a significant interstate natural gas pipeline connection in eastern North Carolina.

     Palmetto has a planned initial capacity of 200 million to 300 million cubic feet of natural gas per day and will be expanded to accommodate future growth. CP&L plans to subscribe for a substantial portion of the capacity in Palmetto to fuel new electric generation being developed for its customers in the Carolinas, with the remainder to be used to increase the region's natural gas availability. An open season will start soon for customers to subscribe to firm capacity on the pipeline. Depending upon the resulting firm subscription, the capital cost for Palmetto is expected to be $200 million to $250 million.

     The proposed schedule calls for the new pipeline to be operational in April 2002. Construction is scheduled to begin in the summer of 2001, following the completion of engineering and environmental preparation and federal and state permitting. The exact route of the pipeline has not yet been determined, but the pipeline route likely will cross portions of Aiken, Lexington, Richland, Sumter, Lee, Darlington, Marlboro, and Dillon counties in South Carolina and Robeson County, North Carolina. A detailed environmental analysis is under way to establish the most environmentally sound path.

     As part of the project Southern will undertake a major expansion of its existing interstate pipeline system, consisting of extensive pipeline looping and additional compression at points from Mississippi to Aiken. The extent of Southern's pipeline expansion, which is expected to cost in excess of $200 million, will depend on capacity requirements. This expansion will provide significant rate and operational benefits to Southern's existing customers.

     CP&L is considering sites in North Carolina and northeastern South Carolina for new electric generation to be fueled by the new pipeline. CP&L plans to build about 4,000 megawatts of natural gas-fueled generation by 2007. Some of the new electric generation will be served in conjunction with NCNG, a natural gas distribution company headquartered in Fayetteville, North Carolina, which owns natural gas pipelines that currently serve eastern North Carolina. CP&L is in the process of acquiring NCNG.

     The construction of Palmetto and expansion of the Southern system require approval by the FERC as well as other federal and state agencies and is likely to be challenged on both environmental grounds and economic grounds by certain of its competitors, environmental groups, or landowners. Construction is also subject to execution of definitive agreements between CP&L and Southern.

     Another growth area for Southern's pipeline business is in expanding production area pipeline capacity to receive and transport projected increases in gas production from the Gulf of Mexico, driven by deep water developments. In March 1997 Southern placed in service a $14 million expansion project that allows producers to transport, under 10-year contracts, 140 MMcf per day of natural gas from offshore Louisiana to interconnections between Southern and other pipelines in South Louisiana. In addition, as described above, the initial construction of the Destin pipeline system has been completed. Destin, which connects with five interstate pipelines in Mississippi, including Southern, enables producers to deliver gas from the eastern deepwater Gulf of Mexico to interstate markets. In June 1998 the FERC approved Destin's application to extend its pipeline system approximately 12 miles to transport additional gas reserves committed by other producers to Destin's system. This extension was partially completed and in service in December 1998 and was placed fully in service in January 1999. In July 1998 the FERC also approved another Destin application to extend its pipeline by approximately 31 miles to transport additional gas reserves committed by other producers to Destin's system. This extension is expected to be in service in the second quarter of 1999.

     Under FERC regulations, a pipeline is allowed to charge rates that are designed to recover fully its cost of providing service to the pipeline's customers, including a reasonable rate of return on its investment in the facilities it uses to provide its service, which is referred to as the rate base of the pipeline. The allowed rate of return includes both a cost of debt component and a return on equity component. The cumulative effect of capital investment required to serve the existing and pending projects in the three growth segments of Southern's pipeline business described above -- market area, electric generation, and production area demand -- together with capital investment for necessary pipeline repair and replacements, has resulted in the growth in rate base for Southern's pipeline businesses as shown in the table below.

                       RATE BASE (IN MILLIONS OF DOLLARS)

YEAR                                                SOUTHERN AND SUBSIDIARIES(1)
----                                                ----------------------------
1994..............................................             $  735
1995..............................................                735
1996..............................................                768
1997..............................................                843
1998..............................................              1,146
1999 (Estimated)..................................              1,329
2000 (Estimated)..................................              1,334

---------------

(1) Includes rate bases of Destin, Etowah, and other joint ventures attributable to Southern's ownership interests.

     The amounts estimated for 1999 and 2000 in the foregoing table include (i) currently planned capital expenditures for those years for maintenance, repair, and replacement of the pipeline system, (ii) projects that have received FERC approval and are currently under construction, and (iii) projects that have been agreed to but for which FERC approval has not yet been obtained. The above numbers include no amounts for Palmetto or for the related expansion capital to be spent by Southern. No assurance can be given that such projects, which are subject to protest by customers, competitors, the staff of the FERC, and other interested parties, such as environmental groups and landowners, will be approved by the FERC or, if approved, that such construction will not be delayed for environmental, weather, or other reasons. A pipeline cannot reflect a change in its rate base in its rates until it files a new rate case and a pipeline's rate of return is subject to change every time it files a new rate case. Consequently, there can also be no assurance that the rate of return a pipeline is permitted by the FERC to earn on its rate base in the future will be equal to the returns effectively earned in the past. Thus, the changes in rate base projected above do not necessarily equate to an expected change in earnings.

GAS SALES AND SUPPLIES

     As a result of its restructuring pursuant to FERC directive, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. At December 31, 1998, Southern had five remaining long-term gas supply contracts. Pending the termination or expiration of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Except for such sales, Southern's participation in gas supply activities will be limited to the purchase and sale of volumes of gas from time to time as may be required for system management purposes.

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

     At December 31, 1998, Southern's currently effective rates are established by a settlement that was approved by a FERC order issued in 1995, which order is now final and nonappealable. All of Southern's customers are parties to the settlement. Under the terms of the settlement, Southern is required to file a new rate case no later than September 1, 1999, to become effective, after normal suspension by the FERC, by March 1, 2000

STORAGE FIELDS

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

COMPETITION AND CURRENT BUSINESS CONDITIONS

     The natural gas transmission industry, although regulated, is very competitive. Customers purchase gas supply from producers and gas marketing companies in unregulated transactions and contract with Southern for transportation and storage services to deliver such gas supply to their markets. Southern's three largest customers are each able to obtain a significant portion of their natural gas requirements through transportation by other pipelines. In addition, Southern competes with several pipelines for the transportation and storage business of many of its other customers. The competition with such pipelines is intense, and Southern must at times discount their transportation rates in order to maintain market share and revenues.

     Natural gas is sold in competition principally with fuel oil, coal, liquefied petroleum gases, electricity, and heavy crude oil. An important consideration in the markets of Southern is the ability of natural gas to compete with alternate fuels, which are fuels to which a potential end user of gas may switch depending on the price of the fuel and other factors. Residual fuel oil, the principal competitive alternate fuel in the market area of Southern, has been at certain times in the past, and may be at times in the future, priced at or below the comparable price of natural gas in industrial and electric generation markets. Some parts of Southern's market area are also served by one or more other pipeline systems that can provide transportation service in competition with Southern.

     As described above, for most pipelines the FERC requires the SFV rate design that permits pipelines to recover substantially all of their fixed costs, a return on equity, and income taxes in the capacity reservation component of their rates. The firm transportation customers of Southern (with the exception of certain small customers) must pay these reservation charges regardless of the volumes shipped. Accordingly, the SFV rate design should result in relative stability in the revenues, earnings, and cash flows of interstate pipelines, including Southern, compared to other rate design methodologies. There can be no assurance, however, that the existing customers of Southern will extend their firm service agreements at the same levels when their current service agreements expire. As described above, Destin's rates are designed to recover all of its fixed and variable costs, including a return on equity and income taxes, through a volumetric rate design. In order to receive firm service at a volumetric rate, Destin's customers must commit to Destin all of their gas production from certain specified areas. Sea Robin's customers principally subscribe for interruptible service, so its revenues are highly dependent on the volumes of gas it transports.

                           SOUTHERN PIPELINE SYSTEMS
                        (SOUTHERN PIPELINE SYSTEMS MAP)

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

     The FERC regulates rates for the transportation of natural gas in interstate commerce. As necessary, Southern and its interstate transmission subsidiaries file with the FERC applications for changes in their transportation rates and charges designed to allow them to recover fully their costs of providing such service to their customers, including a reasonable rate of return on their investment in facilities. These rates are normally allowed to become effective, subject to refund, until such time as the FERC rules on the actual level of rates. See "Rate and Regulatory Proceedings" above.

     In July 1998 FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it seeks comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. Among other things, the NOPR proposes the following: (i) removing the price cap for the short-term capacity market; (ii) establishing procedures to make pipeline and shipper-owned capacity more comparable; (iii) auctioning all available short-term pipeline capacity on a daily basis with the pipeline unable to set a reserve price above variable costs; (iv) changing policies on pipeline penalties, nomination procedures, and services; (v) permitting the negotiation of terms and conditions of service; and (vi) potentially modifying the procedures for certificating new pipeline construction. Also in July 1998 FERC issued a Notice of Inquiry ("NOI") seeking comments on FERC's policy for pricing long-term capacity. Comments on the NOPR and NOI are due in April 1999. It is unclear when and what action, if any, FERC will take in connection with the NOPR and NOI and the comments received in response to them, but the resulting regulatory changes could have a significant impact on the businesses of Southern and its natural gas transmission subsidiaries.

     Southern and its natural gas transmission subsidiaries are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which regulates pipeline and LNG plant safety requirements, and to the National Environmental Policy Act and other environmental legislation. Each of them has a continuing program of inspection designed to keep all of their facilities in compliance with pollution control and pipeline safety requirements and believe that they are in substantial compliance with applicable requirements. Southern's capital expenditures to comply with environmental and pipeline safety regulations were approximately $23 million in 1998 and $23 million in 1997. Southern anticipates that such expenditures will be approximately $4 million in 1999.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This report, including the information incorporated by reference herein, contains forward-looking statements regarding the Company's business plans and prospects, objectives, future drilling plans, expansion projects, proposed capital expenditures, and expected performance or results. These forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results may differ materially from those expressed in such forward-looking statements. Such statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Important factors that could cause actual results to differ include changes in oil and gas prices and underlying demand, which would affect profitability and might cause the Company to alter its plans; the success of the Company's internal cost reduction activities; and the requirements to receive various governmental approvals to proceed with pipeline and storage projects, and unanticipated construction delays in connection with such projects. Realization of the Company's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of the Company's businesses, and changes in general economic conditions and the state of domestic capital markets.

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

     Aline Moye v. Exxon Corporation, et al., CV No. 98-20, is a class action lawsuit filed in state court in Monroe County, Alabama in January 1998 on behalf of royalty owners in the Big Escambia Creek Gas Field ("Field") in Alabama, against Exxon Corporation, a gas producer in the Field, Southern, which purchased or transported gas from the Field, and five other named defendants, alleging that the methods used by the defendants to measure the heating content and volume of natural gas produced from the Field have caused the producer(s) of this gas to underpay royalties owed to the royalty owners. The complaint seeks recovery of actual damages based upon the allegedly unpaid royalties as well as punitive damages, the amount of which are not specified in the complaint. Although it cannot predict the outcome, Southern believes that the methods of measurement were appropriate and intends to defend the suit vigorously.

     United States of America ex rel. Jack J. Grynberg v. Southern Natural Gas Company, et al., U.S. District Court, E.D. La., CV No. 97-2087. Southern received a letter from the United States Department of Justice on August 31, 1998, enclosing a copy of a complaint that was filed, but not served, by Jack J. Grynberg in 1997 against Southern, its wholly owned subsidiary, Sea Robin, and a number of affiliated companies in the United States District Court for the Eastern District of Louisiana. Grynberg filed the suit on behalf of the United States Government under 31 U.S.C. sec.3729, et seq., commonly known as the False Claims Act, alleging that the methods used by the defendants to measure the heating content and volume of gas purchased or transported by them have caused producers of natural gas to underpay royalties owed by the producers to the United States. The complaint also alleges that the defendants deprived the United States of appropriate royalties by selling gas to affiliated companies at artificially low prices, which were the basis for payment of royalties to the United States, and that the affiliates resold the gas to third parties at higher prices. The complaint seeks recovery of actual damages based upon the unpaid royalties owed, the amount of which is not specified in the complaint. Such damages may be trebled under the False Claims Act. The Complaint is similar to 76 other complaints that Grynberg has filed in various federal district courts against virtually every firm that has purchased gas from federal leases in the past ten years.

     The complaint makes allegations similar to those in a 1995 complaint that Grynberg filed under the False Claims Act against Southern, Sea Robin, and 68 other defendants in the United States District Court for the District of Columbia, which was dismissed on procedural grounds. The Justice Department has requested Southern and the defendants in the other 76 cases to address the allegations in the complaints in order for the Justice Department to determine whether to intervene and take over the cases as provided by the False Claims Act, which Southern and the other defendants have done. Southern believes that its and Sea Robin's measurement practices conformed to Department of Interior regulations, industry standards, and the terms of the applicable tariffs, which are filed with the FERC. Southern also believes that the prices its affiliates paid were equal to the prices paid in comparable arms-length transactions and are in compliance with applicable Department of Interior regulations. As a result, Southern believes that it and its affiliates have meritorious defenses to the complaint and intends to defend the suit vigorously whenever it is served and the suit goes forward.

     Southern Natural Gas Company v. O. D. Chafin, et al., Circuit Court of Cullman County, CV No. 96-217. Southern initiated a proceeding in 1996 to obtain a right-of-entry to the subject property in order to perform pipeline surveys. In September 1997, Chafin, et al., filed a class-action counterclaim against Southern that seeks (i) to keep any condemnation action in state court (Southern had filed condemnation actions in federal court), (ii) to enjoin construction of the North Alabama pipeline project, and (iii) unspecified compensatory and punitive damages. Chafin, et al. also filed a motion for conditional class certification, which the Court granted ex parte. In October 1997, Southern filed to dismiss the counterclaim and to reconsider the class certification. The court did not rule on Southern's motion, but placed the case on its administrative (inactive) docket, where it remains. Southern believes that it is procedurally incorrect for a counterclaim to be filed to a right-of-entry action and that Southern has meritorious defenses to the counterclaim and class certification. Since the filing of the motion for conditional class certification, the Alabama Supreme Court has decided several cases that would prevent the type of ex parte action taken by the Cullman County Circuit Court.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     All of the common stock of Southern Natural Gas Company is held by its parent company, Sonat Inc. (see Note 12 of the Notes to Consolidated Financial Statements); accordingly, there is no market for the stock. No dividends were paid in either 1998 or 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected consolidated financial data for Southern Natural Gas Company and its subsidiaries is shown below:

                                                               YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1998       1997       1996       1995       1994
                                                 --------   --------   --------   --------   --------
                                                                    (IN MILLIONS)
Revenues.......................................  $  394.2   $  393.3   $  398.8   $  412.3   $  381.8
Costs and Expenses.............................     209.0      214.4      232.9      253.2      289.0
                                                 --------   --------   --------   --------   --------
Operating Income...............................     185.2      178.9      165.9      159.1       92.8
Other Income, Net..............................      24.8       18.9       16.3       10.0        9.5
                                                 --------   --------   --------   --------   --------
Earnings Before Interest and Taxes.............     210.0      197.8      182.2      169.1      102.3
Interest Expense, Net..........................     (31.9)     (26.3)     (32.0)     (35.0)     (26.2)
                                                 --------   --------   --------   --------   --------
Income Before Income Taxes.....................     178.1      171.5      150.2      134.1       76.1
Income Taxes...................................      68.4       66.1       57.6       51.6       28.3
                                                 --------   --------   --------   --------   --------
  Net Income(1)(2).............................  $  109.7   $  105.4   $   92.6   $   82.5   $   47.8
                                                 ========   ========   ========   ========   ========
Assets.........................................  $1,566.1   $1,386.3   $1,231.1   $1,437.7   $1,375.2
                                                 ========   ========   ========   ========   ========
Debt Maturing Within One Year..................  $    5.0   $    6.2   $    8.2   $   21.9   $    7.0
Long-Term Debt.................................     500.0      405.0      310.5      317.6      323.9
Stockholder's Equity...........................     761.7      651.7      567.2      574.1      519.2
                                                 --------   --------   --------   --------   --------
Total Capitalization...........................  $1,266.7   $1,062.9   $  885.9   $  913.6   $  850.1
                                                 ========   ========   ========   ========   ========

---------------

(1) Net income in 1995 includes a loss of $6.8 million on unrecoverable gas contract realignment costs at Southern Natural Gas.
(2) Net income in 1994 includes a charge of $16.6 million related to Southern Natural Gas' Customer Settlement and gas supply realignment costs (GSR) and $20.6 million related to a reduction in work force and other matters.

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

     In April 1997, units of Shell Oil Company (Shell) and BP Amoco Corporation (BP Amoco) joined with Southern Natural Gas in the ownership of Destin Pipeline Company L.L.C. (Destin), a 1 billion-cubic-feet-per-day pipeline designed to transport natural gas from growing production areas in the eastern Gulf of Mexico. Southern Natural Gas has a one-third interest in this pipeline. Shell, BP Amoco, and other shippers have dedicated their production from certain leases in the eastern Gulf of Mexico to Destin for transportation under Destin's flexible firm rate schedule. Construction of the pipeline began in December 1997. The pipeline was partially completed and in service in September 1998, and was fully in service in March 1999. In June 1998, the Federal Energy Regulatory Commission (FERC) approved Destin's application to extend its pipeline system approximately 12 miles to transport additional gas reserves committed by other producers to Destin's system. This extension was partially completed and in service in December 1998 and was placed fully in service in January 1999. In July 1998, the FERC also approved another Destin application to extend its pipeline by approximately 31 miles to transport additional gas reserves committed by other producers to Destin's system. This extension is expected to be in service in the second quarter of 1999. As of March 1999, the total capital to be expended by Destin is estimated to be $475 million.

     Southern Natural Gas placed in service two expansions to its pipeline system during 1998 and expects to place a 122-mile, 78 million-cubic-foot-per-day expansion to North Alabama in service this year barring further unforeseen delays. The two expansions placed in service during 1998 include firm transportation commitments totaling 65 million cubic feet of natural gas per day from customers in eastern Tennessee, Georgia and Alabama and 34 million cubic feet per day from Alabama Power Company and two other customers.

OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Revenues:
  Market transportation and storage.........................  $326.0   $313.2   $323.2
  Supply transportation.....................................    43.3     48.5     46.6
  Other.....................................................    24.9     31.6     29.0
                                                              ------   ------   ------
          Total Revenues....................................   394.2    393.3    398.8
                                                              ------   ------   ------
Costs and Expenses:
  Operating and maintenance.................................    84.4     75.4     74.9
  General and administrative................................    57.0     71.3     91.6
  Depreciation and amortization.............................    46.3     47.8     48.3
  Taxes, other than income..................................    21.3     19.9     18.1
                                                              ------   ------   ------
                                                               209.0    214.4    232.9
                                                              ------   ------   ------
Operating Income............................................   185.2    178.9    165.9
Other Income:
  Equity in earnings of unconsolidated affiliates...........    19.7     11.8      9.6
  Other.....................................................     5.1      7.1      6.7
                                                              ------   ------   ------
                                                                24.8     18.9     16.3
                                                              ------   ------   ------
Earnings Before Interest and Taxes..........................  $210.0   $197.8   $182.2
                                                              ======   ======   ======

                                                                (BILLION CUBIC FEET)
Volumes:
  Market transportation.....................................     612      611      630
  Supply transportation.....................................     372      396      315
  Intrastate (1)............................................      --       --       38
                                                              ------   ------   ------
          Total Volumes.....................................     984    1,007      983
                                                              ======   ======   ======
  Transition gas sales......................................      12       65       69
                                                              ======   ======   ======

---------------

(1) Southern's investment in Sonat Intrastate-Alabama Inc., a small intrastate pipeline subsidiary, was transferred to Sonat Inc. on January 1, 1997.

     1998 Versus 1997. Earnings before interest and taxes (EBIT) was $210.0 million in 1998 compared with $197.8 million in 1997. EBIT improved primarily due to lower general and administrative expenses and higher equity in earnings of unconsolidated affiliates. System expansions also increased operating results, partly offset by declining results at Sea Robin Pipeline Company (Sea Robin) as a result of lower interruptible throughput.

     The market transportation and storage revenue increase was due to higher firm transportation revenues associated with expansion projects completed in 1998. Supply transportation revenues decreased primarily due to lower interruptible throughput on the Sea Robin system. Other revenues decreased due to a favorable $10 million reserve adjustment in 1997 relating to Southern Natural Gas' obligation to pay royalty claims in connection with take-or-pay settlements entered into in the 1980's, offset partially by the reversal of the remaining $4.2 million of royalty reserves in 1998. Such reversal was made because management determined that the likelihood of Southern Natural Gas making any significant royalty payments as a result of its prior take-or-pay settlements was remote. Operating and maintenance expense increased primarily due to the difference in proceeds recognized on the disposition of assets between 1997 and 1998, offset by favorable fuel expenses in 1998. Both 1998 and 1997 periods include positive effects related to the sale of assets. General and administrative expenses decreased primarily due to lower stock-based compensation, employee benefit, insurance and professional services expenses.

     Equity in earnings of unconsolidated affiliates increased primarily due to the inclusion of Southern's share of earnings in Destin, slightly offset by lower earnings from Bear Creek Storage Company. Destin's earnings increase was the result of higher allowance for funds used during construction (AFUDC) capitalized in 1998 as compared with 1997 levels. The Company expects Destin's 1999 earnings will be lower than 1998 as operating revenues are adversely affected by currently anticipated delays in the development of the substantial offshore discoveries of Shell and BP Amoco that are dedicated to the Destin system. Other, net decreased in 1998 compared to 1997 primarily due to a non-recurring gain in 1997 on the termination of Southern's interest rate forward agreement of $2.4 million. This decrease was slightly offset by higher AFUDC.

     1997 Versus 1996. EBIT for Southern was $197.8 million in 1997 compared with $182.2 million in 1996. EBIT improved primarily due to lower general and administrative expenses. Also favorably impacting EBIT were expansions and improved results at Sea Robin. Partly offsetting was warmer winter weather during 1997 which negatively affected operating results.

     Market transportation revenues decreased primarily due to lower volumes resulting from warmer weather and the transfer of Southern's ownership of a small intrastate pipeline to Sonat, which was immaterial to operating results, partially offset by increased revenues from expansions. Supply transportation revenues increased due to higher volumes. Other revenues in 1997 includes the favorable $10 million reserve adjustment discussed above. Operating and maintenance expense increased slightly primarily due to higher fuel expense. Operating and maintenance expense in both periods included positive effects related to the disposition of assets. General and administrative expenses decreased primarily due to lower stock-based compensation and employee benefit expenses in 1997 and a $9.0 million donation to the Sonat Foundation in 1996.

     Equity in earnings of unconsolidated affiliates increased primarily due to the inclusion of Southern's share of earnings in the Destin Pipeline joint venture and slightly higher earnings from Bear Creek Storage Company. Other, net increased in 1997 compared to 1996 primarily due to higher levels of AFUDC at Southern recognized during construction of its expansions, offset slightly by lower gains recognized on the termination of an interest rate forward agreement associated with an anticipated financing that did not occur.

Natural Gas Sales and Supply

     Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of its restructuring pursuant to FERC directives in past years, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination or expiration of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Because Southern is primarily a gas transporter and does not realize significant margins on gas sales, the net of gas sales revenues and natural gas cost is included in other revenue.

     Except for the sale of its remaining gas supply described above, Southern's participation in gas supply activities will be limited to the purchase and sale of gas from time to time as may be required for system management purposes.

     Southern's annual purchase commitments total less than $21 million per year for 1999 and subsequent years. Based on Southern's current expectations with respect to natural gas prices in 1999 and the years following, an immaterial volume of gas is expected to be at prices above market.

Rate Matters

     Under terms of a customer settlement approved by the FERC (the Customer Settlement), all of Southern Natural Gas' previously pending rate proceedings and proceedings to recover gas supply realignment and other transition costs associated with the implementation of FERC Order No. 636 were resolved. The settlement requires Southern Natural Gas to file a new rate case no later than September 1, 1999. Southern expects the rates filed in that rate case to become effective after normal suspension by the FERC on March 1, 2000, subject to refund upon conclusion of the rate case.
                             ---------------------

Other Income Statement Items

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                    (IN MILLIONS)
Interest Expense, Net.......................................  $31.9     $26.3     $32.0

     1998 Versus 1997. Net interest expense increased in 1998 compared to 1997 due to higher average levels of outside debt and higher accruals for interest on taxes. The increase was partially offset by a slight decline in average interest rates on debt and higher interest income resulting from higher loan balances to Southern Natural Gas Company's parent, Sonat Inc. (see Note 12 of the Notes to Consolidated Financial Statements). In addition, interest capitalized increased due to Southern's expansion programs.

     1997 Versus 1996. Net interest expense decreased in 1997 compared to 1996 due to lower interest expense, slightly offset by lower interest income. Interest expense decreased due to lower average regulatory reserve balances, and lower average debt levels with Sonat Inc. The decline was slightly offset by higher average levels of outside debt. Interest income was lower due to lower average balances of loans to affiliates and lower GSR related interest income due to the recording of the Customer Settlement in the second quarter of 1996. Interest capitalized increased due to Southern's expansion programs.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                    (IN MILLIONS)
Income Taxes................................................  $68.4     $66.1     $57.6

     1998 Versus 1997. Income tax expense increased $2.3 million in 1998 compared to 1997 due to higher pretax income (see Note 7 of the Notes to Consolidated Financial Statements).

     1997 Versus 1996. Income tax expense increased $8.5 million in 1997 compared to 1996 due to higher pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                    (IN MILLIONS)
Operating Activities........................................  $142.4    $167.7    $135.0

     1998 Versus 1997. Cash flows from operations decreased $25.3 million compared to the 1997 period. The primary reasons for the decrease were a $16.6 million decrease in the change in accounts receivable primarily due to lower receipts from the sale of microwave rights and a $13.6 million decrease in the change in accounts payable primarily due to lower gas purchases related to declining transition gas sales, and the timing of storage gas purchases and intercompany settlements.

     The change in deferred taxes was primarily attributable to an increase in plant in service and the adjustment of the salvage value of certain fixed assets (see Note 5 of the Notes to the Consolidated Financial Statements). Equity in the earnings of unconsolidated affiliates increased due to higher earnings of Destin. The change in reserves for regulatory matters reflects the royalty reserve adjustments in 1998 and 1997, which were discussed earlier. The change in GSR costs was due to lower recovery levels from customers.

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

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              -------   -------   ------
                                                                    (IN MILLIONS)
Investing Activities........................................  $(238.5)  $(259.5)  $(12.9)

     1998 Versus 1997. Net cash used in investing activities was $21.0 million less compared with the 1997 period. The decrease was attributable to repayments to Southern Natural Gas of loans in the current period by Southern's parent, Sonat Inc. Sonat had borrowed funds from Southern Natural Gas in the prior period. Partially offsetting the change in intercompany loans were higher capital expenditures related to Southern Natural Gas' expansion programs in 1998, and higher investments in unconsolidated affiliates, primarily for the Destin Pipeline joint venture.

     1997 Versus 1996. Net cash used in investing activities was $246.6 million higher in 1997 compared to 1996. The increase was primarily attributable to increased loans by Southern Natural Gas to Sonat in the 1997 period, including the net proceeds of the issuance of $100.0 million in notes, compared to repayments in the 1996 period. The increase in investments in unconsolidated affiliates primarily reflects Southern's investment of $39.1 million in the Destin Pipeline joint venture during 1997.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998     1997      1996
                                                              ------   ------   --------
                                                                    (IN MILLIONS)
Financing Activities........................................  $93.3    $92.4    $(120.5)

     1998 Versus 1997. Net cash provided by financing activities was essentially unchanged in 1998 compared to the 1997 period. Southern Natural borrowed $100.0 million in the public market in both periods.

     1997 Versus 1996. Financing activities provided $92.4 million in 1997 compared to requiring $120.5 million in 1996. The change primarily reflects the issuance of $100.0 million in notes under Southern's shelf registration statement in the 1997 period and dividend payments to Sonat of $99.6 million in the 1996 period.

Capital Resources

     At December 31, 1998, Southern Natural Gas had bank lines of credit with a total capacity of $50.0 million, all of which was available. Southern Natural Gas also has a shelf registration statement with the Securities and Exchange Commission which provides for the issuance of up to $500.0 million in debt securities of which $100.0 million has been issued.

     Southern's capital expenditures and other investing requirements for 1999 are budgeted to aggregate approximately $171.0 million. This amount reflects investments in unconsolidated affiliates, expansions and other projects.

     Southern expects to continue to use cash from operations and borrowings in either the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

MARKET RISK

     Financial instruments of Southern expose it to interest rate risk. Southern's entire portfolio of interest rate risk instruments is classified as non-trading.

     Southern's interest income is sensitive to changes in the level of short-term interest rates in the United States. In general, Southern Natural Gas either loans excess funds to Sonat or repays its short-term borrowings. Excess cash generated by or contributed to joint venture projects is invested on a short-term basis pending distribution or expenditure on capital projects.

     At December 31, 1998, Southern had no variable rate debt. Fixed-rate long-term debt, which was $411.2 million (fair value of $434.9 million) at December 31, 1997, increased 23 percent. Southern Natural Gas' note receivable from its parent, Sonat Inc. decreased from $89.3 million at December 31, 1997 to $22.3 million at December 31, 1998. In 1998, Southern Natural Gas purchased a $45.0 million note receivable from Mississippi Business Finance Corporation (see
Note 4 of the Notes to Consolidated Financial Statements). In 1996, Southern entered into an interest rate forward agreement to hedge the interest rate risk of an anticipated future borrowing. The agreement has been terminated and Southern has no other derivative instruments (see Note 3 of the Notes to Consolidated Financial Statements).

     The following table provides information about Southern's financial instruments that are sensitive to changes in interest rates. The table presents long-term debt maturity amounts and related weighted-average interest rates by expected maturity dates.

                         INTEREST RATE RISK INSTRUMENTS

        PRINCIPAL AMOUNT BY EXPECTED MATURITY AND AVERAGE INTEREST RATE

                                                                                               FAIR
                                                                                              VALUE
                             1999    2000     2001     2002    2003    THEREAFTER   TOTAL    12/31/98
                             -----   -----   ------   ------   -----   ----------   ------   --------
                                                          (IN MILLIONS)
Assets:
  Notes Receivable from
     Affiliates:
       Fixed Rate..........  $45.0   $  --   $   --   $   --   $  --     $   --     $ 45.0    $ 45.0
       Average Interest
          Rate.............    8.0%
       Variable Rate.......  $22.3   $  --   $   --   $   --   $  --     $   --     $ 22.3    $ 22.3
       Average Interest
          Rate.............    6.3%
Liabilities:
  Long-term Debt, including
     Current Portion:
       Fixed Rate..........  $ 5.0   $  --   $100.0   $200.0   $  --     $200.0     $505.0    $532.2
       Average Interest
          Rate.............    7.6%    7.6%     7.4%     6.7%    6.4%       6.4%

INFLATION AND THE EFFECT OF CHANGING ENERGY PRICES

     The rate of inflation in the United States has been moderate over the past several years and has not significantly affected the profitability of Southern. To be able to recover higher costs of operations, Southern has to file general rate cases. Southern Natural Gas' Customer Settlement requires it to file a new rate case no later than September 1, 1999.

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

     In the operation of their natural gas pipeline systems, Southern Natural Gas and its wholly owned subsidiaries, South Georgia Natural Gas Company (South Georgia) and Sea Robin, have used, and continue to use at several locations, gas meters containing elemental mercury. Southern Natural Gas, South Georgia and Sea Robin plan to remove all remaining mercury meters during the course of regularly scheduled facilities upgrades. Mercury and mercury meters are handled pursuant to procedures that are designed to protect employees and the environment and to comply with Occupational Safety and Health Administration standards. It is generally believed in the natural gas pipeline industry that, in the course of normal maintenance and replacement operations, elemental mercury may have been released from mercury meters. Based on its previous determination that its pipeline meters may in the past have been the source of small releases of elemental mercury, Southern Natural Gas and Sea Robin have completed the characterization of their sites in Alabama, Georgia, Louisiana, and Mississippi. Characterization of potential sites on the pipeline system of South Georgia has not yet commenced. At this time, only the State of Georgia has issued formal guidelines for remediation of mercury sites, although the State of Louisiana has issued informal guidance. Southern filed copies of the characterization reports with the State of Georgia and the State is evaluating what remediation actions, if any, are necessary. Southern is unable to estimate the cost of mercury remediation because costs will vary based on a number of factors particular to each site and because regulatory guidance is still uncertain for all sites. Based on its experience with other remediation projects, industry experience to date with remediation of mercury, and its preliminary characterization data, Southern believes that the cost of its characterization and remediation of any mercury contamination will not be material to Southern's financial position or results of operations.

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

YEAR 2000 PROJECT

     The following disclosure contains forward-looking statements. Southern's ability to meet its objectives identified below is dependent upon several factors that could cause actual results to differ materially from those set forth below, including the timely provision of necessary upgrades and modifications by suppliers. In addition, Southern cannot guarantee that third parties on whom it depends for essential services will convert their critical systems and processes in a timely manner. Each of the phases of Southern's Year 2000 project is progressing and Southern believes that it is taking all reasonable and appropriate steps necessary to be able to operate in the Year 2000 and beyond.

     To answer the Year 2000 challenge, the Sonat Board of Directors directed that a corporate-wide initiative be undertaken of which Southern's effort is a component. A consulting firm was engaged to assist in this effort. Southern has divided its Year 2000 project into assessment, remediation, testing, and contingency planning phases. During the assessment phase, Southern completed a comprehensive inventory of IT systems, embedded systems, equipment, computer hardware, and software that rely on a computer chip as well as service providers that could be impacted by the Year 2000 problem. For vendor supplied items, Southern has contacted its vendors seeking written verification of Year 2000 readiness. In addition, Southern continues to contact entities with whom it has a material relationship, such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks, and other suppliers of goods and services, to determine the extent to which Southern is vulnerable to the failure of those third parties to remediate their Year 2000 issue.

     Southern is currently engaged in the remediation and testing phases of the Year 2000 project. The remediation phase includes completing the replacement of mainframe systems with Year 2000-ready vendor packages on new client/server platforms and performing any required modifications and upgrades identified during the assessment phase. The testing phase involves testing systems for Year 2000 readiness. Southern has completed remediation and testing for all of its critical systems. Non-critical systems are scheduled to be remediated and tested by June 30, 1999.

     Southern relies on producers of natural gas, natural gas pipelines, natural gas distribution companies, and natural gas marketing companies. External infrastructure, such as electric, telecommunication, and water service is also necessary for Southern's basic operations. Should any third party with which Southern has a material relationship fail, the impact could become a significant challenge to Southern's ability to perform its basic operations. Due to the nature of Southern's business, extensive contingency plans are already in place, including plans to provide pipeline system reliability. Because of the additional uncertainties caused by the Year 2000 problem, Southern is developing additional contingency plans as practicable for critical systems, service providers, and business partners. A consulting firm has been engaged to assist in this effort. These plans involve developing contingencies for failures that may result from the Year 2000 problem, and include plans to establish control centers to facilitate communications in the event of a telecommunications failure and staffing at selected locations on Southern's pipeline system. Southern is scheduled to have these plans completed by June 30, 1999.

     The estimated cost to Southern of the Year 2000 project for capital as well as general and administrative costs is expected to be $2.5 million to $5 million. As of December 31, 1998, Southern has incurred approximately $1.1 million in Year 2000 project costs. Southern expects to fund Year 2000 expenditures from normal operations. The timing of expenditures is not indicative of readiness efforts or progress to date.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements regarding Southern's business plans and prospects, objectives, expansion projects, proposed capital expenditures and expected performance or results. These forward-looking statements are based on assumptions that Southern believes are reasonable, but are subject to a wide range of risks and uncertainties and, as a result, actual results and experience may differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Such statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Important factors that could cause actual results to differ include the requirements to receive various governmental approvals to proceed with expansion projects and unanticipated construction delays in connection with such projects. Realization of Southern's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of Southern's businesses, and changes in general economic conditions and the state of domestic capital markets. There can be no assurance that Destin will be able to timely connect new fields or that the production from those fields will allow it to meet its planned throughput objectives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Southern Natural Gas Company

     We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

                                          ERNST & YOUNG LLP

Birmingham, Alabama
January 19, 1999

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Current Assets:
  Cash......................................................  $      107   $    2,905
  Notes receivable from affiliates..........................      67,329       89,277
  Accounts receivable, including $6,867,000 in 1998 and
     $11,709,000 in 1997 from affiliates....................      72,692       78,248
  Inventories...............................................      20,190       21,529
  Gas imbalance receivables.................................       5,675       13,493
  Other.....................................................         232        4,250
                                                              ----------   ----------
          Total Current Assets..............................     166,225      209,702
                                                              ----------   ----------
Investments:
  Unconsolidated affiliates (Note 4)........................     153,676       95,979
  Other investments.........................................       1,067        1,075
                                                              ----------   ----------
                                                                 154,743       97,054
                                                              ----------   ----------
Plant, Property and Equipment (Note 5)......................   2,672,225    2,456,773
  Less accumulated depreciation and amortization............   1,533,990    1,497,827
                                                              ----------   ----------
                                                               1,138,235      958,946
                                                              ----------   ----------
Deferred Charges and Other..................................     106,924      120,629
                                                              ----------   ----------
Total Assets................................................  $1,566,127   $1,386,331
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Long-term debt due within one year (Note 6)...............  $    5,000   $    6,220
  Accounts payable, including $7,518,000 in 1998 and
     $26,554,000 in 1997 to affiliates......................      25,463       49,364
  Accrued income taxes......................................       3,123        4,078
  Other accrued taxes.......................................       4,782        9,150
  Accrued interest..........................................      23,688       20,028
  Gas imbalance payables....................................       9,231       10,498
  Other.....................................................      11,082       10,493
                                                              ----------   ----------
          Total Current Liabilities.........................      82,369      109,831
                                                              ----------   ----------
Long-Term Debt (Note 6).....................................     500,000      405,000
                                                              ----------   ----------
Deferred Credits and Other:
  Deferred income taxes (Note 7)............................     164,482      134,073
  Reserves for regulatory matters (Note 8)..................         194        4,432
  Other.....................................................      57,337       81,302
                                                              ----------   ----------
                                                                 222,013      219,807
                                                              ----------   ----------
Commitments and Contingencies (Note 8)
Stockholder's Equity:
  Common stock, $3.75 par value; 1,000 shares authorized and
     outstanding............................................           4            4
  Other capital.............................................      79,718       79,332
  Retained earnings.........................................     682,023      572,357
                                                              ----------   ----------
                                                                 761,745      651,693
                                                              ----------   ----------
Total Liabilities and Stockholder's Equity..................  $1,566,127   $1,386,331
                                                              ==========   ==========

                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues (Note 9):
  Transportation and storage................................  $369,354   $361,737   $369,804
  Other.....................................................    24,862     31,555     29,024
                                                              --------   --------   --------
                                                               394,216    393,292    398,828
                                                              --------   --------   --------
Costs and Expenses:
  Operating and maintenance.................................    84,393     75,361     74,930
  General and administrative................................    56,977     71,341     91,590
  Depreciation and amortization.............................    46,281     47,769     48,292
  Taxes, other than income..................................    21,342     19,933     18,092
                                                              --------   --------   --------
                                                               208,993    214,404    232,904
                                                              --------   --------   --------
Operating Income............................................   185,223    178,888    165,924
                                                              --------   --------   --------
Other Income, Net:
  Equity in earnings of unconsolidated affiliates (Note
     4).....................................................    19,666     11,849      9,630
  Other, net................................................     5,148      7,032      6,664
                                                              --------   --------   --------
                                                                24,814     18,881     16,294
                                                              --------   --------   --------
Earnings Before Interest and Taxes..........................   210,037    197,769    182,218
                                                              --------   --------   --------
Interest:
  Interest income from affiliates...........................     2,902      1,911      3,993
  Interest income...........................................       593        322      1,084
  Interest expense to affiliates............................      (271)      (334)    (3,062)
  Interest expense..........................................   (37,621)   (30,014)   (34,998)
  Interest capitalized......................................     2,506      1,849        984
                                                              --------   --------   --------
                                                               (31,891)   (26,266)   (31,999)
                                                              --------   --------   --------
Income Before Income Taxes..................................   178,146    171,503    150,219
Income Tax Expense (Note 7).................................    68,480     66,096     57,594
                                                              --------   --------   --------
Net Income..................................................  $109,666   $105,407   $ 92,625
                                                              ========   ========   ========

                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance at Beginning of Year................................  $572,357   $466,507   $473,482
Add:
  Net income................................................   109,666    105,407     92,625
  Contribution of investment to parent (Note 2).............        --        443         --
Deduct:
  Dividends.................................................        --         --     99,600
                                                              --------   --------   --------
Balance at End of Year......................................  $682,023   $572,357   $466,507
                                                              ========   ========   ========

                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998        1997        1996
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income................................................  $ 109,666   $ 105,407   $  92,625
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     46,281      47,769      48,292
     Deferred income taxes..................................     30,409      19,535      38,894
     Equity in earnings of unconsolidated affiliates, less
       distributions........................................    (13,166)     (1,849)       (280)
     Reserves for regulatory matters........................     (4,238)    (10,212)   (167,154)
     Gas supply realignment costs...........................      1,068       7,514     187,929
     Change in:
       Accounts receivable..................................      5,556      22,154      (7,961)
       Inventories..........................................      1,339       2,427      (2,572)
       Accounts payable.....................................    (23,901)    (10,305)      5,729
       Accrued interest and income taxes, net...............      3,668       6,600      12,254
       Other current assets.................................     10,873       8,632       1,418
       Other current liabilities............................     (5,046)     (2,770)     (1,015)
     Other, net.............................................    (20,127)    (27,223)    (73,209)
                                                              ---------   ---------   ---------
       Net cash provided by operating activities............    142,382     167,679     134,950
                                                              ---------   ---------   ---------
Cash Flows from Investing Activities:
  Plant, property and equipment additions...................   (222,165)   (144,269)   (130,418)
  Notes receivable from affiliates..........................     21,948     (86,718)    103,645
  Proceeds from disposal of assets..........................      6,249      12,814      14,261
  Investments in unconsolidated affiliates and other........    (44,523)    (41,339)       (351)
                                                              ---------   ---------   ---------
       Net cash used in investing activities................   (238,491)   (259,512)    (12,863)
                                                              ---------   ---------   ---------
Cash Flows from Financing Activities:
  Proceeds from the issuance of long-term debt..............     99,531      99,891          --
  Payments of long-term debt................................     (6,220)     (6,280)     (7,091)
  Changes in short-term borrowings..........................         --      (1,189)    (13,791)
                                                              ---------   ---------   ---------
  Net changes in debt.......................................     93,311      92,422     (20,882)
  Dividends paid............................................         --          --     (99,600)
                                                              ---------   ---------   ---------
       Net cash provided by (used in) financing
          activities........................................     93,311      92,422    (120,482)
                                                              ---------   ---------   ---------
Net Increase (Decrease) in Cash.............................     (2,798)        589       1,605
Cash at Beginning of Year...................................      2,905       2,316         711
                                                              ---------   ---------   ---------
Cash at End of Year.........................................  $     107   $   2,905   $   2,316
                                                              =========   =========   =========
Supplemental Disclosures of Cash Flow Information Cash Paid
  for:
  Interest (net of amount capitalized)......................  $  30,690   $  24,555   $  26,197
  Income taxes, net.........................................     37,838      40,546       8,075

                            See accompanying notes.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

     Business Description -- Southern Natural Gas Company, which is a wholly owned subsidiary of Sonat Inc. (see Note 12), is primarily engaged in the transmission of natural gas in interstate commerce. Its transmission systems are located in the Southeastern United States. Transportation service is provided for its distribution customers, direct industrial customers and other end-users, gas producers, other gas pipelines, and gas marketing and trading companies. It provides transportation service in both its gas supply and market areas. The principal industries served directly by Southern's pipeline system and indirectly through its distribution customers' systems include the electric generation, fertilizer, chemical, pulp and paper, textile, primary metals, stone, clay and glass industries. For information concerning major customers, see Note 9. For a description of financial instruments and credit risk, see Note 3.

     Principles of Consolidation -- The Consolidated Financial Statements include the accounts of Southern Natural Gas Company and its subsidiaries (Southern). Intercompany transactions and accounts have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates owned 50 percent or less.

     Certain amounts in the 1997 and 1996 Consolidated Financial Statements and Notes have been reclassified to conform with the 1998 presentation.

     Use of Estimates in the Preparation of Financial Statements -- In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories -- Inventories consist of materials and supplies utilized for ongoing replacements and expansions that are reviewed regularly and adjusted to their net realizable value.

     Gas Imbalance Receivables and Payables -- Gas imbalances represent the difference between gas receipts from and gas deliveries to Southern's transportation and storage customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Imbalances incurred prior to implementation of Order No. 636 are settled through the exchange of gas. Imbalances incurred after implementation of Order No. 636 are settled monthly.

     Plant, Property and Equipment, and Depreciation -- Plant, property and equipment is carried at cost. Southern generally provides for depreciation on a composite basis. Southern reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was required in any of the three years in the period ended December 31, 1998. (See Note 5.)

     Gas Supply Realignment (GSR) Costs -- GSR costs were incurred by Southern to amend or terminate, or to purchase gas at above-market prices under, its gas purchase contracts as a result of the separation of its sales, transportation, and storage services mandated by Federal Energy Regulatory Commission (FERC) directive.

     Revenue Recognition -- Revenue is recognized from natural gas transportation and storage in the period the service is provided. Reserves are provided on revenues collected subject to refund when appropriate.

     Environmental Expenditures -- Southern and its subsidiaries provide for environmental liabilities when environmental assessments and/or remediation are probable and such costs can be reasonably estimated. Accruals for environmental remediation liabilities are not material and have not been discounted.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Capitalization of Interest -- Southern capitalizes the costs of debt and equity funds used on major projects during construction. The rates used by regulated companies are calculated pursuant to FERC regulations. The allowance for equity funds is included in Other Income, Net.

     Income Taxes -- Southern and its subsidiaries file federal income tax returns on a consolidated basis with its parent and other members of its affiliated group. For financial statement purposes, income taxes are provided as though Southern and its subsidiaries file separate income tax returns; however, those companies incurring losses are allocated the tax benefit of such losses used in the consolidated return.

     Southern and its subsidiaries follow a liability and asset approach in accounting for income taxes. Deferred tax liabilities and assets are determined using the tax rate for the period in which those amounts are expected to be paid or received. (See Note 7.)

2. CHANGES IN OPERATIONS

     On January 1, 1997, Southern transferred its investment of $23,612,000, including a retained earnings deficit of $443,000, in Sonat Intrastate-Alabama
(SIA) to Sonat. Other Capital in the Consolidated Balance Sheet was adjusted to reflect the transfer. For the year ended December 31, 1996, SIA had revenues of $24,399,000 and a net loss of $630,000.

3. FINANCIAL INSTRUMENTS

     Southern's entire portfolio of financial instruments is classified as Other Than Trading. The carrying amounts and fair values of Southern's financial instruments are as follows:

                                                              CARRYING AMOUNTS   FAIR VALUE
                                                              ----------------   ----------
                                                                     (IN THOUSANDS)
DECEMBER 31, 1998
Cash........................................................      $    107        $    107
Notes Receivable from Affiliates............................        67,329          67,329
GSR Costs...................................................         2,562           2,562
Long-Term Debt..............................................       505,000         532,165

DECEMBER 31, 1997
Cash........................................................      $  2,905        $  2,905
Notes Receivable from Affiliates............................        89,277          89,277
GSR Costs...................................................         3,630           3,630
Long-Term Debt..............................................       411,220         434,913

     The following methods and assumptions were used by Southern in estimating its fair value disclosures for balance sheet financial instruments:

          Cash, notes receivable from affiliates and GSR costs -- The carrying amount reported in the Consolidated Balance Sheets approximates its fair value.

          Long-term debt -- The fair values of long-term debt are based on quoted market values or estimated using discounted cash flow analyses, based on Southern's current incremental borrowing rates for similar types of borrowing arrangements.

FINANCIAL RISK

     On January 22, 1996, Southern entered into an interest rate forward agreement to hedge the interest rate risk of an anticipated future borrowing under an existing shelf registration statement. In September 1996, due

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. FINANCIAL INSTRUMENTS (CONTINUED)
to revised expectations of external financing requirements, 50 percent of the interest rate forward agreement was liquidated resulting in a gain of $3.9 million. A gain of $2.4 million was recognized upon final settlement of this agreement in 1997.

CREDIT RISK

     Southern's financial instruments from unaffiliated parties that are exposed to concentrations of credit risk consist primarily of accounts receivable and GSR costs which Southern expects to recover from its customers.

     Accounts receivable of Southern relate to business conducted with gas distribution companies, municipalities, gas districts, industrial customers and interstate pipeline companies in the Southeast. Southern performs ongoing credit evaluations of its customers' financial condition and, in some circumstances, requires collateral from its customers. Accounts receivable are stated net of valuation allowances of $2.2 million in 1998 and $1.9 million in 1997.

4. UNCONSOLIDATED AFFILIATES

     At December 31, 1998, Southern's investment in unconsolidated affiliates totaled $153.7 million and equaled its share of underlying equity in net assets of the investees. Through December 31, 1998, Southern's cumulative equity in earnings of its unconsolidated affiliates was $185.5 million and cumulative dividends received from them totaled $159.1 million.

     A subsidiary of Southern owns 50 percent of Bear Creek Storage Company (Bear Creek), an underground gas storage company. The following is summarized financial information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Revenues....................................................  $35,744   $36,226   $36,258
Expenses:
  Operating expenses........................................    6,819     4,440     4,817
  Depreciation..............................................    5,441     5,430     5,415
  Other expenses, net.......................................    4,422     4,997     5,657
                                                              -------   -------   -------
Income Reported.............................................  $19,062   $21,359   $20,369
                                                              =======   =======   =======

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. UNCONSOLIDATED AFFILIATES (CONTINUED)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Assets
  Current...................................................  $ 11,687   $  6,503
  Net plant and property....................................   144,519    149,334
  Other.....................................................        --        296
                                                              --------   --------
                                                              $156,206   $156,133
                                                              ========   ========
Liabilities and Equity
  Current...................................................  $  7,968   $  8,298
  Long-term debt and other liabilities......................    43,140     48,799
  Participants' equity......................................   105,098     99,036
                                                              --------   --------
                                                              $156,206   $156,133
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

     In April 1997, units of Shell Oil Company and BP Amoco Corporation joined with Southern Natural Gas in the ownership of Destin, a 1 billion-cubic-foot-per-day pipeline designed to transport natural gas from growing production areas in the eastern Gulf of Mexico. Construction of the pipeline began in December 1997. Destin was partially completed and placed in service in September 1998, and was fully in service in March 1999. The FERC has approved two extensions of Destin which extend its pipeline by 43 miles. The following is summarized financial information for Destin.

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998       1997
                                                              --------    ------
                                                                (IN THOUSANDS)
Revenues....................................................  $ 11,978    $1,049
Expenses (Income):
  Operating expenses........................................       820        --
  Depreciation and amortization.............................       641        --
  Interest and other........................................   (19,388)   (2,778)
                                                              --------    ------
Income Reported.............................................  $ 29,905    $3,827
                                                              ========    ======

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. UNCONSOLIDATED AFFILIATES (CONTINUED)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Assets:
  Current...................................................  $ 23,867   $ 54,885
  Net transmission plant and property.......................   417,102     81,864
  Other.....................................................    12,626      1,429
                                                              --------   --------
                                                              $453,595   $138,178
                                                              ========   ========
Liabilities and Equity:
  Current...................................................  $140,792   $  4,315
  Long-term debt and other liabilities......................    19,571      2,236
  Stockholders' equity......................................   293,232    131,627
                                                              --------   --------
                                                              $453,595   $138,178
                                                              ========   ========

     In November 1998 Destin issued bonds to the Mississippi Business Finance Corporation (MBFC) in the amount of $135.0 million. The three members of Destin each purchased $45.0 million of these bonds from the MBFC, which loaned the proceeds from the sale of the bonds to Destin. Destin used the proceeds from this loan to finance the construction of its pipeline project, which allowed it to return invested capital to its three members.

5. PLANT, PROPERTY AND EQUIPMENT AND DEPRECIATION

     A summary of plant, property and equipment by classification follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Mainline Transmission Property..............................  $1,642,291   $1,295,247
Gas Supply..................................................     506,965      660,700
Gas Gathering...............................................      10,261       16,568
Underground Storage Facilities..............................      61,494       60,684
Liquefied Natural Gas Facilities............................     154,076      154,076
Gas Stored Underground......................................     142,071      130,128
Other.......................................................     155,067      139,370
                                                              ----------   ----------
                                                              $2,672,225   $2,456,773
                                                              ==========   ==========

     Other plant, property and equipment includes construction work in progress of $70.6 million and $58.6 million at December 31, 1998 and 1997, respectively.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PLANT, PROPERTY AND EQUIPMENT AND DEPRECIATION (CONTINUED)
     The accumulated depreciation and amortization amounts by classification are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Mainline Transmission Property..............................  $  866,198   $  844,885
Gas Supply..................................................     449,485      434,205
Gas Gathering...............................................       6,206       11,072
Underground Storage Facilities..............................      47,850       45,869
Liquefied Natural Gas Facilities............................     123,802      118,981
Other.......................................................      40,449       42,815
                                                              ----------   ----------
                                                              $1,533,990   $1,497,827
                                                              ==========   ==========

     The annual depreciation rates by classification are as follows:

                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            1998       1997       1996
                                                          --------   --------   --------
Mainline Transmission Property.........................        2.0%       2.0%       2.0%
Gas Supply.............................................        2.9%       2.9%       2.9%
Gas Gathering..........................................        2.8%       2.8%       2.8%
Underground Storage Facilities.........................        3.3%       3.3%       3.3%
Liquefied Natural Gas Facilities.......................        3.2%       3.2%       3.2%
Other..................................................   3.3 - 25%  3.3 - 25%  2.8 - 24%

     During the first quarter of 1998, Southern recognized the effect of a change in salvage values, including reversal of excess depreciation expense, relating to certain fixed assets, primarily aircraft and vehicles. The change, which was to comply with FERC directives, increased net income for the year ended December 31, 1998, by approximately $4.6 million.

6. DEBT AND LINES OF CREDIT

     Long-Term Debt -- Long-term debt consists of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Southern Natural Gas Company 6.125% Notes due September 15,
  2008......................................................  $100,000   $     --
  6.70% Notes due October 1, 2007...........................   100,000    100,000
  7.85% Notes due January 15, 2002..........................   100,000    100,000
  8 5/8% Notes due May 1, 2002..............................   100,000    100,000
  8 7/8% Notes due February 15, 2001........................   100,000    100,000
  Capital Leases............................................        --      1,220
Southern LNG Inc.
  Promissory Note (an effective rate of 6.75% at December
     31, 1998 and 1997) due through April 1, 1999...........     5,000     10,000
                                                              --------   --------
Total Outstanding...........................................   505,000    411,220
Less Long-Term Debt Due Within One Year.....................     5,000      6,220
                                                              --------   --------
                                                              $500,000   $405,000
                                                              ========   ========

     Southern had no restrictions on the payment of dividends at December 31, 1998.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. DEBT AND LINES OF CREDIT (CONTINUED)
     Annual maturities of long-term debt at December 31, 1998, are as follows:

YEARS                                                         (IN THOUSANDS)
-----                                                         --------------
1999........................................................        $  5,000
2000........................................................              --
2001........................................................         100,000
2002........................................................         200,000
2003........................................................              --
2004-2008...................................................         200,000
                                                              --------------
                                                                    $505,000
                                                              ==============

     In September 1998, Southern Natural Gas made a public offering of $100.0 million of its 6.125 percent Notes due September 15, 2008, at 99.531 percent to yield 6.189 percent. The proceeds from the offering were initially loaned to Sonat to be later used for general corporate purposes, including capital expenditures.

     Unsecured Notes -- As part of Sonat's cash management program, Southern can either loan funds to or borrow funds from Sonat. Notes receivable and payable are in the form of demand notes with rates reflecting Sonat's return on funds loaned to its subsidiaries, average short-term investment rates and cost of borrowed funds. In certain circumstances, these notes are subordinated in right of payment to amounts payable by Sonat under certain long-term credit agreements.

     At December 31, 1998, Southern had available short-term lines of credit of $50.0 million available through May 31, 1999. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At December 31, 1998 and 1997, no amounts were outstanding.

7. INCOME TAXES

     An analysis of Southern's income tax expense is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1997      1996
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Current:
  Federal...............................................  $32,817   $39,968   $16,182
  State.................................................    5,254     6,593     2,518
                                                          -------   -------   -------
                                                           38,071    46,561    18,700
                                                          -------   -------   -------
Deferred:
  Federal...............................................   26,353    16,955    33,542
  State.................................................    4,056     2,580     5,352
                                                          -------   -------   -------
                                                           30,409    19,535    38,894
                                                          -------   -------   -------
                                                          $68,480   $66,096   $57,594
                                                          =======   =======   =======

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES (CONTINUED)
     Net deferred tax liabilities are comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred Tax Liabilities:
  Depreciation..............................................  $156,807   $144,054
  Inventories...............................................    11,128     11,573
  Other.....................................................    14,545      5,431
                                                              --------   --------
          Total deferred tax liabilities....................   182,480    161,058
                                                              --------   --------
Deferred Tax Assets:
  Other accounting accruals.................................     5,665      5,387
  GSR and other transition costs............................     8,531     10,210
  Other.....................................................     3,802     11,388
                                                              --------   --------
          Total deferred tax assets.........................    17,998     26,985
                                                              --------   --------
  Net Deferred Tax Liabilities..............................  $164,482   $134,073
                                                              ========   ========

     Southern has not provided a valuation allowance to offset deferred tax assets because, based on the weight of available evidence, it is more likely than not that all deferred tax assets will be realized.

     Consolidated income tax expense is different from the amount computed by applying the U.S. federal income tax rate to income before income tax. The reasons for this difference are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Income Tax Expense at Statutory Federal Income Tax
  Rates...................................................  $62,351   $60,026   $52,577
Increases (Decreases) in Tax Resulting From:
  State income taxes, net of federal income tax benefit...    6,052     5,962     5,116
  Other...................................................       77       108       (99)
                                                            -------   -------   -------
Income Tax Expense........................................  $68,480   $66,096   $57,594
                                                            =======   =======   =======

8. COMMITMENTS AND CONTINGENCIES

     Rate Matters -- Periodically, Southern makes general rate filings with the Federal Energy Regulatory Commission (FERC) to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern provides reserves relating to such amounts collected subject to refund, as appropriate, and make refunds upon establishment of the final rates. At December 31, 1998, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement.

     SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, provides that rate-regulated entities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover costs of providing the regulated service and if the competitive environment makes it reasonable to assume such rates can be charged and collected. Certain expenses and credits subject to rate determination normally reflected in income are deferred in the balance sheet and are recognized in income as the related amounts are included in service rates and

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) recovered from or refunded to customers. Information regarding Southern's regulatory assets and liabilities is shown below:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Regulatory Assets:
  SFAS No. 109 Tax Gross-Up.................................  $23,319   $19,801
  Unrecovered Depreciation..................................   14,053    13,853
  Work Force Reduction......................................    5,574     8,608
  Charitable Donation.......................................    6,994     7,897
  Cash Out Differential.....................................    4,511    12,449
  Other.....................................................    6,987     8,398
                                                              -------   -------
                                                              $61,438   $71,006
                                                              =======   =======
Regulatory Liabilities:
  Excess Deferred Taxes Due Customers.......................  $ 3,735   $ 5,291
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

     Leases -- Southern has operating lease commitments expiring at various dates, principally for office space and equipment. Southern has no significant capital leases.

     Rental expense for all operating leases is summarized below.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Non-Affiliated Operating Leases.............................  $1,418   $1,241   $1,292
Affiliated Operating Leases.................................   4,451    3,724    4,351
                                                              ------   ------   ------
          Total.............................................  $5,869   $4,965   $5,643
                                                              ======   ======   ======

     At December 31, 1998, future minimum payments for non-cancelable operating leases for the years 1999 through 2003 are less than $3 million per year.

9. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES

     The following table shows revenues from major customers:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1998       1997       1996
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Atlanta Gas Light Company..............................  $134,045   $130,425   $134,062
Alabama Gas Corporation................................    47,956     48,300     38,662

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. TRANSACTIONS WITH MAJOR CUSTOMERS AND AFFILIATES (CONTINUED)
     Southern enters into transactions with other Sonat subsidiaries and unconsolidated affiliates to transport, sell and purchase natural gas. Services provided by these affiliates for the benefit of Southern are based on the same terms as nonaffiliates.

     The following table shows revenues and charges from Southern's affiliates:

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Revenues from Affiliates..................................  $25,551   $68,292   $83,323
Charges from Affiliates...................................   26,695    28,120    45,737

10. RETIREMENT PLANS AND OTHER BENEFITS

     Retirement Plans -- Sonat has a trusteed, non-contributory, tax qualified defined benefit retirement plan (the Retirement Plan) covering substantially all employees of Southern. A supplemental benefit plan (the Supplemental Plan) that provides retirement benefits in excess of those allowed under Sonat's tax qualified retirement plan is also in effect. Benefits under the plans are based on a combination of years of service and a percentage of compensation. Benefits vest after a period of five years.

     Sonat determines the amount of funding to the Retirement Plan on a year-to-year basis, with amounts consistent with minimum and maximum funding requirements established by various governmental bodies. Sonat has a trust to provide benefits under the Supplemental Plan. However, it is not subject to any funding requirements.

     The following tables set forth the benefit obligation and assets of the plans and the changes in the benefit obligation and plan assets:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Change in Benefit Obligation:
  Benefit obligation at January 1,..........................   $251,785      $264,240
  Service cost..............................................      3,220         2,802
  Interest cost.............................................     18,082        18,198
  Amendments................................................        (61)           --
  Actuarial loss (gain).....................................     10,573       (15,144)
  Effect of curtailment.....................................         --        (3,096)
  Effect of special termination benefits....................         --         3,252
  Benefits paid.............................................    (17,949)      (18,467)
                                                               --------      --------
  Benefit obligation at December 31,........................   $265,650      $251,785
                                                               ========      ========
Change in Plan Assets:
  Fair value at January 1,..................................   $382,355      $321,492
  Return on plan assets.....................................     52,730        78,037
  Contributions.............................................        411         1,293
  Benefits paid.............................................    (17,949)      (18,467)
                                                               --------      --------
  Fair value at December 31,................................   $417,547      $382,355
                                                               ========      ========

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RETIREMENT PLANS AND OTHER BENEFITS (CONTINUED)
     The following table sets forth the funded status of the plans and the amount of the net pension asset recognized in Southern's Consolidated Balance
Sheets:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Funded Status...............................................  $ 151,897    $ 130,570
Unrecognized Net Assets at Transition.......................     (5,344)      (6,544)
Unrecognized Net Gain.......................................   (118,819)    (114,225)
Unrecognized Prior Service Cost.............................      2,733        5,097
Net Unamortized Deferred Charge from Early Retirement
  Termination Benefits......................................        453          598
                                                              ---------    ---------
Net Pension Asset Recognized in the Consolidated Balance
  Sheets....................................................  $  30,920    $  15,496
                                                              =========    =========
Total Recognized Amounts in the Consolidated Balance Sheets
  Consist of:
     Prepaid benefit cost...................................  $  40,529    $  24,176
     Accrued benefit liability..............................    (10,062)      (9,278)
     Net unamortized deferred charge from early retirement
       termination benefits.................................        453          598
                                                              ---------    ---------
                                                              $  30,920    $  15,496
                                                              =========    =========

     The projected benefit obligation and accumulated benefit obligation for the pension plan with accumulated benefit obligations in excess of plan assets were $11.9 million and $7.1 million, respectively, as of December 31, 1998 and $12.7 million and $7.9 million, respectively, as of December 31, 1997.

     The assumed rates used to measure the projected benefit obligations and the expected earnings of plan assets are:

                                                              YEARS ENDED DECEMBER
                                                                      31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Discount Rate...............................................   7.0%   7.5%    7.0%
Long-Term Rate of Return....................................  10.5%   9.5%    9.5%
Increase in Future Compensation Levels (Composite Rate):
  Retirement and Supplemental Plans.........................   5.0%   5.0%    5.0%

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RETIREMENT PLANS AND OTHER BENEFITS (CONTINUED)
     Southern's net periodic pension income consists of the following components:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1998       1997       1996
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Service Cost...........................................  $  3,220   $  2,802   $  3,296
Interest Cost..........................................    18,082     18,198     18,096
Expected Return........................................   (33,576)   (28,291)   (27,090)
Amortization of Prior Service Cost.....................       557        577        577
Amortization of Net Asset at Transition................    (1,188)    (1,188)    (1,204)
Amortization of Net Gain...............................    (2,253)    (1,603)      (194)
Curtailment Gain.......................................        --     (2,959)        --
Special Termination Benefits Loss......................        --      3,252         --
                                                         --------   --------   --------
Net Periodic Pension Income............................  $(15,158)  $ (9,212)  $ (6,519)
                                                         ========   ========   ========

     Other Postemployment Benefits -- Southern has benefit plans that provide for postretirement health care and life insurance benefits to substantially all of its employees when they retire. Southern accrues the cost of postretirement health care and life insurance benefits within the employees' active service periods. Southern has elected to amortize the transition obligation over a 20-year period.

     The following tables set forth the benefit obligation and assets of Southern's postretirement health care and life insurance plans and the changes in the benefit obligation and plan assets:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in Benefit Obligation:
  Benefit obligation at January 1,..........................  $62,881   $71,556
  Service cost..............................................      630       801
  Interest cost.............................................    4,321     5,033
  Plan participants' contributions..........................      345       375
  Actuarial loss (gain).....................................      353    (9,035)
  Effect of curtailment.....................................       --       233
  Effect of special termination benefits....................       --       100
  Benefits paid.............................................   (5,522)   (6,182)
                                                              -------   -------
  Benefit obligation at December 31,........................  $63,008   $62,881
                                                              =======   =======
Change in Plan Assets:
  Fair value at January 1,..................................  $35,921   $30,211
  Return on plan assets.....................................    6,077     3,678
  Employer's contribution...................................    9,082     7,839
  Plan participants' contributions..........................      345       375
  Benefits paid.............................................   (5,522)   (6,182)
                                                              -------   -------
  Fair value at December 31,................................  $45,903   $35,921
                                                              =======   =======

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RETIREMENT PLANS AND OTHER BENEFITS (CONTINUED)
     The following table sets forth the funded status and amount of the net pension liability at December 31, 1998 and 1997, for Southern's postretirement health care and life insurance plans:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Funded Status...............................................  $(17,105)  $(26,960)
Unrecognized Net Obligation at Transition...................    31,418     41,487
Unrecognized Net Gain.......................................   (19,413)   (24,426)
Net Unamortized Deferred Charge From Early Retirement
  Termination Benefit.......................................     1,442      1,980
                                                              --------   --------
Accrued Postretirement Benefit Liability....................  $ (3,658)  $ (7,919)
                                                              ========   ========
Total Recognized Amounts in the Consolidated Balance Sheets
  Consist of:
  Prepaid benefit cost......................................  $    851   $    357
  Accrued benefit liability.................................    (5,951)   (10,256)
  Net unamortized deferred charge from early retirement
     termination benefit....................................     1,442      1,980
                                                              --------   --------
                                                              $ (3,658)  $ (7,919)
                                                              ========   ========

     The assumed rates used to measure the projected benefit obligation and the expected earnings of plan assets are:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Discount Rate...............................................   7.0%   7.5%    7.0%
Long-Term Rate of Return:
  Medical assets (after tax)................................   6.5%   5.5%    5.5%
  Life insurance assets.....................................  10.5%   7.5%    7.5%

     The rate of increase in the per capita costs of covered health care benefits is assumed to be 4.5 percent in 1999 and for all future years.

     Southern's net periodic cost for postretirement health care and life insurance benefits consists of the following components:

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Service Cost..............................................  $   630   $   801   $   854
Interest Cost.............................................    4,321     5,033     4,905
Expected Return on Plan Assets............................   (2,469)   (1,881)   (1,461)
Amortization of Net Obligation at Transition..............    2,768     2,896     2,915
Amortization of Net Gain..................................   (1,312)     (600)     (312)
Curtailment Loss..........................................       --     1,866        --
Special Termination Benefits Loss.........................       --       100        --
                                                            -------   -------   -------
                                                            $ 3,938   $ 8,215   $ 6,901
                                                            =======   =======   =======

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RETIREMENT PLANS AND OTHER BENEFITS (CONTINUED)
     A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1-PERCENTAGE-   1-PERCENTAGE-
                                                                  POINT           POINT
                                                                INCREASE        DECREASE
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Effect on total of service and interest cost components.....     $  613          $  (515)
Effect on postretirement benefit obligation.................      6,038           (5,261)

     Executive Award Plan -- Sonat has an Executive Award Plan that provides awards to certain key employees in the form of stock options, restricted stock, and stock appreciation rights (SARs) in tandem with any or all stock options. In years prior to 1991, tax offset payments were generally provided in conjunction with these awards. SARs permit the holder of an exercisable option to surrender that option for an amount equal to the excess of the market price of the common stock on the date of exercise over the option price (appreciation). The appreciation is payable in cash, common stock, or a combination of both. SARs are subject to the same terms and conditions as the options to which they are related. Commencing in November 1995, Sonat has issued, in tandem with its regular stock options, SARs that are exercisable only in the event of a change in control (limited SARs). In November 1995, limited SARs were issued to certain key employees of Southern with respect to all of their then outstanding options. No other SARs have been issued since 1990.

     Sonat issued to employees of Southern 1,500 shares of restricted stock with a market value of $43 7/8 per share during 1998, 4,600 shares with a market value of $43 13/16 per share during 1997 and 16,400 shares with a market value of $52.00 per share during 1996. The shares generally vest 10 years from the date of grant, unless the closing price of Sonat's common stock achieves certain specified levels. At December 31, 1998, 41,432 of the 68,200 cumulative restricted shares issued have vested.

     Stock-based compensation expense increased Southern's pretax income by $2.4 million in 1998, $0.9 million in 1997 and decreased Southern's pretax income by $6.0 million in 1996.

11. QUARTERLY RESULTS (UNAUDITED)

     Selected unaudited quarterly data is shown below:

                                                    1ST        2ND        3RD       4TH
                                                  QUARTER    QUARTER    QUARTER   QUARTER
                                                  --------   --------   -------   -------
                                                              (IN THOUSANDS)
1998
Revenues........................................  $105,501   $ 95,500   $93,349   $99,866
Operating Income................................    59,631     45,818    38,501    41,273
Earnings Before Interest and Taxes..............    64,409     52,524    46,441    46,663
Net Income......................................    35,216     27,632    23,751    23,067

1997
Revenues........................................  $ 99,166   $103,381   $93,154   $97,591
Operating Income................................    46,642     45,429    39,957    46,860
Earnings Before Interest and Taxes..............    53,295     49,098    43,659    51,717
Net Income......................................    28,666     26,022    23,090    27,629

     See Note 5 for a discussion of the effect of a change in salvage values which occurred in the first quarter of 1998.

                 SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SUBSEQUENT EVENT (UNAUDITED)

     On March 13, 1999, Southern's parent company, Sonat Inc. and El Paso Corporation (El Paso) entered into an Agreement and Plan of Merger (the Merger Agreement), providing for, among other things, the merger of El Paso and Sonat. Under the terms of the Merger Agreement, Sonat's shareholders will receive one share of El Paso common stock, par value $3.00 per share, for each share of common stock, par value $1.00 per share, of Sonat, they own. The merger is subject to certain customary conditions, including, among others, approval by the stockholders of Sonat and receipt of certain required government approvals.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules, and Exhibits

  1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Included in Part II of this report:
  Report of Ernst & Young LLP, Independent Auditors.........  II-10
  Consolidated Balance Sheets at December 31, 1998 and
     1997...................................................  II-11
  Consolidated Statements of Income for the years ended
     December 31, 1998, 1997, and 1996......................  II-12
  Consolidated Statements of Changes in Retained Earnings
     for the years ended December 31, 1998, 1997, and
     1996...................................................  II-13
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997, and 1996......................  II-14
  Notes to Consolidated Financial Statements................  II-15

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

  3. EXHIBITS(1)

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
RESTATED CERTIFICATE OF INCORPORATION AND BY-LAWS
3-(a)     Restated Certificate of Incorporation of Southern Natural
          Gas Company dated as of March 1, 1994, filed as Exhibit
          3-(a) to Form 10-K of Southern Natural Gas Company for the
          year 1993
3-(b)     By-Laws of Southern Natural Gas Company as amended and in
          effect October 1, 1982, filed as Exhibit 3-(b) to Form 10-K of Southern Natural Gas Company for the year 1993
INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1       Form of Indenture dated June 1, 1987, from Southern Natural
          Gas Company to Manufacturers Hanover Trust Company, Trustee,
          as amended by (1) First Supplemental Indenture, dated as of
          September 30, 1997, between Southern Natural Gas Company and
          The Chase Manhattan Bank (formerly Chemical Bank, successor by merger to Manufacturers Hanover Trust Company), filed as
          Exhibit 4-(1) to Registration Statement No. 33-47266 of
          Southern Natural Gas Company dated April 16, 1992, except
          (1) which was filed as Exhibit 4-(2) to Form 8-K of Southern
          Natural Gas Company dated September 25, 1997
4.2       Specimen Note of Southern Natural Gas Company for the $100
          million 8 7/8% Notes due February 15, 2001, issued under
          Registration Statement No. 33-16190, filed as Exhibit 4-(2)
          to Form 8-K of Southern Natural Gas Company dated February
          7, 1991
4.3       Specimen Note of Southern Natural Gas Company for the $100
          million 7.85% Notes due January 15, 2002, issued under
          Registration Statement No. 33-16190, filed as Exhibit
          4-(2)to Form 8-K of Southern Natural Gas Company dated
          January 14, 1992
4.4       Specimen Note of Southern Natural Gas Company for the $100
          million 8 5/8% Notes due May 1, 2002, issued under
          Registration Statement No. 33-47266, filed as Exhibit 4.3(d)
          to Form 10-K of Sonat Inc. for the year 1996
4.5       Specimen Note of Southern Natural Gas Company for the $100
          million 6.70% Notes due October 1, 2007, issued under
          Registration Statement No. 33-47266, filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          25, 1997
4.6       Specimen Note of Southern Natural Gas Company for the $100
          million 6.125% Notes due September 15, 2008, issued under
          Registration Statement No. 333-47959, filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          24, 1998
OTHER EXHIBITS
12        Computation of Ratio of Earnings to Fixed Charges, filed
          herewith
23        Consent of Ernst & Young LLP, Independent Auditors, dated
          March 19, 1999, filed herewith
24        Powers of Attorney authorizing James C. Yardley; Thomas W.
          Barker, Jr.; Norman G. Holmes; R. David Hendrickson; and
          John C. Griffin to sign the Southern Natural Gas Company
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1998, on behalf of certain directors and
          officers of the registrant, filed herewith
27        Financial Data Schedule for the period ended December 31,
          1998, filed herewith, electronically only

     Exhibit 21, Subsidiaries of the Registrant, has been omitted in reliance upon General Instruction I(2)(b) of Form 10-K.

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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

     (c) Exhibits

     Exhibits required by Item 601 of Regulation S-K have been filed electronically with this report on Form 10-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SOUTHERN NATURAL GAS COMPANY

                                          By      /s/ JAMES C. YARDLEY
                                            ------------------------------------
                                                      JAMES C. YARDLEY
                                                         PRESIDENT

Dated: March 24, 1999

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

                          SIGNATURE                               CAPACITY                   DATE
                          ---------                               --------                   ----
  (i)  Principal Executive Officer:

                 /s/ JAMES C. YARDLEY                      President                         March 24, 1999
-------------------------------------------------------
                  (JAMES C. YARDLEY)

 (ii)  Principal Financial Officer:

               /s/ THOMAS W. BARKER, JR.                   Vice                              March 24, 1999
-------------------------------------------------------      President -- Finance
                (THOMAS W. BARKER, JR.)

       Principal Accounting Officer:

                 /s/ NORMAN G. HOLMES                      Vice President and                March 24, 1999
-------------------------------------------------------      Controller
                  (NORMAN G. HOLMES)

(iii)  Directors:*
       RONALD L. KUEHN, JR.
       JAMES E. MOYLAN, JR.
       LARRY E. POWELL
       JAMES A. RUBRIGHT
       JAMES C. YARDLEY

* Signed on behalf of each of these persons

   By  /s/ R. DAVID HENDRICKSON
       ------------------------------------------------
       R. DAVID HENDRICKSON
       SECRETARY, AS AUTHORIZED
       BY CERTAIN POWERS OF ATTORNEY DATED
       MARCH 2, 1999,
       FILED HEREWITH AS EXHIBIT 24

                     APPENDIX TO ANNUAL REPORT ON FORM 10-K
                        OF SOUTHERN NATURAL GAS COMPANY
                      FOR THE YEAR ENDED DECEMBER 31, 1998

     In compliance with Section 304 of Regulation S-T, the following information describes pictorial and/or graphic materials contained herein:

PAGE                           DESCRIPTION
----                           -----------
I-8    Map of the Southeastern United States showing the
       approximate location of the pipeline systems of Southern and its subsidiaries, the underground storage facilities of
       Southern, and the proposed pipeline projects (each described on pages I-1, I-2, I-7, and I-4 through I-6, respectively).

                                  EXHIBIT INDEX
EXHIBIT
NUMBER                              EXHIBITS
-------                             --------
RESTATED CERTIFICATE OF INCORPORATION AND BY-LAWS
3-(a)     Restated Certificate of Incorporation of Southern Natural
          Gas Company dated as of March 1, 1994, filed as Exhibit
          3-(a) to Form 10-K of Southern Natural Gas Company for the
          year 1993
3-(b)     By-Laws of Southern Natural Gas Company as amended and in
          effect October 1, 1982, filed as Exhibit 3-(b) to Form 10-K of Southern Natural Gas Company for the year 1993
INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1       Form of Indenture dated June 1, 1987, from Southern Natural
          Gas Company to Manufacturers Hanover Trust Company, Trustee,
          as amended by (1) First Supplemental Indenture, dated as of
          September 30, 1997, between Southern Natural Gas Company and
          The Chase Manhattan Bank (formerly Chemical Bank, successor by merger to Manufacturers Hanover Trust Company), filed as
          Exhibit 4-(1) to Registration Statement No. 33-47266 of
          Southern Natural Gas Company dated April 16, 1992, except
          (1) which was filed as Exhibit 4-(2) to Form 8-K of Southern
          Natural Gas Company dated September 25, 1997
4.2       Specimen Note of Southern Natural Gas Company for the $100
          million 8 7/8% Notes due February 15, 2001, issued under
          Registration Statement No. 33-16190, filed as Exhibit 4-(2)
          to Form 8-K of Southern Natural Gas Company dated February
          7, 1991
4.3       Specimen Note of Southern Natural Gas Company for the $100
          million 7.85% Notes due January 15, 2002, issued under
          Registration Statement No. 33-16190, filed as Exhibit
          4-(2)to Form 8-K of Southern Natural Gas Company dated
          January 14, 1992
4.4       Specimen Note of Southern Natural Gas Company for the $100
          million 8 5/8% Notes due May 1, 2002, issued under
          Registration Statement No. 33-47266, filed as Exhibit 4.3(d)
          to Form 10-K of Sonat Inc. for the year 1996
4.5       Specimen Note of Southern Natural Gas Company for the $100
          million 6.70% Notes due October 1, 2007, issued under
          Registration Statement No. 33-47266, filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          25, 1997
4.6       Specimen Note of Southern Natural Gas Company for the $100
          million 6.125% Notes due September 15, 2008, issued under
          Registration Statement No. 333-47959, filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          24, 1998
OTHER EXHIBITS
12        Computation of Ratio of Earnings to Fixed Charges, filed
          herewith
23        Consent of Ernst & Young LLP, Independent Auditors, dated
          March 19, 1999, filed herewith
24        Powers of Attorney authorizing James C. Yardley; Thomas W.
          Barker, Jr.; Norman G. Holmes; R. David Hendrickson; and
          John C. Griffin to sign the Southern Natural Gas Company
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1998, on behalf of certain directors and
          officers of the registrant, filed herewith
27        Financial Data Schedule for the period ended December 31,
          1998, filed herewith, electronically only

     Exhibit 21, Subsidiaries of the Registrant, has been omitted in reliance upon General Instruction I(2)(b) of Form 10-K.