Form 10-Q
period 1999-03-31
SOUTHERN NATURAL GAS CO
filed 1999-05-12
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999

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

                         COMMON STOCK, $3.75 PAR VALUE:

                   1,000 SHARES OUTSTANDING ON APRIL 30, 1999

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                          Page No.

PART I.        Financial Information

               Item 1.    Financial Statements

                          Condensed Consolidated Balance Sheets
                            (Unaudited)--March 31, 1999 and
                            December 31, 1998                                              1

                          Condensed Consolidated Statements of Income
                            (Unaudited)--Three Months Ended
                            March 31, 1999 and 1998                                        2

                          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)--Three Months Ended
                            March 31, 1999 and 1998                                        3

                          Notes to Condensed Consolidated Financial
                            Statements                                                     4 - 6

               Item 2.    Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                                     7 - 12

               Item 3.    Quantitative and Qualitative Disclosure About
                            Market Risk                                                   13

PART II.       Other Information

               Item 5.    Legal Proceedings                                               14

               Item 6.    Exhibits and Reports on Form 8-K                                14

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  March 31,         December 31,
                                                                     1999               1998
                                                                         (In Thousands)
                                     ASSETS
Current Assets:
   Cash                                                           $       72            $      107
   Notes receivable from affiliates                                   55,737                67,329
   Accounts receivable                                                71,977                72,692
   Inventories                                                        20,187                20,190
   Gas imbalance receivables                                           8,423                 5,675
   Other                                                               6,316                   232
                                                                  ----------            ----------
         Total Current Assets                                        162,712               166,225
                                                                  ----------            ----------

Investments in Unconsolidated Affiliates and Other                   167,097               154,743
                                                                  ----------            ----------

Plant, Property and Equipment                                      2,691,286             2,672,225
   Less accumulated depreciation and amortization                  1,541,114             1,533,990
                                                                  ----------            ----------
                                                                   1,150,172             1,138,235
                                                                  ----------            ----------

Deferred Charges and Other                                           108,386               106,924
                                                                  ----------            ----------
                                                                  $1,588,367            $1,566,127
                                                                  ==========            ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Long-term debt due within one year                             $    -                $    5,000
   Accounts payable                                                   18,116                25,463
   Accrued income taxes                                               11,489                 3,123
   Other accrued taxes                                                 1,334                 4,782
   Accrued interest                                                   21,876                23,688
   Gas imbalance payables                                              8,673                 9,231
   Other                                                              13,322                11,082
                                                                  ----------            ----------
         Total Current Liabilities                                    74,810                82,369
                                                                  ----------            ----------

Long-Term Debt                                                       500,000               500,000
                                                                  ----------            ----------

Deferred Credits and Other:
   Deferred income taxes                                             172,026               164,482
   Other                                                              54,372                57,531
                                                                  ----------            ----------
                                                                     226,398               222,013
                                                                  ----------            ----------

Commitments and Contingencies

Stockholder's Equity:
   Common stock and other capital                                     79,722                79,722
   Retained earnings                                                 707,437               682,023
                                                                  ----------            ----------
         Total Stockholder's Equity                                  787,159               761,745
                                                                  ----------            ----------

                                                                  $1,588,367            $1,566,127
                                                                  ==========            ==========

                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months
                                                                          Ended March 31,
                                                                      1999                 1998
                                                                           (In Thousands)
Revenues:
   Transportation and storage                                       $ 96,632              $ 95,090
   Other                                                               4,072                10,411
                                                                    --------              --------
                                                                     100,704               105,501
                                                                    --------              --------

Costs and Expenses:
   Operating and maintenance                                          19,533                19,558
   General and administrative                                         15,569                15,472
   Depreciation and amortization                                      13,998                 5,491
   Taxes, other than income                                            5,956                 5,349
                                                                    --------              --------
                                                                      55,056                45,870
                                                                    --------              --------

Operating Income                                                      45,648                59,631
                                                                    --------              --------

Other Income, Net:
   Equity in earnings of unconsolidated affiliates                     2,425                 4,125
   Other, net                                                          1,874                   653
                                                                    --------              --------
                                                                       4,299                 4,778
                                                                    --------              --------

Earnings Before Interest and Taxes                                    49,947                64,409
                                                                    --------              --------

Interest:
   Interest income                                                     1,023                 1,399
   Interest expense                                                  (10,072)               (9,066)
   Interest capitalized                                                  483                   473
                                                                    --------              --------
                                                                      (8,566)               (7,194)
                                                                    --------              --------

Income Before Income Taxes                                            41,381                57,215

Income Tax Expense                                                    15,967                21,999
                                                                    --------              --------

Net Income                                                          $ 25,414              $ 35,216
                                                                    ========              ========

















                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months
                                                                          Ended March 31,
                                                                      1999                1998
                                                                          (In Thousands)
Cash Flows from Operating Activities:
   Net income                                                       $ 25,414              $ 35,216
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                13,998                 5,491
         Deferred income taxes                                         7,544                 9,500
         Equity in earnings of unconsolidated
           affiliates, less distributions                             (2,425)               (4,125)
         Reserves for regulatory matters                                 194                (4,046)
         Gas supply realignment costs                                 (1,832)                  353
         Change in:
           Accounts receivable                                           715                 9,520
           Accounts payable                                           (7,347)              (25,667)
           Accrued interest and income taxes, net                      6,554                10,277
           Other current assets and liabilities                      (10,595)               (5,590)
         Other                                                        (9,307)               (3,278)
                                                                    --------              --------
           Net cash provided by operating activities                  22,913                27,651
                                                                    --------              --------

Cash Flows from Investing Activities:
   Plant, property and equipment additions                           (20,069)              (25,619)
   Notes receivable, primarily from affiliates                        11,592                20,802
   Proceeds from disposal of assets and other                         (9,471)              (15,344)
                                                                    --------              --------
           Net cash used in investing activities                     (17,948)              (20,161)
                                                                    --------              --------

Cash Flows from Financing Activities:
   Payments of long-term debt                                         (5,000)               (6,220)
                                                                    --------              --------
           Net cash used in financing activities                      (5,000)               (6,220)
                                                                    --------              --------

Net Increase (Decrease) in Cash                                          (35)                1,270

Cash at Beginning of Year                                                107                 2,905
                                                                    --------              --------

Cash at End of Period                                               $     72              $  4,175
                                                                    ========              ========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                             $  8,378              $  8,795
   Income taxes, net                                                      57                 1,321










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

2.      Unconsolidated Affiliates

        Southern Natural Gas owns a one-third interest in Destin Pipeline Company, L.L.C. (Destin) and a subsidiary of Southern Natural Gas owns 50 percent of Bear Creek Storage Company (Bear Creek).

        The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.
                                        Three Months
                                       Ended March 31,
                                   1999              1998
                                       (In Thousands)

   Revenues                        $9,083            $9,029
   Expenses:
      Operating expenses            1,211             2,301
      Depreciation                  1,362             1,359
      Other expenses, net             985             1,192
                                   ------            ------

   Income Reported                 $5,525            $4,177
                                   ======            ======

        The following is summarized results of operations for Destin. No provision for income taxes has been included since its income taxes are paid directly by joint venture participants.
                                                Three Months
                                               Ended March 31,
                                           1999              1998
                                               (In Thousands)

   Revenues                               $ 3,833           $ 1,872
   Expenses:
      Operating expenses                    1,625              -
      Depreciation and amortization         1,586              -
      Interest and other                    1,755            (4,307)
                                          -------           -------

   Income (Loss) Reported                 $(1,133)          $ 6,179
                                          =======           =======


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

        At March 31, 1999, Southern had available short-term lines of credit of $50.0 million available through May 31, 1999. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At March 31, 1999, no amounts were outstanding.

4.      Rate Matters and Contingencies

        Periodically, Southern makes general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern provides reserves relating to such amounts collected subject to refund, as appropriate, and makes refunds upon establishment of the final rates. At March 31, 1999, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement, and all revenue is based on the final settlement rates and therefore is not being collected subject to refund.

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
                                              March 31,         December 31,
                                                 1999               1998
                                                    (In Thousands)

   Regulatory Assets:
      SFAS No. 109 Tax Gross-Up                $24,160            $23,319
      Unrecovered Depreciation,                 14,076             14,053
      Work Force Reduction                       4,974              5,574
      Charitable Donation                        6,769              6,994
      Cash Out Differential                      2,291              4,511
      Other                                      6,217              6,987
                                               -------            -------

                                               $58,487            $61,438
                                               =======            =======

   Regulatory Liabilities:
      Excess Deferred Taxes Due Customers      $ 3,346            $ 3,735
                                               =======            =======

        SFAS No. 109 tax gross-up is recorded pursuant to FERC policies allowing future recovery of taxes associated with the allowance for funds used during construction (AFUDC). Unrecovered depreciation represents amounts to be recovered in future rates pursuant to a 1992 FERC settlement. Cash out differential represents the amount of price differential cost associated with storage transactions recoverable pursuant to Southern's customer settlement. Excess deferred tax due customers represents amounts due customers pursuant to federal tax rate normalization.

5.      Subsequent Event

     On March 13, 1999, Sonat Inc., and El Paso Corporation (El Paso) entered into an Agreement and Plan of Merger, as amended (the Merger Agreement), providing for, among other things, the merger of El Paso and Sonat. Under the terms of the Merger Agreement, Sonat's shareholders will receive one share of El Paso common stock for each share of common stock of Sonat they own. The merger is subject to certain customary conditions, including, among others, approval by the stockholders of Sonat and receipt of certain required government approvals.

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

        Units of Shell Oil Company (Shell) and BP Amoco Corporation (BP Amoco) are equal partners with Southern in the ownership of Destin Pipeline Company L.L.C. (Destin). Destin owns a 223-mile, 1 billion cubic feet per day interstate pipeline system that transports natural gas from the growing eastern Gulf of Mexico production area, which was placed fully in service in March 1999. An additional 31-mile extension is scheduled to go in service in the second quarter of 1999.

        Construction is progressing on Southern's expansion project to North Alabama. The 122-mile, 78 million-cubic-foot-per-day expansion is expected to be in service early in 2000.

        On March 3, 1999, Carolina Power & Light Company (CP&L) and Southern announced plans to form a 50/50 joint venture to construct, own, and operate a 180-mile, 30-inch, natural gas pipeline from the terminus of Southern's pipeline system in Aiken, South Carolina, to an interconnect with the pipeline system of North Carolina Natural Gas Corporation in Robeson County, North Carolina. The new Palmetto Interstate Pipeline (Palmetto) will provide a significant interstate natural gas pipeline connection in eastern North Carolina.

        Palmetto has a planned initial capacity of 200 million to 300 million cubic feet of natural gas per day and will be expanded to accommodate future growth. CP&L plans to subscribe for a substantial portion of the capacity in Palmetto to fuel new electric generation being developed for its customers in the Carolinas, with the remainder to be used to increase the region's natural gas availability. An open season began April 1, 1999, for customers to subscribe to firm capacity on the pipeline and will conclude on May 31, 1999. Depending upon the resulting firm subscription, the capital cost for Palmetto is expected to be $200 million to $250 million.

        The proposed schedule calls for the new pipeline to be operational in April 2002. Construction is scheduled to begin in the summer of 2001, following the completion of engineering and environmental preparation and federal and state permitting. The exact route of the pipeline has not yet been determined. A detailed environmental analysis is under way to establish the most environmentally sound path.

        As part of the project Southern expects to undertake a major expansion of its existing interstate pipeline system, consisting of extensive pipeline looping and additional compression at points from Mississippi to Aiken. The extent of Southern's pipeline expansion will depend on capacity requirements and the extent, if any, of existing capacity turned back by existing customers in an open season for turnback expected to occur in the second or third quarter of 1999. The maximum costs expected to be incurred by Southern for its expansion are estimated at $430 million. This expansion will provide significant rate and operational benefits to Southern's existing customers.

        The construction of Palmetto and expansion of the Southern system require approval by the FERC as well as other federal and state agencies and is likely to be challenged on both environmental grounds and economic grounds by certain of its competitors, environmental groups, or landowners. Construction is also subject to execution of definitive agreements between CP&L and Southern.

Operations
                                                        Three Months
                                                       Ended March 31,
                                                  1999                1998
                                                        (In Millions)
Revenues:
   Market transportation and storage              $ 86.2              $ 83.5
   Supply transportation                            10.4                11.6
   Other                                             4.1                10.4
                                                  ------              ------
      Total Revenues                               100.7               105.5
                                                  ------              ------

Costs and Expenses:
   Operating and maintenance                        19.5                19.6
   General and administrative                       15.6                15.5
   Depreciation and amortization                    14.0                 5.5
   Taxes, other than income                          6.0                 5.3
                                                  ------              ------
                                                    55.1                45.9
                                                  ------              ------
Operating Income                                    45.6                59.6
                                                  ------              ------
Other Income:
   Equity in earnings of
      unconsolidated affiliates                      2.4                 4.1
   Other                                             1.9                  .7
                                                  ------              ------
                                                     4.3                 4.8
                                                  ------              ------

Earnings Before Interest and Taxes                $ 49.9              $ 64.4
                                                  ======              ======

                                                     (Billion Cubic Feet)
Volumes:
   Market transportation                             177                 185
   Supply transportation                              89                  95
                                                  ------              ------
      Total Volumes                                  266                 280
                                                  ======              ======

First Quarter 1999 to First Quarter 1998 Analysis

        EBIT for the first quarter of 1999 decreased $14.5 million compared with the prior year. The decrease was primarily due to a $7.0 million pretax adjustment of the salvage value on certain fixed assets in the 1998 period and higher depreciation expense as a result of higher plant balances in 1999. The 1998 period also includes the recognition of a royalty reserve reversal of $4.2 million. Partially offsetting the decrease was the effect of higher market transportation revenues due to recent expansions.

        Supply transportation revenues declined due to lower volumes at Sea Robin Pipeline Company. Equity in earnings of unconsolidated affiliates decreased primarily due to lower earnings at Destin Pipeline as a result of a high allowance for funds used during construction (AFUDC) capitalized in the 1998 period. Other income increased due to higher AFUDC equity and the sale of certain facilities.

Natural Gas Sales and Supply

        Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of its restructuring pursuant to FERC directives in past years, Southern terminated or renegotiated to market pricing substantially all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination or expiration of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Because Southern is primarily a gas transporter and does not realize significant margins on gas sales, the net of gas sales revenues and natural gas cost are included in other revenue.

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

Other Income Statement Items

                                                       Three Months
                                                      Ended March 31,
                                                 1999                1998
                                                       (In Millions)

Interest Expense, Net                             $ 8.6              $ 7.2

        Net interest expense increased in the 1999 period compared to the same period last year due to higher average debt levels. The increase was partially offset by a smaller provision for interest related to income taxes and the effect of lower average interest rates in the current period.

Income Tax Expense                                $16.0              $22.0

     Income tax expense decreased in the 1999 period compared to the 1998 period due to lower pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities                              $22.9              $27.7

        Cash flow from operations decreased $4.8 million compared to 1998. The change in depreciation is primarily due to the adjustments made in 1998 to reflect salvage value on certain fixed assets. The change in reserves for regulatory matters is attributable to the reversal of a reserve in 1998 originally set up for royalties on take-or-pay contract buyouts. The change in deferred taxes is primarily attributable to the depreciation adjustment and reserve reversal discussed above, which were all non-cash, and an increase in plant in service. The change in accounts receivable and accounts payable reflects the timing of intercompany settlements. The change in other current assets reflects the payment of a 1999 insurance premium in 1999 rather than in the previous year.

Investing Activities                              $(17.9)            $(20.2)

        Net cash used in investing activities was $2.3 million less in 1999 compared to 1998. The decrease was primarily attributable to lower investments in Destin Pipeline in 1999 and lower capital expenditures related to Southern's capital programs in 1999. Partially offsetting the decrease were lower repayments to Southern Natural Gas of loans in 1999 by Southern's parent, Sonat Inc.

Financing Activities                              $ (5.0)            $ (6.2)

     Net cash used in financing activities was lower in 1999 compared to the 1998 period due to the retirement of a capital lease in 1998.

Capital Resources

        At March 31, 1999, Southern Natural Gas had bank lines of credit with a total capacity of $50.0 million, all of which was available. Southern Natural Gas also has a shelf registration statement with the Securities and Exchange Commission which provides for the issuance of up to $500.0 million in debt securities of which $100.0 million has been issued.

        Southern's capital expenditures and other investing requirements for 1999 are expected to total approximately $172 million. This amount reflects investments in unconsolidated affiliates, expansions and other projects.

        Southern expects to continue to use cash from operations and borrowings in either the public or private markets or loans from affiliates to finance its capital and other corporate expenditures.

YEAR 2000 PROJECT

        The following disclosure contains forward-looking statements. The Company's ability to meet its objectives identified below is dependent upon several factors that could cause actual results to differ materially from those set forth below, including the timely provision of necessary upgrades and modifications by suppliers. In addition, the Company cannot guarantee that third parties on whom it depends for essential services will convert their critical systems and processes in a timely manner. Each of the phases of the Company's Year 2000 project is progressing and the Company believes that it is taking all reasonable and appropriate steps necessary to be able to operate in the Year 2000 and beyond.

        To answer the Year 2000 challenge, the Sonat Board of Directors directed that a corporate-wide initiative be undertaken. A consulting firm was engaged to assist in this effort. The Company has divided its Year 2000 project into assessment, remediation, testing, and contingency planning phases. During the assessment phase, the Company completed a comprehensive inventory of IT systems, embedded systems, equipment, computer hardware, and software that rely on a computer chip as well as service providers that could be impacted by the Year 2000 problem. For vendor-supplied items, the Company has contacted its vendors seeking written verification of Year 2000 readiness. In addition, the Company continues to contact entities with whom it has a material relationship, such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks, and other suppliers of goods and services, to determine the extent to which the Company is vulnerable to the failure of those third-parties to remediate their Year 2000 issue.

        The Company is currently engaged in the remediation and testing phases of the Year 2000 project. The remediation phase includes completing the replacement of mainframe systems with Year 2000-ready vendor packages on new client/server platforms and performing any required modifications and upgrades identified during the assessment phase. The testing phase involves testing systems for Year 2000 readiness. The Company has completed remediation and testing of its critical systems. Non-critical systems are scheduled to be remediated and tested by June 30, 1999.

        The Company relies on producers of natural gas, natural gas pipelines, natural gas distribution companies, and natural gas marketing companies. External infrastructure, such as electric, telecommunication and water service is also necessary for the Company's basic operations. Should any third party with which the Company has a material relationship fail, the impact could become a significant challenge to the Company's ability to perform its basic operations. Due to the nature of the Company's business, contingency plans are already in place, including plans to provide pipeline system reliability. Because of the additional uncertainties caused by the Year 2000 problem, the Company is developing additional contingency plans as practicable for critical systems, service providers and business partners. A consulting firm has been engaged to assist in this effort. These plans involve developing contingencies for failures that may result from the Year 2000 problem, and include plans to establish control centers to facilitate communications in the event of a telecommunications failure and staffing at selected locations on the Company's pipeline system. The Company is scheduled to have these plans completed by June 30, 1999.

        The estimated cost to the Company of the Year 2000 project for capital as well as general and administrative costs is expected to be less than $5 million. As of March 31, 1999, the Company has incurred approximately $1.5 million in Year 2000 project costs. The Company expects to fund Year 2000 expenditures from normal operations. The timing of expenditures is not indicative of readiness efforts or progress to date.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

                           Part II. OTHER INFORMATION

Item 5. Legal Proceedings

        In United States of America ex rel. Jack J. Grynberg v. Southern Natural Gas Company, et al., which is described in Item 3 in Part I of the Company's Report on Form 10-K for the year ended December 31, 1998, the Justice Department notified the courts on April 9, 1999, that it was declining to intervene in these cases. Grynberg served his complaint on Southern and its affiliates on April 7, 1999.

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits(1)

Exhibit
Number                              Exhibits


12*        Computation of Ratio of Earnings to Fixed Charges

27*        Financial Data Schedule for the period ended March 31, 1999
-------------
*   Filed herewith

(b)     Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended March 31, 1999.














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



Date:         May 12, 1999                   By:   /s/ Thomas W. Barker, Jr.
       --------------------------                 --------------------------
                                                  Thomas W. Barker, Jr.
                                                  Vice President-Finance



Date:         May 12, 1999                   By:   /s/ Norman G. Holmes
       --------------------------                 ---------------------
                                                  Norman G. Holmes
                                                  Vice President & Controller