Form 10-Q
period 1999-06-30
SOUTHERN NATURAL GAS CO
filed 1999-08-11
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999

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

                         COMMON STOCK, $3.75 PAR VALUE:

                    1,000 SHARES OUTSTANDING ON JULY 31, 1999

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                          Page No.

PART I.    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets
                         (Unaudited)--June 30, 1999 and December 31, 1998                  1

                      Condensed Consolidated Statements of Income
                         (Unaudited)--Three Months and Six Months Ended
                         June 30, 1999 and 1998                                            2

                      Condensed Consolidated Statements of Cash Flows
                         (Unaudited)--Six Months Ended June 30, 1999 and 1998              3

                      Notes to Condensed Consolidated Financial
                         Statements (Unaudited)                                            4 - 6

           Item 2.    Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                        7 - 14

           Item 3.    Quantitative and Qualitative Disclosure About
                         Market Risk                                                      15

PART II.   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                                    16

                                  PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                          SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                   June 30,          December 31,
                                                                     1999                1998
                                                                          (In Thousands)
                                              ASSETS
Current Assets:
   Cash                                                           $       35            $      107
   Notes receivable from affiliates                                   59,003                67,329
   Accounts receivable                                                75,994                72,692
   Inventories                                                        19,774                20,190
   Gas imbalance receivables                                           5,037                 5,675
   Other                                                               4,915                   232
                                                                  ----------            ----------
         Total Current Assets                                        164,758               166,225
                                                                  ----------            ----------

Investments in Unconsolidated Affiliates and Other                   165,907               154,743
                                                                  ----------            ----------

Plant, Property and Equipment                                      2,718,994             2,672,225
   Less accumulated depreciation and amortization                  1,550,626             1,533,990
                                                                  ----------            ----------
                                                                   1,168,368             1,138,235
                                                                  ----------            ----------

Deferred Charges and Other                                           111,341               106,924
                                                                  ----------            ----------
                                                                  $1,610,374            $1,566,127
                                                                  ==========            ==========

                               LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Long-term debt due within one year                             $    -                $    5,000
   Accounts payable                                                   20,367                25,463
   Accrued income taxes                                               11,719                 3,123
   Other accrued taxes                                                 4,357                 4,782
   Accrued interest                                                   23,563                23,688
   Gas imbalance payables                                              8,860                 9,231
   Other                                                              15,799                11,082
                                                                  ----------            ----------
         Total Current Liabilities                                    84,665                82,369
                                                                  ----------            ----------

Long-Term Debt                                                       500,000               500,000
                                                                  ----------            ----------

Deferred Credits and Other:
   Deferred income taxes                                             178,968               164,482
   Other                                                              50,371                57,531
                                                                  ----------            ----------
                                                                     229,339               222,013
                                                                  ----------            ----------

Commitments and Contingencies

Stockholder's Equity:
   Common stock and other capital                                     79,797                79,722
   Retained earnings                                                 716,573               682,023
                                                                  ----------            ----------
         Total Stockholder's Equity                                  796,370               761,745
                                                                  ----------            ----------

                                                                  $1,610,374            $1,566,127
                                                                  ==========            ==========


                                     See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                      Three Months                  Six Months
                                                     Ended June 30,               Ended June 30,
                                                   1999           1998         1999            1998
                                                                    (In Thousands)
Revenues:
   Transportation and storage                      $90,647       $90,006       $187,279      $185,096
   Other                                             4,539         5,494          8,611        15,905
                                                   -------       -------       --------      --------
                                                    95,186        95,500        195,890       201,001
                                                   -------       -------       --------      --------

Costs and Expenses:
   Operating and maintenance                        18,501        19,037         38,034        38,595
   General and administrative                       15,992        12,226         31,561        27,698
   Depreciation and amortization                    14,947        13,048         28,945        18,539
   Taxes, other than income                          5,706         5,371         11,662        10,720
                                                   -------       -------       --------      --------
                                                    55,146        49,682        110,202        95,552
                                                   -------       -------       --------      --------

Operating Income                                    40,040        45,818         85,688       105,449
                                                   -------       -------       --------      --------

Other Income, Net:
   Equity in earnings of
      unconsolidated affiliates                      2,425         5,612          4,850         9,737
   Other, net                                        1,061         1,094          2,935         1,747
                                                   -------       -------       --------      --------
                                                     3,486         6,706          7,785        11,484
                                                   -------       -------       --------      --------

Earnings Before Interest and Taxes                  43,526        52,524         93,473       116,933
                                                   -------       -------       --------      --------

Interest:
   Interest income, primarily
      from affiliates                                1,083         1,170          2,106         2,569
   Interest expense                                 (9,743)       (9,209)       (19,815)      (18,275)
   Interest capitalized                                450           493            933           966
                                                   -------       -------       --------      --------
                                                    (8,210)       (7,546)       (16,776)      (14,740)
                                                   -------       -------       --------      --------

Income Before Income Taxes                          35,316        44,978         76,697       102,193

Income Tax Expense                                  13,780        17,346         29,747        39,345
                                                   -------       -------       --------      --------

Net Income                                         $21,536       $27,632       $ 46,950      $ 62,848
                                                   =======       =======       ========      ========















                                     See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                             Six Months
                                                                           Ended June 30,
                                                                      1999                 1998
                                                                           (In Thousands)
Cash Flows from Operating Activities:
   Net income                                                        $ 46,950             $ 62,848
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                 28,945               18,539
         Deferred income taxes                                         14,486               17,194
         Equity in earnings of unconsolidated
           affiliates, less distributions                               1,400               (6,237)
         Reserves for regulatory matters                                 (194)              (4,431)
         Gas supply realignment costs                                  (1,567)                 563
         Change in:
           Accounts receivable                                         (3,302)              12,008
           Inventories                                                    416               (5,015)
           Accounts payable                                            (5,096)             (24,239)
           Accrued interest and income taxes, net                       8,471                  178
           Other current assets and liabilities                          (124)              (4,225)
         Other                                                         (6,389)               2,174
           Net cash provided by operating
              activities                                               83,996               69,357
                                                                     --------             --------

Cash Flows from Investing Activities:
   Plant, property and equipment additions                            (63,015)             (82,234)
   Notes receivable, primarily from affiliates                          8,326               66,184
   Investment in unconsolidated affiliates and other                  (11,979)             (49,568)
                                                                     --------             --------
           Net cash used in investing activities                      (66,668)             (65,618)
                                                                     --------             --------

Cash Flows from Financing Activities:
   Payments of long-term debt                                          (5,000)              (6,220)
   Dividends paid                                                     (12,400)                -
                                                                     --------             --------
           Net cash used in financing activities                      (17,400)              (6,220)
                                                                     --------             --------

Net Decrease in Cash                                                      (72)              (2,481)

Cash at Beginning of Period                                               107                2,905
                                                                     --------             --------

Cash at End of Period                                                $     35             $    424
                                                                     ========             ========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
   Interest (net of amount capitalized)                              $ 17,404             $ 16,014
   Income taxes paid, net                                               6,589               21,862









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

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1999          1998           1999          1998
                                                                 (In Thousands)

Revenues                                        $8,940         $8,821       $18,023        $17,850
Expenses:
   Operating expenses                            1,050          1,452         2,261          3,753
   Depreciation                                  1,362          1,360         2,724          2,719
   Other expenses, net                             923          1,116         1,908          2,308
                                                ------         ------       -------        -------

Income Reported                                 $5,605         $4,893       $11,130        $ 9,070
                                                ======         ======       =======        =======

        The following are summarized results of operations for Destin. No provision for income taxes has been included since its income taxes are paid directly by joint venture participants.

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1999          1998           1999          1998
                                                                 (In Thousands)

Revenues                                       $ 6,093        $ 2,921       $ 9,926       $  4,793
Expenses:
   Operating expenses                            1,754           -            3,379           -
   Depreciation                                  3,229           -            4,815           -
   Interest and other                            2,141         (6,301)        3,896        (10,608)
                                               -------        -------       -------       --------

Income Reported                                $(1,031)       $ 9,222       $(2,164)      $ 15,401
                                               =======        =======       =======       ========

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

        At June 30, 1999, Southern had available short-term lines of credit of $42.0 million available through May 29, 2000. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At June 30, 1999, no amounts were outstanding.

4.      Rate Matters and Contingencies

        Periodically, Southern makes general rate filings with the FERC to provide for the recovery of cost of service and a return on equity. The FERC normally allows the filed rates to become effective, subject to refund, until it rules on the approved level of rates. Southern provides reserves relating to such amounts collected subject to refund, as appropriate, and makes refunds upon establishment of the final rates. At June 30, 1999, Southern's rates are established by a settlement that was approved by FERC orders issued in 1995 and 1996. All of its customers are parties to the settlement, and all revenue is based on the final settlement rates and therefore is not being collected subject to refund.

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

                                                                June 30,          December 31,
                                                                   1999               1998
                                                                      (In Thousands)

   Regulatory Assets:
      SFAS No. 109 Tax Gross-Up                                  $24,940            $23,319
      Unrecovered Depreciation,                                   14,098             14,053
      Work Force Reduction                                         4,374              5,574
      Charitable Donation                                          6,543              6,994
      Cash Out Differential                                        3,664              4,511
      Other                                                        5,574              6,987
                                                                 -------            -------

                                                                 $59,193            $61,438
                                                                 =======            =======

   Regulatory Liabilities:
      Excess Deferred Taxes Due Customers                        $ 2,957            $ 3,735
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

5.      Subsequent Event

        On March 13, 1999, Sonat Inc., and El Paso Corporation (El Paso) entered into an Agreement and Plan of Merger, as amended (the Merger Agreement), providing for, among other things, the merger of El Paso and Sonat. Under the terms of the Merger Agreement, Sonat's stockholders will receive one share of El Paso common stock for each share of common stock of Sonat they own. The merger, which has been approved by Sonat's and El Paso's stockholders, is subject to certain customary conditions, including, among others, receipt of certain required government approvals.

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

        Units of Shell Oil Company (Shell) and BP Amoco Corporation (BP Amoco) are equal partners with Southern in the ownership of Destin Pipeline Company, L.L.C. (Destin). Destin owns a 223-mile, 1 billion cubic feet per day interstate pipeline system that transports natural gas from the growing eastern Gulf of Mexico production area, which was placed fully in service in March 1999. An additional 31-mile extension was placed in service in May 1999.

        Construction is progressing on Southern's expansion project to North Alabama. The 122-mile, 78 million-cubic-foot-per-day expansion is expected to be in service in late 1999.

        Southern LNG Inc., a subsidiary of Southern, filed an application with the FERC in July 1999 to reactivate its liquefied natural gas (LNG) marine receiving terminal located on Elba Island, near Savannah, Georgia. The Elba Island terminal has been out of service since 1982. Sonat Energy Services Inc. (Sonat Energy Services), another Sonat subsidiary, was awarded a 22-year service agreement for all of Elba Island's terminaling, storage, and vaporization capacity. The Elba Island terminal is capable of achieving a peak sendout of 540 million cubic feet of natural gas per day and a baseload sendout of 330 million cubic feet of natural gas per day. Sonat estimates that the capital cost associated with recommissioning the Elba Island terminal will be approximately $26 million.

        Sonat Energy Services plans to import LNG from Trinidad through the Elba Island terminal. Shipment of the LNG to Elba Island will be arranged by the sellers of the LNG, who are a group of producers led by British Gas Trinidad and Tobago Limited. Deliveries are estimated to commence in mid-2002 and will provide approximately 80 Bcf of natural gas per year through the Elba Island terminal for a primary term of 17 years. The supply arrangement could be extended for an additional term of five years. Depending upon operating and market conditions, Sonat Energy Services can handle additional volumes from Trinidad or other sources through its contracted capacity in the reactivated facility. Because of growing natural gas demand in the Southeast, Southern expects to initiate several pipeline expansion projects over the next several years. The Elba Island terminal is located on the eastern end of Southern's service territory, making it a strategically valuable source of natural gas supply. Not only is the terminal's reactivation expected to serve expansions within its current service territory, but it is also offers the potential to expand the Southern pipeline system to new markets.

        Southern's Elba Island reactivation and Sonat Energy Services' importation project are subject to several conditions, including U.S. and Trinidadian governmental approvals, the execution of final agreements, the finalization of plans relating to shipping, and the expansion of its LNG facility in Trinidad by Atlantic LNG Company of Trinidad and Tobago.

        Southern had previously announced plans to form a 50/50 joint venture with Carolina Power & Light Company (CP&L) to construct, own, and operate a natural gas pipeline, to be known as the Palmetto Interstate Pipeline, from Southern's pipeline system to a delivery point in North Carolina. The planned in-service date of the Palmetto Interstate Pipeline has been delayed in order to allow CP&L time to analyze two other competing pipeline proposals that have been announced. Consequently, all ongoing survey, environmental, and route selection activities for this project have been suspended. The Company is unable to predict whether or at what time this project may go forward.

Operations

                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                                1999          1998           1999          1998
                                                                  (In Millions)
Revenues:
   Market transportation and
      storage                                   $79.6         $77.9         $165.8        $161.4
   Supply transportation                         11.1          12.1           21.5          23.7
   Other                                          4.5           5.5            8.6          15.9
                                                -----         -----         ------        ------
      Total Revenues                             95.2          95.5          195.9         201.0
                                                -----         -----         ------        ------

Costs and Expenses:
   Operating and maintenance                     18.5          19.0           38.0          38.6
   General and administrative                    16.0          12.2           31.6          27.7
   Depreciation and amortization                 14.9          13.1           28.9          18.6
   Taxes, other than income                       5.7           5.4           11.7          10.7
                                                -----         -----         ------        ------
                                                 55.1          49.7          110.2          95.6
                                                -----         -----         ------        ------

Operating Income                                 40.1          45.8           85.7         105.4
                                                -----         -----         ------        ------
Other Income:
   Equity in Earnings of
      Unconsolidated Affiliates                   2.5           5.6            4.9           9.7
   Other                                          1.0           1.1            2.9           1.8
                                                -----         -----         ------        ------
                                                  3.5           6.7            7.8          11.5
                                                -----         -----         ------        ------

Earnings Before Interest and Taxes              $43.6         $52.5         $ 93.5        $116.9
                                                =====         =====         ======        ======

                                                              (Billion Cubic Feet)
Volumes:
   Market transportation                          135           137            312           322
   Supply transportation                           90           103            179           198
                                                -----         -----         ------        ------
      Total Volumes                               225           240            491           520
                                                =====         =====         ======        ======

Second Quarter 1999 to Second Quarter 1998 Analysis

        Earnings before interest and taxes (EBIT) for the second quarter of 1999 decreased $8.9 million compared with the prior year. The decrease was primarily due to higher general and administrative expenses as a result of higher stock-based compensation expense in the 1999 period and an insurance cost adjustment in the 1998 period, higher depreciation expense as a result of higher plant balances in 1999 and lower equity in earnings of unconsolidated affiliates.

        Market transportation revenues increased due to recent expansions. Supply transportation revenues declined due to lower volumes at Sea Robin Pipeline Company. Equity in earnings of unconsolidated affiliates decreased primarily due to lower earnings at Destin Pipeline as a result of allowance for funds used during construction (AFUDC) capitalized in the 1998 period.

Six Months 1999 to Six Months 1998 Analysis

        EBIT decreased $23.4 million for the six months ending June 30, 1999 compared with the 1998 period. The decrease was primarily due to higher depreciation and amortization expense, the recognition of a royalty reserve reversal of $4.2 million in the 1998 period, higher general and administrative expenses, and lower equity in earnings of unconsolidated affiliates. Depreciation and amortization expenses increased primarily due to a $7.0 million pretax adjustment of the salvage value on certain fixed assets in the 1998 period and higher plant balances in 1999. General and administrative expenses increased in the 1999 period primarily due to higher stock-based compensation expense in the 1999 period and an insurance reserve reversal in the 1998 period. Equity in earnings of unconsolidated affiliates decreased primarily due to lower earnings at Destin Pipeline as a result of higher AFUDC capitalized in the 1998 period.

        Partially offsetting the decrease was the effect of higher market transportation revenues due to recent expansions. Supply transportation revenues declined due to lower volumes at Sea Robin Pipeline Company. Other income increased due to higher AFUDC equity and the sale of certain facilities.

Natural Gas Sales and Supply

        Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of its restructuring pursuant to FERC directives in past years, Southern terminated or renegotiated to market pricing virtually all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination or expiration of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Because Southern is primarily a gas transporter and does not realize significant margins on gas sales, the net of gas sales revenues and natural gas cost is included in other revenue.

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

Rate Matters

        Under terms of a settlement approved by the FERC, all of Southern Natural Gas' previously pending rate proceedings and proceedings to recover gas supply realignment and other transition costs associated with the implementation of FERC Order No. 636 were resolved. The settlement requires Southern Natural Gas to file a new rate case no later than September 1, 1999. Southern expects the rates filed in that rate case to become effective after normal suspension by the FERC on March 1, 2000, subject to refund upon settlement or final litigated conclusion of the rate case.

        In June 1999, in a case on remand from the Fifth Circuit Court of Appeals and in response to an application filed earlier by Southern's wholly owned subsidiary, Sea Robin Pipeline Company (Sea Robin), the FERC determined that Sea Robin performs a nonjurisdictional gathering function in part and a jurisdictional transmission function in part. Specifically, the FERC concluded that the two legs of Sea Robin's inverted Y-shaped pipeline system in the Gulf of Mexico upstream of the Vermilion Block 149 compressor station constitute gathering facilities, while a 66.3-mile, 36-inch pipeline downstream from the Vermilion 149 station to Erath, Louisiana is a transmission facility. In the order, the FERC required Sea Robin to file tariff sheets with separate gathering rates for the gathering services to be provided on the gathering segments of Sea Robin's system. Sea Robin has filed for an extension of time to make this tariff filing until the FERC makes a decision on rehearing.

Other Income Statement Items

                                                  Three Months                   Six Months
                                                 Ended June 30,                Ended June 30,
                                                1999          1998           1999          1998
                                                                 (In Millions)

Interest Expense, Net                           $ 8.2         $ 7.5          $16.8         $14.7

        Net interest expense increased in both the three-month and six-month periods of 1999 due to higher average debt levels. The increase was partially offset by a smaller provision for interest related to income taxes and the effect of lower average interest rates in the current period.

Income Tax Expense                              $13.8         $17.3          $29.7         $39.3

        Income tax expense decreased in the 1999 periods due to lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                                 Six Months
                                                                               Ended June 30,
                                                                             1999          1998
                                                                                (In Millions)

Operating Activities                                                        $ 84.0        $ 69.4

        Cash flow from operations increased $14.6 million compared to 1998. The change in depreciation is primarily due to the adjustments made in 1998 to reflect salvage value on certain fixed assets. Equity in earnings of unconsolidated affiliates was lower in 1999 compared to 1998 due to lower operating results at Destin (discussed earlier in the operating section). The change in reserves for regulatory matters is attributable to the reversal of a reserve in 1998 originally established for royalties on take-or-pay contract buyouts. The change in accounts receivable and accounts payable is primarily due to the timing of intercompany settlements. The change in accrued interest and income taxes primarily reflects the timing of an income tax payment.

Investing Activities                                                        $(66.7)       $(65.6)

        Net cash used in investing activities was $1.1 million higher in 1999 compared to 1998. Higher repayments of intercompany loans by Southern's parent, Sonat Inc., in the prior period were partially offset by lower capital expenditures and investments in the Destin pipeline joint venture in the current period.

                                                                                 Six Months
                                                                               Ended June 30,
                                                                             1999          1998
                                                                                (In Millions)

Financing Activities                                                        $(17.4)       $ (6.2)

        Net cash used in financing activities was higher in 1999 compared to 1998 due to the payment of an intercompany dividend to Southern's parent in the current period.

CAPITAL RESOURCES

        At June 30, 1999, Southern Natural Gas had bank lines of credit with a total capacity of $42.0 million, all of which was available. Southern Natural Gas also has a shelf registration statement with the Securities and Exchange Commission which provides for the issuance of up to $500.0 million in debt securities of which $100.0 million has been issued.

        Southern's capital expenditures and other investing requirements for 1999 are expected to total approximately $173 million. This amount reflects investments in unconsolidated affiliates, expansions and other projects.

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

        To answer the Year 2000 challenge, the Sonat Board of Directors directed that a corporate-wide initiative be undertaken. A consulting firm was engaged to assist in this effort. The Company has divided its Year 2000 project into assessment, remediation, testing, and contingency planning phases. During the assessment phase, the Company completed a comprehensive inventory of IT systems, embedded systems, equipment, computer hardware, and software that rely on a computer chip as well as service providers that could be impacted by the Year 2000 problem. For vendor-supplied items, the Company has contacted its vendors seeking written verification of Year 2000 readiness. In addition, the Company continues to communicate with its critical service providers and business partners such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks, and other suppliers of goods and services, to determine the extent to which the Company is vulnerable to the failure of those third-parties to remediate their Year 2000 issues.

        The remediation phase includes completing the replacement of mainframe systems with Year 2000-ready vendor packages on new client/server platforms and performing any required modifications and upgrades identified during the assessment phase. The testing phase involves testing systems for Year 2000 readiness. The Company has completed remediation and testing of its critical systems and has substantially completed remediation and testing of its non-critical systems.

        The Company relies on producers of natural gas, natural gas pipelines, natural gas distribution companies, and natural gas marketing companies. External infrastructure, such as electric, telecommunication and water service is also necessary for the Company's basic operations. Should any third party with which the Company has a material relationship fail, the impact could become a significant challenge to the Company's ability to perform its basic operations. Due to the nature of the Company's business, contingency plans are already in place for certain conditions, including plans to provide pipeline system reliability. The company has reviewed these existing plans and has developed additional plans as practicable for critical systems, service providers and business partners. A consulting firm was engaged to assist in this effort. These plans involve contingencies for failures that may result from the Year 2000 problem, and include plans to establish control centers to facilitate communications in the event of a telecommunications failure and staffing at selected locations on the Company's pipeline system.

        The estimated cost to the Company of the Year 2000 project for capital as well as general and administrative costs is expected to be less than $5 million. As of June 30, 1999, the Company has incurred approximately $2.0 million in Year 2000 project costs. The Company expects to fund Year 2000 expenditures from normal operations. The timing of expenditures is not indicative of readiness efforts or progress to date.

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

        Important factors that could cause actual results to differ include the requirements to receive various governmental approvals to proceed with expansion projects and LNG projects, and the execution of final agreements and unanticipated construction delays in connection with such projects. Realization of Southern's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of Southern's businesses, and changes in general economic conditions and the state of domestic capital markets. There can be no assurance that Destin will be able to timely connect new fields or that the production from those fields will allow it to meet its planned throughput objectives.

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


Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits1

Exhibit
Number                              Exhibits


12*        Computation of Ratio of Earnings to Fixed Charges

27*        Financial Data Schedule for the period ended June 30, 1999
-------------
*   Filed herewith

(b)     Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended June 30, 1999.





















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



Date:        August 11, 1999              By:   /s/ Thomas W. Barker, Jr.
       --------------------------              --------------------------
                                               Thomas W. Barker, Jr.
                                               Vice President-Finance




Date:        August 11, 1999              By:   /s/ Norman G. Holmes
       --------------------------              ---------------------
                                               Norman G. Holmes
                                               Vice President & Controller