Form 10-Q
period 1999-09-30
SOUTHERN NATURAL GAS CO
filed 1999-11-12
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number      1-2745

                          SOUTHERN NATURAL GAS COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             63-0196650
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                  El Paso Energy Building
                   1001 Louisiana Street
                      Houston, Texas                            77002
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number:                             (713) 420-2131

                               AmSouth-Sonat Tower
                            Birmingham, Alabama 35203
(Former name, former address and former fiscal year, if changed since last report)


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

                         COMMON STOCK, $3.75 PAR VALUE:

                  1,000 SHARES OUTSTANDING ON OCTOBER 31, 1999

         REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.

PART I.       Financial Information

              Item 1.      Financial Statements

                           Condensed Consolidated Balance Sheets
                              (Unaudited)--September 30, 1999 and
                              December 31, 1998                                                                1

                           Condensed Consolidated Statements of Income
                              (Unaudited)--Three Months and Nine Months Ended
                              September 30, 1999 and 1998                                                      2

                           Condensed Consolidated Statements of Cash Flows
                              (Unaudited)--Nine Months Ended
                              September 30, 1999 and 1998                                                      3

                           Notes to Condensed Consolidated Financial
                              Statements (Unaudited)                                                           4 - 7

              Item 2.      Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                                                       8 - 16

              Item 3.      Quantitative and Qualitative Disclosure About
                              Market Risk                                                                     17

PART II.      Other Information

              Item 5.      Legal Proceedings                                                                  18

              Item 6.      Exhibits and Reports on Form 8-K                                                   18

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,            December 31,
                                                                                    1999                     1998
                                                                                            (In Thousands)
                                     ASSETS
Current Assets:
    Cash                                                                           $       23                $      107
    Notes receivable from affiliates                                                   45,040                    67,329
    Accounts receivable                                                                84,187                    72,692
    Inventories                                                                        19,557                    20,190
    Gas imbalance receivables                                                           9,863                     5,675
    Other                                                                               2,817                       232
                                                                                   ----------                ----------
          Total Current Assets                                                        161,487                   166,225
                                                                                   ----------                ----------

Investments in Unconsolidated Affiliates and Other                                    168,602                   154,743
                                                                                   ----------                ----------

Plant, Property and Equipment                                                       2,770,460                 2,672,225
    Less accumulated depreciation and amortization                                  1,548,694                 1,533,990
                                                                                   ----------                ----------
                                                                                    1,221,766                 1,138,235
                                                                                   ----------                ----------

Deferred Charges and Other                                                            110,974                   106,924
                                                                                   ----------                ----------
                                                                                   $1,662,829                $1,566,127
                                                                                   ==========                ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Long-term debt due within one year                                             $      206                $    5,000
    Notes to affiliates                                                                24,214                     -
    Accounts payable                                                                   22,735                    25,463
    Accrued income taxes                                                                4,792                     3,123
    Other accrued taxes                                                                16,543                     4,782
    Accrued interest                                                                   21,681                    23,688
    Gas imbalance payables                                                             16,742                     9,231
    Other                                                                               9,741                    11,082
                                                                                   ----------                ----------
          Total Current Liabilities                                                   116,654                    82,369
                                                                                   ----------                ----------

Long-Term Debt                                                                        500,234                   500,000
                                                                                   ----------                ----------

Deferred Credits and Other:
    Deferred income taxes                                                             180,071                   164,482
    Other                                                                              59,010                    57,531
                                                                                   ----------                ----------
                                                                                      239,081                   222,013
                                                                                   ----------                ----------

Commitments and Contingencies

Stockholder's Equity:
    Common stock and other capital                                                     79,797                    79,722
    Retained earnings                                                                 727,063                   682,023
                                                                                   ----------                ----------
          Total Stockholder's Equity                                                  806,860                   761,745
                                                                                   ----------                ----------

                                                                                   $1,662,829                $1,566,127
                                                                                   ==========                ==========

                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months                        Nine Months
                                                                    Ended September 30,                Ended September 30,
                                                              1999               1998           1999                1998
                                                                                     (In Thousands)
Revenues:
    Transportation and storage                                 $ 90,942          $88,822          $278,221         $273,918
    Other                                                         4,423            4,527           13,034            20,432
                                                               --------          -------         --------          --------
                                                                 95,365           93,349           291,255          294,350
                                                               --------          -------          --------         --------

Costs and Expenses:
    Operating and maintenance                                    33,594           21,054            71,628           59,649
    General and administrative                                   20,598           14,812            52,159           42,510
    Depreciation and amortization                                15,307           13,647            44,252           32,186
    Taxes, other than income                                      5,683            5,335            17,345           16,055
                                                               --------          -------          --------         --------
                                                                 75,182           54,848           185,384          150,400
                                                               --------          -------          --------         --------

Operating Income                                                 20,183           38,501           105,871          143,950

Other Income, Net:
    Equity in earnings of
       unconsolidated affiliates                                  2,694            5,938             7,544           15,675
    Other, net                                                    2,327            2,002             5,262            3,749
                                                               --------          -------          --------         --------
                                                                  5,021            7,940            12,806           19,424
                                                               --------          -------          --------         --------

Earnings Before Interest and Taxes                               25,204           46,441           118,677          163,374

Interest:
    Interest income, primarily
       from affiliates                                              990              269             3,096            2,838
    Interest expense                                             (9,758)          (9,210)          (29,573)         (27,485)
    Interest capitalized                                            698              850             1,631            1,816
                                                               --------          -------          --------         --------
                                                                 (8,070)          (8,091)          (24,846)         (22,831)
                                                               --------          -------          --------         --------

Income before Income Taxes                                       17,134           38,350            93,831          140,543

Income Tax Expense                                                6,644           14,599            36,391           53,944
                                                               --------          -------          --------         --------

Net Income                                                     $ 10,490          $23,751          $ 57,440         $ 86,599
                                                               ========          =======          ========         ========















                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Nine Months
                                                                                          Ended September 30,
                                                                                     1999                       1998
                                                                                             (In Thousands)
Cash Flows from Operating Activities:
    Net income                                                                      $  57,440                 $  86,599
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                44,252                    32,186
          Deferred income taxes                                                        15,590                    21,676
          Equity in earnings of unconsolidated
              affiliates, less distributions                                           (1,294)                  (12,175)
          Reserves for regulatory matters                                                (194)                   (4,431)
          Change in working capital                                                    (2,770)                   (2,560)
          Other                                                                        13,391                   (12,766)
                                                                                    ---------                 ---------
              Net cash provided by operating
                 activities                                                           126,415                   108,529
                                                                                    ---------                 ---------

Cash Flows from Investing Activities:
    Plant, property and equipment additions                                          (145,351)                 (160,297)
    Notes receivable from affiliates                                                   22,289                    25,895
    Investments in unconsolidated affiliates and other                                (10,691)                  (70,657)
                                                                                    ---------                 ---------
              Net cash used in investing activities                                  (133,753)                 (205,059)
                                                                                    ---------                 ---------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                             -                      100,000
    Payments of long-term debt                                                         (4,560)                   (6,220)
    Changes in short-term borrowings from affiliates                                   24,214                      -
    Dividends paid                                                                    (12,400)                     -
                                                                                    ---------                 ---------
              Net cash provided by financing activities                                 7,254                    93,780
                                                                                    ---------                 ---------

Net Decrease in Cash                                                                      (84)                   (2,750)

Cash at Beginning of Period                                                               107                     2,905
                                                                                    ---------                 ---------

Cash at End of Period                                                               $      23                 $     155
                                                                                    =========                 =========

Supplemental Disclosures of Cash Flow Information
Cash Paid for:
    Interest (net of amount capitalized)                                            $  29,024                 $  23,705
    Income taxes paid, net                                                             19,057                    29,119













                             See accompanying notes.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         Southern Natural Gas Company (Southern) became a wholly owned subsidiary of El Paso Energy Corporation (El Paso Energy) effective October 25, 1999. Prior to this date, Southern was a wholly owned subsidiary of Sonat Inc. (Sonat).

         In connection with the merger of its parent, Sonat, with El Paso Energy, Southern has been required by the Federal Trade Commission (FTC) to divest its wholly owned subsidiary, Sea Robin Pipeline Company (Sea Robin) and its one-third interest in Destin Pipeline Company, L.L.C. (Destin). These divestitures are expected to be completed by the end of the first quarter of 2000, and are not material to Southern's operations.

         The accompanying condensed consolidated financial statements of Southern have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by such instructions. In the opinion of management, all adjustments, including those of a normal recurring nature, have been made that are necessary for a fair presentation of the results for the interim periods presented herein.

         Certain amounts in the 1998 condensed consolidated financial statements and notes have been reclassified to conform with the 1999 presentation.

2.       Unconsolidated Affiliates

         Southern owns a one-third interest in Destin and a subsidiary of Southern owns 50 percent of Bear Creek Storage Company (Bear Creek).

         The following is summarized income statement information for Bear Creek. No provision for income taxes has been included since its income taxes are paid directly by the joint-venture participants.

                                                                     Three Months                       Nine Months
                                                                 Ended September 30,                Ended September 30,
                                                                 -------------------                -------------------
                                                           1999             1998              1999              1998
                                                           ----             ----              ----              ----
                                                                                (In Thousands)

Revenues                                                   $8,995            $8,882           $27,018           $26,732
Expenses:
    Operating expenses                                      1,071             1,533             3,332             5,286
    Depreciation                                            1,366             1,361             4,090             4,080
    Other expenses, net                                       972             1,112             2,880             3,420
                                                           ------            ------            ------           -------

Income Reported                                            $5,586            $4,876           $16,716           $13,946
                                                           ======            ======           =======           =======

         The following are summarized results of operations for Destin. No provision for income taxes has been included since its income taxes are paid directly by joint venture participants.

                                                                     Three Months                       Nine Months
                                                                 Ended September 30,                Ended September 30,
                                                                 -------------------                -------------------
                                                           1999             1998              1999              1998
                                                           ----             ----              ----              ----
                                                                                (In Thousands)

Revenues                                                   $8,766           $ 3,632           $18,692          $  8,425
Expenses:
    Operating expenses                                      1,606               222             4,985               222
    Depreciation                                            4,732                95             9,547                95
    Interest and other                                      2,631            (6,829)            6,527           (17,437)
                                                           ------           -------           -------          --------

Income (Loss) Reported                                     $ (203)          $10,144           $(2,367)         $ 25,545
                                                           ======           =======           =======          ========

3.       Debt and Notes To and From Affiliates

         As part of Sonat's cash management program, Southern could either loan funds to or borrow funds from Sonat. Notes receivable and payable were in the form of demand notes with rates reflecting Sonat's return on funds loaned to its subsidiaries, average short-term investment rates and cost of borrowed funds. In certain circumstances, these notes were subordinated in right of payment to amounts payable by Sonat under certain long-term credit agreements. As of the date of the merger described in Note 1, a similar program was established with El Paso Energy.

         At September 30, 1999, Southern had available short-term lines of credit of $42.0 million available through May 29, 2000. Borrowings are available for a period of not more than 364 days and are in the form of unsecured promissory notes that bear interest at rates based on the banks' prevailing prime, international or money-market lending rates. At September 30, 1999, no amounts were outstanding under these lines of credit.

4.       Rate Matters and Contingencies

         In August 1999 Southern filed a $17 million rate increase with the Federal Energy Regulatory Commission (FERC) based on system costs and throughput during the base period ended April 30, 1999. The filing complies with a moratorium provision contained in a comprehensive rate settlement approved by the FERC in September 1995 that required Southern to file a general rate case no earlier than March 1, 1998, and no later than September 1, 1999. A primary reason for the proposed rate increase is an increase in rate base attributable to non-expansion capital expenditures for facilities that have entered or will enter into service before the end of the test period on January 31, 2000.

         In the filing, Southern proposed to continue to use the straight-fixed-variable rate design method, zone of delivery reservation rates calculated with reference to current zonal boundaries, derivation of interruptible transportation rates based on firm rates at 100 percent load factor (using a zone matrix methodology), and allocation of total storage costs between pipeline transportation services and unbundled storage services based on the so-called Equitable methodology. In addition, Southern proposed to roll in the costs of certain expansion facilities, reduce the depreciation rates for offshore transmission and underground storage plant, reduce the load factor used in deriving small shipper rates, and remove certain tariff provisions that have expired or become obsolete.

         A number of customers and other parties filed protests to Southern's rate increase. The most frequent protests involve the potential for reduction in rates because of the El Paso/Sonat merger, the reasonableness of Southern's filed return on common equity, and the rolled-in rate treatment of the North Alabama Pipeline Project. On September 29, 1999, the FERC issued an order setting most issues for hearing and suspending Southern's filed rates for five months, until March 1, 2000. In its order, the FERC also held that Southern retained the presumption of roll-in for the North Alabama Pipeline Project because the rate impact remained below five percent despite capital cost overruns during construction.

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

                                                                             September 30,             December 31,
                                                                                  1999                     1998
                                                                                       (In Thousands)
    Regulatory Assets:
       SFAS No. 109 Tax Gross-Up                                                $26,075                 $23,319
       Unrecovered Depreciation,                                                 14,121                  14,053
       Work Force Reduction                                                       3,774                   5,574
       Charitable Donation                                                        6,318                   6,994
       Cash Out Differential                                                      3,825                   4,511
       Other                                                                      7,115                   6,987
                                                                                -------                 -------
                                                                                $61,228                 $61,438
                                                                                =======                 =======

    Regulatory Liabilities:
       Excess Deferred Taxes Due Customers                                      $ 2,568                 $ 3,735
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Southern became a wholly owned subsidiary of El Paso Energy effective October 25, 1999. Prior to this date, Southern was a wholly owned subsidiary of Sonat.

         In connection with the merger of its parent, Sonat, with El Paso Energy, Southern has been required by the FTC to divest its wholly owned subsidiary, Sea Robin and its one-third interest in Destin. These divestitures are expected to be completed by the end of the first quarter of 2000, and are not material to Southern's operations.

RESULTS OF OPERATIONS

         The principal business of Southern is the transmission and storage of natural gas in interstate commerce in the southeastern United States. Southern is actively pursuing opportunities to expand its pipeline system in its traditional market areas and to connect new gas supplies.

         In December 1997 an affiliate of AGL Resources, Inc. (AGL) and Southern formed a 50/50 joint venture, Etowah LNG Company, L.L.C. (Etowah), to construct, own, and operate a new LNG peaking facility in Polk County, Georgia. Peaking services provide supplemental gas supplies on days when demand is highest, typically during the winter. The proposed plant was to connect directly into AGL's principal natural gas distribution subsidiary, AGLC, and Southern's pipeline. Etowah had planned to provide natural gas storage and peaking services to AGLC and the City of Austell, Georgia. AGLC had subscribed for two-thirds of the anticipated deliverability capacity from Etowah for a term of 20 years. The agreement for Etowah to provide services to AGLC included, however, provisions allowing AGLC to terminate the agreement if it did not receive a satisfactory order from the Georgia Public Service Commission (Georgia PSC) or if AGLC otherwise determined it should not proceed with the agreement. In September 1998 the Georgia PSC issued an order approving the agreement, but allowed for further review of it. At that time the parties extended the time period during which AGLC may terminate the agreement and suspended work on the project. Etowah has now given AGLC an extension until October 15, 2000, to make a final decision whether to terminate the agreement. If the agreement were terminated, AGLC would be obligated to reimburse Etowah for all of its costs incurred in the project.

         Units of Shell Oil Company (Shell) and BP Amoco Corporation (BP Amoco) are equal partners with Southern in the ownership of Destin. Destin owns a 223-mile, 1 billion cubic feet per day interstate pipeline system that transports natural gas from the growing eastern Gulf of Mexico production area, which was placed fully in service in March 1999. An additional 31-mile extension was placed in service in May 1999. Pursuant to a settlement with the FTC relating to Sonat's merger with El Paso Energy, El Paso Energy has agreed to cause Southern to dispose of its interest in Destin.

         Construction is progressing on Southern's expansion project to North Alabama. The 122-mile, 78 million-cubic-foot-per-day expansion is expected to be in service in late 1999.

         Southern LNG Inc., a subsidiary of Southern, filed an application with the FERC in July 1999 to reactivate its liquefied natural gas (LNG) marine receiving terminal located on Elba Island, near Savannah, Georgia. The Elba Island terminal has been out of service since 1982. Sonat Energy Services Inc. (Sonat Energy Services), another El Paso subsidiary, was awarded a 22-year service agreement for all of Elba Island's terminaling, storage, and vaporization capacity. The Elba Island terminal is capable of achieving a peak sendout of 540 million cubic feet of natural gas per day and a baseload sendout of 330 million cubic feet of natural gas per day. It is estimated that the capital cost associated with recommissioning the Elba Island terminal will be approximately $26 million.

         Sonat Energy Services plans to import LNG from Trinidad through the Elba Island terminal. Shipment of the LNG to Elba Island will be arranged by the sellers of the LNG, who are a group of producers led by British Gas Trinidad and Tobago Limited. Deliveries are estimated to commence in mid-2002 and will provide approximately 80 Bcf of natural gas per year through the Elba Island terminal for a primary term of 17 years. The supply arrangement could be extended for an additional term of five years. Depending upon operating and market conditions, Sonat Energy Services can handle additional LNG volumes from Trinidad or other sources through its contracted capacity in the reactivated facility. Because of increasing natural gas demand in the Southeast, Southern expects to initiate several pipeline expansion projects over the next several years. The Elba Island terminal is located on the eastern end of Southern's service territory, making it a strategically valuable source of natural gas supply for Southern's market. Not only is the terminal's reactivation expected to serve as a source of supply for future expansions within its current service territory, but it could also serve as a source of supply for the expansion of the Southern pipeline system to new markets.

         Southern's  Elba  Island   reactivation   and  Sonat  Energy  Services'
importation project are subject to several conditions, including U.S. and Trinidadian governmental approvals, the execution of final agreements, the finalization of plans relating to shipping, and the expansion of its LNG facility in Trinidad by Atlantic LNG Company of Trinidad and Tobago.

         The City of Dalton and Atlanta Gas Light Company (AGLC) filed protests raising issues regarding the rates on Southern's pipeline. Enron Americas LNG Company (Enron) challenged the open season conducted by Southern with respect to the Elba Island reactivation under theories of undue discrimination and affiliate preference. A term sheet settling Enron's protest was executed on October 13, 1999, and Enron filed a notice of withdrawal of its protest with the FERC on the same day. Under the settlement, Southern LNG will be obligated to file a certificate application to expand vaporization capability and to install blending facilities following exercise of an option by Enron in 2000.

         Southern had previously announced plans to form a 50/50 joint venture with Carolina Power & Light Company (CP&L) to construct, own, and operate a natural gas pipeline, to be known as the Palmetto Interstate Pipeline, from Southern's pipeline system to a delivery point in North Carolina. CP&L has advised Southern that its need for additional pipeline transportation have been delayed and that it will also evaluate other competing pipeline proposals. Consequently, work on this project has been indefinitely suspended. In the third quarter of 1999, Southern charged to general and administrative expense approximately $3 million related to this project. Southern is unable to predict whether or at what time this project may go forward.

Operations

                                                                    Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                               ---------------------              --------------------
                                                           1999             1998              1999              1998
                                                           ----             ----              ----              ----
                                                                                 (In Millions)
Revenues:
    Market transportation and
       storage                                             $80.2             $77.7           $246.0            $239.1
    Supply transportation                                   10.7              11.1             32.2              34.8
    Other                                                    4.5               4.6             13.1              20.5
                                                           -----             -----           ------            ------
       Total Revenues                                       95.4              93.4            291.3             294.4
                                                           -----             -----           ------            ------

Costs and Expenses:
    Operating and maintenance                               33.6              21.0             71.6              59.6
    General and administrative                              20.6              14.8             52.2              42.5
    Depreciation and amortization                           15.4              13.6             44.3              32.2
    Taxes, other than income                                 5.6               5.4             17.3              16.1
                                                           -----             -----           ------            ------
                                                            75.2              54.8            185.4             150.4
                                                           -----             -----           ------            ------

Operating Income                                            20.2              38.6            105.9             144.0
Other Income:
    Equity in earnings of
       unconsolidated affiliates                             2.6               6.0              7.5              15.7
    Other                                                    2.4               1.9              5.3               3.7
                                                           -----             -----           ------            ------
                                                             5.0               7.9             12.8              19.4
                                                           -----             -----           ------            ------

Earnings Before Interest and Taxes                         $25.2             $46.5           $118.7            $163.4
                                                           =====             =====           ======            ======

                                                                             (Billion Cubic Feet)
Volumes:
    Market transportation                                    141               140              452               462
    Supply transportation                                     90                85              269               283
                                                           -----             -----           ------            ------
       Total Volumes                                         231               225              721               745
                                                           =====             =====           ======            ======

Third Quarter 1999 to Third Quarter 1998 Analysis

         Earnings before interest and taxes (EBIT) for the third quarter of 1999 decreased $21.3 million compared with the comparable period of the prior year. The decrease was primarily due to higher operating and maintenance expense resulting from a $10 million reserve established due to expected lower cost recovery related to a pipeline expansion, higher general and administrative expense, higher depreciation expense and lower equity in earnings of unconsolidated affiliates. General and administrative expense was higher in 1999 primarily due to $3 million of expenses related to Southern's Palmetto project, $3 million of benefits related charges and higher stock-based compensation. Depreciation expense increased due to higher plant balances in 1999. Equity in earnings of unconsolidated affiliates decreased primarily due to lower earnings at Destin Pipeline as a result of AFUDC capitalized in the 1998 period.

         Market transportation revenues increased due to increased volumes associated with recent expansions. Supply transportation revenues declined due to lower volumes at Sea Robin, partially offset by the effect of higher volumes at Southern.

Nine Months 1999 to Nine Months 1998 Analysis

         EBIT decreased $44.7 million for the nine months ending September 30, 1999 compared with the 1998 period. The decrease was primarily due to higher operating and maintenance expense, higher depreciation expense, higher general and administrative expense, and lower equity in earnings of unconsolidated affiliates. Operating and maintenance expense increased primarily due to the establishment of the $10 million reserve discussed above and the recognition of a royalty reserve reversal of $4.2 million in the 1998 period. Depreciation expense increased primarily due to a $7.0 million pretax adjustment of the salvage value of certain fixed assets in the 1998 period and higher plant balances in 1999. General and administrative expense increased primarily due to expenses related to the Palmetto project, benefits related charges and higher stock-based compensation expense. Equity in earnings of unconsolidated affiliates decreased primarily due to lower earnings at Destin Pipeline as a result of higher AFUDC capitalized in the 1998 period.

         Partially  offsetting  the  decrease  was the  effect of higher  market transportation revenues due to increased volumes associated with recent expansions. Supply transportation revenues declined due to lower volumes at Sea Robin. Other income increased primarily due to the sale of certain facilities.

Natural Gas Sales and Supply

         Sales by Southern of natural gas are anticipated to continue only until Southern's remaining supply contracts expire, are terminated, or are assigned. As a result of its restructuring pursuant to FERC directives in past years, Southern terminated or renegotiated to market based pricing virtually all of its gas supply contracts through which it had historically obtained its long-term gas supply. Pending the termination or expiration of the few remaining supply contracts, Southern's remaining gas supply is being sold on a month-to-month basis. Because Southern is primarily a gas transporter and does not realize significant margins on gas sales, the net of gas sales revenues and natural gas cost is included in other revenue.

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

Rate Matters

         Under terms of a settlement approved by the FERC, all of Southern's previously pending rate proceedings and proceedings to recover gas supply realignment and other transition costs associated with the implementation of FERC Order No. 636 were resolved. The settlement required Southern to file a new rate case no later than September 1, 1999. In accordance with this settlement, Southern filed a rate case in August 1999. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a complete description of this rate proceeding.

         In June 1999, in a case on remand from the Fifth Circuit Court of Appeals and in response to an application filed earlier by Sea Robin, the FERC determined that Sea Robin performs a nonjurisdictional gathering function in part and a jurisdictional transmission function in part. Specifically, the FERC concluded that the two legs of Sea Robin's inverted Y-shaped pipeline system in the Gulf of Mexico upstream of the Vermilion Block 149 compressor station constitute gathering facilities, while a 66.3-mile, 36-inch pipeline downstream from the Vermilion 149 station to Erath, Louisiana is a transmission facility. In the order, the FERC required Sea Robin to file tariff sheets with separate gathering rates for the gathering segments of its system. In August 1999, Sea Robin received an extension of time to make this tariff filing until the FERC decides on Sea Robin's application for rehearing.

         On September 29, 1999, the FERC rejected on procedural grounds proposed tariff sheets filed by Destin, as a limited Section 4 proceeding, that contained a rate increase in its FT-1, FT-2, and IT rate schedules to reflect a $78.5 million increase in the actual cost of construction of its facilities, which rate increase was to be mitigated by a proposed lower depreciation rate. The Commission's rejection of the proposed changes does not preclude or restrict Destin from filing to seek such changes under a general Section 4 rate change. Destin may seek rehearing of the order, but cannot predict the outcome of any rehearing request.

Other Income Statement Items

                                                               Three Months                         Nine Months
                                                            Ended September 30,                 Ended September 30,
                                                           1999             1998              1999              1998
                                                                                (In Millions)

Interest Expense, Net                                      $(8.1)            $(8.1)          $(24.8)           $(22.8)

         Net interest expense was flat in the three-month period of 1999. The effect of higher average debt levels was offset by higher interest income resulting from higher average loan balances to affiliates and a smaller provision for interest related to income taxes.

         Net interest expense increased in the nine-month period of 1999 due to higher average debt levels. The increase was partially offset by a smaller provision for interest related to income taxes and the effect of lower average interest rates.

                                                               Three Months                         Nine Months
                                                            Ended September 30,                 Ended September 30,
                                                           1999             1998              1999              1998
                                                                                (In Millions)

Income Tax Expense                                         $ 6.6             $14.6           $ 36.4            $ 53.9

         Income tax expense decreased in the 1999 periods due to lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                                                                                                    Nine Months
                                                                                                Ended September 30,
                                                                                              1999              1998
                                                                                                   (In Millions)

Operating Activities                                                                        $ 126.4            $108.5

         Cash flow from operations increased $17.9 million compared to 1998. This increase was due to the change in items discussed below. The change in depreciation is primarily due to the adjustments made in 1998 to reflect salvage value on certain fixed assets. Equity in earnings of unconsolidated affiliates was lower in 1999 compared to 1998 due to lower operating results at Destin
(discussed  earlier  in the  operating  section).  The  change in  reserves  for regulatory matters is attributable to the reversal of a reserve in 1998 originally established for royalties on take-or-pay contract buyouts. In the 1999 period, the caption Other includes $16 million of reserve provisions related to pipeline expansions and other charges (discussed earlier in the operating section).

                                                                                                    Nine Months
                                                                                                Ended September 30,
                                                                                              1999              1998
                                                                                                   (In Millions)

Investing Activities                                                                        $(133.8)          $(205.1)

         Net cash used in investing activities was $71.3 million lower in 1999 compared to 1998. The change was primarily attributable to lower investments in the Destin pipeline joint venture and capital expenditures in the current period.

                                                                                                    Nine Months
                                                                                                Ended September 30,
                                                                                              1999              1998
                                                                                                   (In Millions)

Financing Activities                                                                        $   7.3           $  93.8

         Net cash provided by financing activities decreased $86.5 million in 1999 compared to 1998 primarily due to the issuance of $100.0 million in notes in the prior period and intercompany borrowings and the payment of a dividend to Southern's parent in the current period.

Capital Resources

         At September 30, 1999, Southern had bank lines of credit with a total capacity of $42.0 million, all of which was available. Southern also has a shelf registration statement with the Securities and Exchange Commission which provides for the issuance of up to $500.0 million in debt securities of which $100.0 million has been issued.

         Southern's capital expenditures and other investing requirements for 1999 are expected to total approximately $168 million. This amount reflects investments in unconsolidated affiliates, expansions and other projects.

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

         To answer the Year 2000 challenge, the Sonat Board of Directors directed that a corporate-wide initiative be undertaken in which the Company is participating. A consulting firm was engaged to assist in this effort. The Company has divided its Year 2000 project into assessment, remediation, testing, and contingency planning phases. During the assessment phase, the Company completed a comprehensive inventory of IT systems, embedded systems, equipment, computer hardware, and software that rely on a computer chip as well as service providers that could be impacted by the Year 2000 problem. For vendor-supplied items, the Company has contacted its vendors seeking written verification of Year 2000 readiness. In addition, the Company continues to communicate with its critical service providers and business partners such as natural gas suppliers, pipelines, electric utilities, telecommunication service providers, banks, and other suppliers of goods and services, to determine the extent to which the Company is vulnerable to the failure of those third-parties to remediate their Year 2000 issues.

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

         The estimated cost to the Company of the Year 2000 project for capital as well as general and administrative costs is expected to be less than $5 million. As of September 30, 1999, the Company has incurred approximately $2.4 million in Year 2000 project costs. The Company expects to fund Year 2000 expenditures from normal operations. The timing of expenditures is not indicative of readiness efforts or progress to date.

         The above disclosure is a "Year 2000 Readiness Disclosure" made with the intention to comply fully with the Year 2000 Information and Readiness Disclosure Act of 1998, Pub. L. No. 105-271, 112 Stat, 2386, signed into law October 19, 1998. All statements made herein shall be construed within the confines of that Act. To the extent that any reader of the above year 2000 Readiness Disclosure is other than an investor or potential investor in the company's - or an affiliate's - equity or debt securities, this disclosure is made for the sole purpose of communicating or disclosing information aimed at correcting, helping to correct and/or avoiding Year 2000 failures.

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

         Important factors that could cause actual results to differ include the requirements to receive various governmental approvals, including the outcome of current proceedings before the FERC, to proceed with expansion projects and LNG projects, and the execution of final agreements and unanticipated construction delays in connection with such projects. Realization of Southern's objectives and expected performance can also be adversely affected by the actions of customers and competitors, changes in governmental regulation of Southern's businesses, and changes in general economic conditions and the state of domestic capital markets.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

         Financial instruments of Southern expose it to interest rate risk. Southern's entire portfolio of interest rate risk instruments is classified as non-trading.

         Southern's interest income and interest expense on intercompany loans are sensitive to changes in the level of short-term interest rates in the United States. In general, Southern either loans excess funds to El Paso Energy or repays its short-term borrowings. Excess cash generated by or contributed to joint venture projects is invested on a short-term basis pending distribution or expenditure on capital projects.

                           PART II. OTHER INFORMATION

Item 5.  Legal Proceedings

         Quinque Operating Company v. Gas Pipelines is a class action suit filed in state court in Stevens County, Kansas in September 1999. Plaintiff filed suit on behalf of itself and all gas producers, royalty owners, overriding royalty owners, working interest owners, and state taxing authorities against 233 pipeline, gathering, marketing, processing, and exploration and production companies, including Southern Natural Gas, Sea Robin, Sonat Exploration, and Sonat Marketing. Plaintiff alleges that the members of the class have been underpaid by the defendants due to the mismeasurement of gas volumes and the heating content of gas on non-federal and non-Native American lands. The case has been removed to federal court. This suit makes similar allegations to those raised in Grynberg v. Southern Natural Gas, et al. regarding federal and Native American lands, which is discussed in "Item 3. Legal Proceedings" in Part I of the Company's Report on Form 10-K for the Year Ended December 31, 1998. As in Grynberg, management believes these claims are without merit and intends to defend the suit vigorously and believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits(1)

Exhibit
Number                                      Exhibits

12*           Computation of Ratio of Earnings to Fixed Charges

27*           Financial Data Schedule for the period ended September 30, 1999
------------------
*   Filed herewith

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on November 1, 1999, reporting certain information under Item 1 relating to the change of control of the Company whereby Sonat, formerly the direct parent of the Company, merged into El Paso Energy pursuant to the Second Amended and Restated Agreement and Plan of Merger dated March 13, 1999, between Sonat and El Paso Energy.

         The Company filed a report on Form 8-K on November 4, 1999, reporting certain information under Item 4 regarding the change of its certified accountant.



------------------
(1) The Company will furnish to requesting security holders the exhibits on this list upon the payment of a fee of $.10 per page up to a maximum of $5.00 per exhibit. Requests must be in writing and should be addressed to R. David Hendrickson, Secretary, Southern Natural Gas Company, P. O. Box 2563, Birmingham, Alabama 35202-2563.

                  SOUTHERN NATURAL GAS COMPANY AND SUBSIDIARIES




                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Southern Natural Gas Company



Date:       November 12, 1999         By:    /s/ H. Brent Austin
       ---------------------------          --------------------
                                            H. Brent Austin
                                            Executive Vice President and
                                                 Chief Financial Officer




Date:       November 12, 1999         By:    /s/ Jeffrey I. Beason
       ---------------------------          ----------------------
                                            Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)