Form 10-K405
period 1999-12-31
SOUTHERN NATURAL GAS CO
filed 2000-03-06
CIK 92232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
(MARK ONE)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                           COMMISSION FILE NO. 1-2745

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 420-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                 ON WHICH REGISTERED
         -------------------                ---------------------
7.85% Notes due 2002..................  New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
OF THE REGISTRANT:                             .............................NONE

     INDICATE THE NUMBER OF SHARE OUTSTANDING AT EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $3.75 per share. Shares outstanding on March 3, 2000: 1,000

     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
Glossary..............................................................   ii

                                     PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................    4
Item  3.  Legal Proceedings...........................................    4
Item  4.  Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    5
Item  6.  Selected Financial Data.....................................    *
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    6
          Cautionary Statement for Purposes of the "Safe Harbor"
          Provisions of the Private Securities Litigation Reform Act
          of 1995.....................................................    7
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    8
Item  8.  Financial Statements and Supplementary Data.................    9
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   26

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    *
Item 13.  Certain Relationships and Related Transactions..............    *

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   26
          Signatures..................................................   28

---------------

* No response to this item is included herein for the reason that no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

Company...........................  Southern Natural Gas Company and its subsidiaries
Bcf...............................  Billion cubic feet
El Paso...........................  El Paso Energy Corporation, the parent company of Southern Natural
                                    Gas Company
FERC..............................  Federal Energy Regulatory Commission
MMcf(/d)..........................  Million cubic feet (per day)
SNG...............................  Southern Natural Gas Company, a wholly owned subsidiary of El Paso
                                    Energy Corporation after its merger with Sonat Inc. in October 1999

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     SNG, a Delaware corporation, is a wholly owned subsidiary of El Paso. Prior to El Paso's October 1999 merger with Sonat Inc., SNG was a wholly owned subsidiary of Sonat Inc. The major business of the Company consists of the interstate transportation and storage of natural gas. It conducts its business activities through four natural gas pipeline systems, a storage and a terminalling facility, each of which is discussed below:

     The SNG system. The SNG system consists of approximately 7,300 miles of interstate natural gas pipelines with a design capacity of 2,632 MMcf/d. During 1999, SNG transported volumes averaging approximately 73 percent of its capacity. SNG's interstate pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, including the city of Atlanta, South Carolina and Tennessee. SNG is the principal pipeline supplier to the growing southeastern markets of Alabama and Georgia.

     South Georgia Natural Gas system. The South Georgia Natural Gas system ("South Georgia"), consists of 910 miles of interstate natural gas pipelines with a design capacity of 130 MMcf/d. During 1999, South Georgia transported volumes averaging approximately 80 percent of its capacity. The South Georgia system interconnects with the SNG system in eastern Alabama and extends from eastern Alabama through southern Georgia to the Florida panhandle.

     Sea Robin Pipeline Company. The Sea Robin Pipeline ("Sea Robin") system consists of a 430 mile interstate natural gas pipeline system with a design capacity of 1,000 MMcf/d located off shore Louisiana in the Gulf of Mexico. During 1999, Sea Robin transported volumes averaging 57 percent of its capacity.

     Destin Pipeline Company, L.L.C. Destin Pipeline Company ("Destin") is owned one-third by SNG. Destin owns a 254 mile interstate pipeline system with a design capacity of 1,000 MMcf/d that transports natural gas from the growing eastern Gulf of Mexico production area. Destin's pipeline system was partially completed and in service in September 1998 and was fully in service in March 1999. During 1999, Destin transported volumes averaging 40 percent of its capacity.

     Southern LNG, Inc. Southern LNG is a liquified natural gas receiving terminal, located on Elba Island, near Savannah, Georgia, capable of achieving a peak sendout of 540 MMcf/d and a base load sendout of 333 MMcf/d. Inactive since the early 1980s, Southern LNG filed an application with FERC in July 1999 to reactivate the receiving terminal.

     Bear Creek Storage. The Company and Tennessee Gas Pipeline Company, a wholly owned subsidiary of El Paso, each own a 50 percent interest in Bear Creek Storage Company ("Bear Creek"), which owns and operates an underground natural gas storage facility located in Louisiana. Services are provided pursuant to the authorization and subject to the jurisdiction of FERC. Bear Creek has a capacity of 50 Bcf of base gas and 57 Bcf of working storage capacity. Bear Creek's storage capacity is committed equally to Tennessee Gas Pipeline Company and SNG under long-term contracts.

     During the first quarter of 2000, the Company will complete the sale of Sea Robin as well as its one-third interest in Destin to comply with a Federal Trade Commission order related to El Paso's merger with Sonat Inc.

                             REGULATORY ENVIRONMENT

     SNG and its subsidiaries, Destin and Bear Creek, are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 and each operates under separate FERC approved tariffs. These FERC approved tariffs establish rules, terms, and conditions under which each system provides services to its customers.

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. On February 9, 2000, the FERC issued a final ruling in response to the NOPR. Among other things, the rule (i) allows pipelines to file to implement peak and off-peak rates; (ii) removes the price cap for released capacity; (iii) requires pipelines to make changes to their tariffs regarding customer imbalances, penalties and pipeline operations; and (iv) increases the amount and type of information that pipelines must make available to the FERC and its customers.

     In August 1999, SNG filed a $17 million rate increase with FERC based on system costs and throughput during the base period ended April 30, 1999. The matter is pending before FERC.

     The Company's interstate systems are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes pipeline and liquified natural gas plant safety requirements, and the National Environmental Policy Act and other environmental legislation. Each of the systems has a continuing program of inspection designed to keep all of the facilities in compliance with pollution control and pipeline safety requirements, and the Company believes that its systems are in substantial compliance with applicable requirements.

                            MARKETS AND COMPETITION

     The Company's interstate systems face varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Such restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     SNG's customers include distribution and industrial customers, electric generation companies, gas producers, other gas pipelines and gas marketing and trading companies. SNG provides transportation services in both its gas supply and market areas. SNG's contracts to provide firm transportation service for its customers are for varying amounts and periods of time. Substantially all of the firm transportation capacity currently available in SNG's two largest market areas is fully subscribed. The significant customers served by SNG during 1999 included (i) Atlanta Gas Light Company, with capacity of 954 MMcf/d under contracts that expire beginning in 2001 through 2007, with the majority expiring in 2002, (ii) Alabama Gas Corporation with capacity of 384 MMcf/d under contracts that expire beginning in 2002 through 2008, with the majority expiring in 2008, and (iii) South Carolina Pipeline Corporation with capacity of 188 MMcf/d under contract which expires primarily in 2003. Nearly all of SNG's firm transportation contracts contain evergreen provisions that automatically extend the term for additional months or years unless notice of termination is given by one of the parties. Contracts representing approximately 43 percent of SNG's firm transportation capacity are due to expire during 2002 or 2003. This capacity is expected to be placed under a combination of long-term and short-term contracts.

     Competition among pipelines is strong in a number of SNG's key markets. Customers purchase gas supply from producers and gas marketing companies in unregulated transactions and contract with SNG for transportation services to deliver this supply to their markets. SNG's three largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines. In addition, SNG competes with several pipelines for the transportation business of many of its other customers. The competition with such pipelines is intense, and SNG has at times discounted its transportation rates in order to maintain market share.

                                 ENVIRONMENTAL

     A description of the Company's environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.

                                   EMPLOYEES

     The Company had approximately 600 full-time employees on December 31, 1999. The Company has no collective bargaining arrangements, and no significant changes in the workforce have occurred since December 31, 1999.

ITEM 2. PROPERTIES

     A description of the Company's properties is included in Item 1, Business and is incorporated herein by reference.

     The Company is of the opinion that it has satisfactory title to the properties owned and used in its businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. The Company believes that its physical properties are adequate and suitable for the conduct of its business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of SNG's common stock, par value $3.75 per share (the "Common Stock"), is owned by El Paso and, accordingly, there is no public trading market for such securities.

     Dividends in such amounts as may be determined by the Board of Directors of SNG may be declared and paid on the Common Stock from time to time out of any funds legally available therefore. During 1999, the Company paid cash dividends on its common stock of $12 million to its parent.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item is presented pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    GENERAL

     The Company has incurred $90 million of charges related to El Paso's October 1999 merger with Sonat Inc., as well as certain other asset impairment charges. See Item 8, Financial Statements and Supplementary Data, Note 2, for a further discussion of these charges.

     During the first quarter of 2000, the Company will complete the sales of its Destin and Sea Robin systems to comply with a Federal Trade Commission order related to El Paso's October 1999 merger with Sonat. The Company expects to treat any material gain arising from the sale as an extraordinary item. After reflecting any expected gain, the Company believes that the future impact of these dispositions will not, individually or in the aggregate, have a material effect on the Company's overall financial position, results of operations or cash flows.

                             RESULTS OF OPERATIONS

     The Company evaluates performance based on earnings before interest expense and income taxes, excluding affiliated interest income ("EBIT"). Accordingly, results of operations presented herein are on that basis. The results presented include the merger related and asset impairment charges discussed above.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                --------------
                                                                1999     1998
                                                                -----    -----
                                                                (IN MILLIONS)
Operating revenues..........................................    $ 386    $ 389
Operating expenses..........................................     (318)    (209)
Other income................................................       24       31
                                                                -----    -----
  EBIT......................................................    $  92    $ 211
                                                                =====    =====

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating revenues for the year ended December 31, 1999, were $3 million lower than 1998, primarily as a result of lower interruptible transportation and non-transportation revenues in 1999 coupled with decreased revenues from lower throughput on the Sea Robin system in 1999. These decreases were partially offset by an increase in firm transportation revenues in 1999 associated with expansion projects.

     Operating expenses for the year ended December 31, 1999, were $109 million higher than 1998. This increase was primarily due to merger-related charges resulting from El Paso's October 1999 merger with Sonat Inc., including employee termination charges, the impact of conforming accounting policies and practices within the transmission segment and impairment charges for redundant assets and inventory. Also contributing to the increase were reserves established in 1999 for lower anticipated recoveries of the North Alabama and Palmetto pipeline projects, and higher depreciation from expansion projects.

     Other income for the year ended December 31, 1999, was $7 million lower than for the same period of 1998. The decrease was primarily due to lower equity earnings from Destin in 1999 partially offset by an increase in interest income on a Destin-related debt issuance during the latter part of 1998.

INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Interest and debt expense for the year ended December 31, 1999 was $5 million higher than for the same period of 1998 primarily due to higher average debt outstanding in 1999 as a result of the September 1998 issuance of an additional $100 million in long-term debt.

COMMITMENTS AND CONTINGENCIES

     See Item 8, Financial Statements and Supplementary Data, Note 7, for a discussion of the Company's Commitments and Contingencies which is incorporated herein by reference.

OTHER

  Year 2000

     To coordinate the phases of the Year 2000 project, El Paso established an executive steering committee and a project team. The phases of the project were:
(i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications, and (vi) contingency planning. The Company participated in El Paso's Year 2000 project as described below. The goal of the Year 2000 project was to ensure that all of the critical systems and processes under the Company's direct control remained functional. As of December 31, 1999, the Company had substantially completed the above phases for all critical systems. While the Year 2000 rollover date has passed with no apparent disruptions experienced by the Company's systems and processes, it remains possible that third parties may have experienced disruptions which have not yet manifested any impact on the Company, but could in the future. Accordingly, the Company is prepared to implement any contingency plans should a disruption occur. While the total cost of the Company's Year 2000 project continues to be accumulated, the Company does not expect to incur any remaining material costs in 2000. As of December 31, 1999, the Company has incurred expenses of approximately $3 million.

     The above disclosure is a "YEAR 2000 READINESS DISCLOSURE." To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Company's -- or an affiliate's -- equity or debt securities, this disclosure is made for the SOLE PURPOSE of communicating or disclosing information aimed at correcting, helping to correct and/or avoiding Year 2000 failures.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is exposure to changing interest rates. The table below presents the weighted average interest rates by expected maturity dates of those instruments that present interest rate risk to the Company. As of December 31, 1999 and 1998, the fair value of amounts of fixed rate long-term debt have been estimated based on quoted market prices for the same or similar issues.

                                                  DECEMBER 31, 1999
                            -------------------------------------------------------------
                                          EXPECTED FISCAL YEAR OF MATURITY                  DECEMBER 31, 1998
                            -------------------------------------------------------------   -----------------
                                                                                    FAIR    CARRYING    FAIR
                            2000   2001   2002   2003   2004   THEREAFTER   TOTAL   VALUE   AMOUNTS    VALUE
                            ----   ----   ----   ----   ----   ----------   -----   -----   --------   ------
                                                (DOLLARS IN MILLIONS)
LIABILITIES:
  Long-term debt,
     including
     current portion --
     fixed rate...........         $100   $200                    $200      $500    $493      $503      $532
       Average interest
          rate............          8.9%   8.2%                    6.4%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SOUTHERN NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Operating revenues
  Transportation............................................   $374     $369     $362
  Other.....................................................     12       20       26
                                                               ----     ----     ----
                                                                386      389      388
                                                               ----     ----     ----
Operating expenses
  Operation and maintenance.................................    144      142      146
  Merger-related and asset impairment charges...............     90       --       --
  Depreciation, depletion and amortization..................     60       46       48
  Taxes, other than income taxes............................     24       21       20
                                                               ----     ----     ----
                                                                318      209      214
                                                               ----     ----     ----
Operating income............................................     68      180      174
                                                               ----     ----     ----
Other income
  Equity investment earnings................................     10       20       12
  Other, net................................................     14       11       12
                                                               ----     ----     ----
                                                                 24       31       24
                                                               ----     ----     ----
Income before interest and income taxes.....................     92      211      198
                                                               ----     ----     ----
Interest and debt expense...................................     38       33       27
Income tax expense..........................................     21       68       66
                                                               ----     ----     ----
                                                                 59      101       93
                                                               ----     ----     ----
Net income..................................................   $ 33     $110     $105
                                                               ====     ====     ====

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          SOUTHERN NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999       1998
                                                              ------     ------
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $    1     $   --
  Accounts and notes receivable, net
     Customer...............................................      58         46
     Affiliated companies...................................      15         73
     Other..................................................       2          3
  Materials and supplies....................................      20         20
  Regulatory assets.........................................      27         23
                                                              ------     ------
          Total current assets..............................     123        165
Property, plant and equipment, net..........................   1,256      1,138
Investments in unconsolidated affiliates....................     250        154
Other.......................................................     115        106
                                                              ------     ------
          Total assets......................................  $1,744     $1,563
                                                              ======     ======

            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................  $   22     $   20
     Affiliated companies...................................      74          6
     Other..................................................      25         18
  Current maturities of long-term debt......................      --          5
  Taxes payable.............................................      26          8
  Accrued interest..........................................      24         24
  Other.....................................................      11         --
                                                              ------     ------
          Total current liabilities.........................     182         81
                                                              ------     ------
Long-term debt, less current maturities.....................     499        498
                                                              ------     ------
Deferred income taxes.......................................     153        164
                                                              ------     ------
Other.......................................................     127         58
                                                              ------     ------

Commitments and contingencies (See Note 7)

Stockholder's equity
  Common stock, par value $3.75 per share; authorized and
     issued 1,000 shares....................................      --         --
  Additional paid-in capital................................      80         80
  Retained earnings.........................................     703        682
                                                              ------     ------
          Total stockholder's equity........................     783        762
                                                              ------     ------
          Total liabilities and stockholder's equity........  $1,744     $1,563
                                                              ======     ======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          SOUTHERN NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Cash flows from operating activities
  Net income................................................  $  33    $ 110    $ 105
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     60       46       48
     Deferred income taxes (benefit)........................    (12)      30       20
     Undistributed earnings in equity investees.............     (4)     (13)      (2)
     Non-cash merger-related and asset impairment charges...     90       --       --
     Working capital changes, net of non-cash transactions
       Accounts and notes receivable........................    (26)      16       32
       Accounts payable.....................................     12      (25)     (16)
       Taxes payable........................................     18       (5)       5
       Other working capital changes........................     13        6        6
     Other..................................................    (28)     (23)     (30)
                                                              -----    -----    -----
       Net cash provided by operating activities............    156      142      168
                                                              -----    -----    -----
Cash flows from investing activities
  Capital expenditures......................................   (189)    (222)    (144)
  Investments in joint ventures and equity investees........    (92)     (44)     (41)
  Proceeds from sales of assets.............................      6        6       13
  Net change in other affiliated advances receivable........     22       67      (87)
  Repayment of (investment in) notes receivable with
     affiliate..............................................     45      (45)      --
                                                              -----    -----    -----
       Net cash used in investing activities................   (208)    (238)    (259)
                                                              -----    -----    -----
Cash flows from financing activities
  Long-term debt retirements................................     (5)      (6)      (6)
  Net proceeds from issuance of long-term debt..............     --       99       99
  Net change in other affiliated advances payable...........     70       --       (1)
  Dividends paid............................................    (12)      --       --
                                                              -----    -----    -----
       Net cash provided by financing activities............     53       93       92
                                                              -----    -----    -----
Increase (decrease) in cash and cash equivalents............      1       (3)       1
Cash and cash equivalents
  Beginning of period.......................................     --        3        2
                                                              -----    -----    -----
  End of period.............................................  $   1    $  --    $   3
                                                              =====    =====    =====

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          SOUTHERN NATURAL GAS COMPANY

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                             COMMON STOCK     ADDITIONAL                  TOTAL
                                                            ---------------    PAID-IN     RETAINED   STOCKHOLDER'S
                                                            SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                                            ------   ------   ----------   --------   -------------
January 1, 1997...........................................  1,000     $--        $80         $467         $547
  Net income..............................................                                    105          105
                                                            -----     ---        ---         ----         ----
December 31, 1997.........................................  1,000      --         80          572          652
  Net income..............................................                                    110          110
                                                            -----     ---        ---         ----         ----
December 31, 1998.........................................  1,000      --         80          682          762
  Net income..............................................                                     33           33
  Cash dividend paid to parent company....................                                    (12)         (12)
                                                            -----     ---        ---         ----         ----
December 31, 1999.........................................  1,000     $--        $80         $703         $783
                                                            =====     ===        ===         ====         ====

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                          SOUTHERN NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Investments in companies where the Company has the ability to exert significant influence over, but not control operating and financial policies are accounted for using the equity method. The consolidated financial statements and the notes for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or stockholder's equity.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results are likely to differ from those estimates.

  Accounting for Regulated Operations

     The Company's interstate natural gas systems are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs which establish rates, terms and conditions under which each system provides services to its customers. The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from the accounting requirements of non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include: the capitalization of an equity return component on regulated capital projects and certain benefits and other costs and taxes included in or expected to be included in future rates, including costs to refinance debt. When the accounting method followed is prescribed by or allowed by the regulatory authority for rate-making purposes, such method conforms to the generally accepted accounting principle of matching costs with the revenues to which they apply.

     Changes in the regulatory and economic environment may create, at some point in the future, circumstances in which the application of regulatory accounting principles will no longer be appropriate. Factors which could impact this assessment include an inability to recover cost increases under rate caps or rate case moratoriums, an inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process, excess capacity or significant discounting of rates in the markets served by the Company, and the impacts of ongoing initiatives in and deregulation of the natural gas industry. Should these factors cause regulatory accounting principles to no longer be applied, an amount would be charged to earnings as an extraordinary item. At December 31, 1999, this amount was estimated to be approximately $32 million, net of income taxes. Any potential charge would be non-cash and would have no direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

  Cash and Cash Equivalents

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

  Allowance for Doubtful Accounts and Notes Receivable

     The Company establishes provisions for losses on accounts and notes receivable which may become uncollectible. Collectibility is reviewed regularly, and the allowance is adjusted as necessary primarily under the specific identification method. At December 31, 1999 and 1998, the allowance was $2 million.

  Gas Imbalances

     The Company values gas imbalances due to or due from shippers and operators at the appropriate index price. Gas imbalances represent the difference between gas receipts from and gas deliveries to the Company's transportation and storage customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Natural gas imbalances are settled in cash or made up in-kind subject to the pipelines' various terms.

  Materials and Supplies

     Materials and supplies are valued at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     The Company's regulated property, plant, and equipment is subject to oversight by the FERC. The objectives of this regulation are to ensure the proper recovery of capital investments in rates. Such recovery is generally accomplished by allowing a return of that investment through inclusion of depreciation expense in the cost of service. Rates also allow for a return on the net unrecovered rate base. Specific procedures are prescribed by FERC to control capitalized costs, depreciation, and the disposal of assets. SFAS No. 71 specifically acknowledges the obligation of regulated companies to comply with regulated accounting procedures, even when they conflict with other generally accepted accounting principle pronouncements.

     Regulated property, plant, and equipment is recorded at original cost of construction or, on acquisition, the cost to the first party committing the asset to utility services. Construction cost includes direct labor and materials, as well as indirect charges such as overhead and an allowance for both debt and equity funds used during construction. Replacements or betterments of major units of property are capitalized, while replacements or additions of minor units of property are expensed.

     Depreciation for regulated property, plant, and equipment is calculated using the composite method. Assets with similar economic characteristics are grouped. The depreciation rate prescribed in the rate settlement is applied to the gross investment for the group until net book value of the group is equal to the salvage value. Currently, depreciation rates vary from 2 percent to 24 percent. This results in remaining economic lives of groups ranging from 2 to 20 years. Depreciation rates are reevaluated in conjunction with the rate making process.

     When regulated property, plant, and equipment is retired, due to abandonment or replacement, the original cost, plus the cost of retirement, less salvage, is charged to accumulated depreciation. No gain or loss is recognized unless an entire operating unit, as defined by FERC, has been retired. Gains or losses on dispositions of operating units are included in income.

     Included in the Company's property, plant, and equipment is construction work in progress of approximately $27 million and $73 million at December 31, 1999, and 1998, respectively. The capitalized allowance for debt and equity funds used during construction for the years ended December 31, 1999 and 1998 was $11 million and $12 million, respectively.

     The Company evaluates impairment of its property, plant, and equipment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     The Company recognizes revenue from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected subject to refund when appropriate.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating of contaminated sites, other companies' clean-up experience and data released by the EPA or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the balance sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the consolidated financial statements as an asset.

  Income Taxes

     Income taxes are based on income reported for tax return purposes along with a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year end. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

     El Paso maintains a tax sharing policy which provides, among other things, that (i) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position will be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Under the policy, El Paso pays all federal income taxes directly to the IRS and will bill or refund, as applicable, its subsidiaries for their applicable portion of such income tax payments. Prior to El Paso's October 1999 merger with Sonat Inc., the Company had a similar tax sharing arrangement with Sonat Inc.

  New Accounting Pronouncements Not Yet Adopted

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset, liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, accounting for the changes in the fair value of a derivative depends on its intended use and its resulting designation. The standard was amended by SFAS No. 137 in June 1999. The amendment defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.

2. MERGER-RELATED AND ASSET IMPAIRMENT CHARGES

     In 1999, the Company incurred $90 million in charges related to El Paso's October 1999 merger with Sonat Inc. as well as certain other asset impairment charges. Merger-related costs include $25 million for employee termination charges, $19 million for conforming the Company's policies and practices with those of El Paso, $8 million of merger-related asset impairment charges related to duplicate systems and facilities identified as impaired following the merger, and $2 million of other merger-related charges. The Company also recorded other asset impairment charges of $36 million for lower estimated recoveries on certain regulatory assets related to the Company's pending rate case.

     During the first quarter of 2000, the Company will complete the sales of its Destin and Sea Robin systems to comply with a Federal Trade Commission order related to El Paso's October 1999 merger with Sonat. The Company expects to treat any material gain arising from the sale as an extraordinary item. After reflecting any expected gain, the Company believes that the future impact of these dispositions will not, individually or in the aggregate, have a material effect on the Company's overall financial position, results of operations or cash flows.

3. INCOME TAXES

     The following table reflects the components of income tax expense for the years ended December 31:

                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Current
  Federal...................................................  $ 28   $33    $40
  State.....................................................     5     5      6
                                                              ----   ---    ---
                                                                33    38     46
                                                              ----   ---    ---
Deferred
  Federal...................................................   (10)   26     17
  State.....................................................    (2)    4      3
                                                              ----   ---    ---
                                                               (12)   30     20
                                                              ----   ---    ---
          Total income tax expense..........................  $ 21   $68    $66
                                                              ====   ===    ===

     Income tax expense of the Company differs from the amount computed by applying the statutory federal income tax rate (35 percent) to income before taxes. The following table outlines the reasons for the differences for the periods ended December 31:

                                                              1999     1998     1997
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Income tax expense at the statutory federal rate of 35%.....  $19      $62      $60
Increase in state income tax, net of federal income tax
  benefit...................................................    2        6        6
                                                              ---      ---      ---
Income tax expense..........................................  $21      $68      $66
                                                              ===      ===      ===
Effective tax rate..........................................  39%      38%      39%
                                                              ===      ===      ===

     The following table reflects the components of the net deferred tax liability at December 31:

                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Accumulated tax depreciation over book depreciation.......  $149    $150
  Regulatory issues.........................................    16      16
  Prepaid pension costs.....................................    23      16
  Investment in affiliates..................................    15       6
  Inventories...............................................    11      10
  Other.....................................................    10       6
                                                              ----    ----
          Total deferred tax liabilities....................   224     204
                                                              ----    ----
Deferred tax assets
  Accrual for regulatory issues.............................    35      18
  Postretirement benefit obligations........................    21       9
  U.S. tax credit carryovers................................     1      --
  Other.....................................................    15      13
  Valuation allowance.......................................    (1)     --
                                                              ----    ----
          Total deferred tax assets.........................    71      40
                                                              ----    ----
Net deferred tax liabilities................................  $153    $164
                                                              ====    ====

     As of December 31, 1999, the Company has $1 million of general business credit carryovers. The carry forward periods end at various times from 2007 through 2017. The Company has recorded a valuation allowance to offset the deferred tax related to these credits.

     Prior to El Paso's October 1999 merger with Sonat Inc., Sonat Inc. and its subsidiaries, including SNG and its subsidiaries, filed a consolidated federal income tax return. After the merger, SNG and its subsidiaries joined El Paso's consolidated tax group and will be included in El Paso's consolidated return.

4.  FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 31, 1999 and 1998, the carrying amounts of certain financial instruments held by the Company, including cash, cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The fair value of debt with fixed interest rates has been estimated based on quoted market prices for the same or similar issues.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments at December 31:

                                                               1999                     1998
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt.....................................    $499        $493         $503        $532

5. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31:

                                                                1999        1998
                                                                ----        ----
                                                                  (IN MILLIONS)
     Property, plant, and equipment, at cost................   $2,818      $2,672
     Less accumulated depreciation..........................    1,562       1,534
                                                               ------      ------
               Total property, plant, and equipment, net....   $1,256      $1,138
                                                               ======      ======

6. DEBT AND OTHER CREDIT FACILITIES

     Long-term debt outstanding consisted of the following at December 31:

                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
SNG
  8.875% Notes due 2001.....................................  $100    $100
  7.85% Notes due 2002......................................   100     100
  8.625% Notes due 2002.....................................   100     100
  6.70% Notes due 2007......................................   100     100
  6.125% Notes due 2008.....................................   100     100
Southern LNG Inc.
  Promissory Note (effective rate of 6.75% at December 31,
     1998) due 1999.........................................    --       5
                                                              ----    ----
                                                               500     505
Less: Unamortized discount..................................     1       2
      Current maturities....................................    --       5
                                                              ----    ----
          Total long-term debt, less current maturities.....  $499    $498
                                                              ====    ====

     The following are aggregate maturities of the principal amounts of long-term debt for the next 5 years and in total thereafter:

YEARS                                                         (IN MILLIONS)
-----                                                         -------------
2000........................................................      $ --
2001........................................................       100
2002........................................................       200
2003........................................................        --
2004........................................................        --
Thereafter..................................................       200
                                                                  ----
          Total long-term debt, including current
           maturities.......................................      $500
                                                                  ====

  Other Financing Arrangements

     SNG has a shelf registration which provides for the issuance of up to $500 million in debt securities. In 1998, SNG issued $100 million aggregate principal amount of 6.125% notes due 2008. As a result, SNG has $400 million of capacity remaining under its shelf registration.

7. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     At December 31, 1999, the Company had capital and investment commitments of $39 million. The Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Operating Leases

     The Company leases certain property, facilities and equipment under various operating leases. Minimum annual rental commitments at December 31, 1999, were $5 million for both 2000 and 2001 with no lease commitments beyond 2001. Rental expense for operating leases for the years ended December 31, 1999, 1998, and 1997 was $3 million, $2 million, and $2 million, respectively.

  Rates and Regulatory Matters

     The Company's interstate natural gas pipeline companies are subject to the regulatory jurisdiction of the FERC with respect to rates, terms and conditions of service, accounts and records, the addition of facilities, the abandonment of services and facilities, the curtailment of gas deliveries and other matters.

     In August 1999, SNG filed a $17 million rate increase with FERC based on system costs and throughput during the base period ended April 30, 1999. The filing complies with a moratorium provision contained in a comprehensive rate settlement approved by FERC in September 1995 that required SNG to file a general rate case no earlier than March 1, 1998, and no later than September 1, 1999.

     In the filing, SNG proposed to continue to use the straight-fixed-variable rate design method, zone of delivery reservation rates calculated with reference to current zonal boundaries, derivation of interruptible transportation rates based on firm rates at 100 percent load factor, and allocation of total storage costs between pipeline transportation services and unbundled storage services utilizing the Equitable methodology. In addition, SNG proposed to roll in the costs of certain expansion facilities, reduce the depreciation rates for offshore transmission and underground storage plant, reduce the load factor used in deriving small shipper rates, and remove certain tariff provisions that have expired or became obsolete.

     A number of customers and other parties filed protests to SNG's rate increase. On September 29, 1999, FERC issued an order setting most issues for hearing and suspending SNG's filed rates until March 2000. In its order, FERC also held that SNG retained the presumption of roll-in for its North Alabama Pipeline Project because the rate impact remained below five percent despite capital cost overruns during construction.

     SNG's contracts to provide firm transportation service for its customers are for varying amounts and periods of time. Substantially all of the firm transportation capacity currently available in SNG's two largest market areas is fully subscribed. Nearly all of SNG's firm transportation contracts contain evergreen provisions that automatically extend the term for additional months or years unless notice of termination is given by one of the parties. However, if these contracts are not extended, SNG will have approximately 43 percent of its firm transportation expire during 2002 or 2003.

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. On February 9, 2000, the FERC issued a final ruling in response to the NOPR. Among other things, the rule (i) allows pipelines to file to implement peak and off-peak rates; (ii) removes the price cap for released capacity; (iii) requires pipelines to make changes to its tariffs regarding customer imbalances, penalties and pipeline operations; and (iv) increases the amount and type of information that pipelines must make available to the FERC and its customers.

     As the Company's rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities. While management cannot predict with certainty the final outcome, or timing, of the final resolution of rates and regulatory matters, the outcome of future re-contracting efforts, or the outcome of industry trends and initiatives, management believes, based upon its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of these pending rate and regulatory matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     SNG has been named a defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the United States Government of royalties. The Company believes the complaint to be without merit.

     SNG has been named a defendant in a class action suit, Quinque Operating Company v. Gas Pipelines. The plaintiff alleges that the defendants have mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. This suit is similar to the action brought by Jack Grynberg on behalf of the United States Government. The Company believes the complaint to be without merit.

     In January 1998, a class action lawsuit was filed in state court in Monroe County, Alabama on behalf of royalty owners in the Big Escambia Creek Gas Field ("Field") against Exxon Corporation, a gas producer in the Field; SNG, which purchased or transported gas from the Field; and five other named defendants. The suit alleges that the methods used by the defendants to measure the heating content and volume of natural gas produced from the Field have caused the producer(s) of this gas to underpay royalties owed to the royalty owners. The complaint seeks recovery of actual damages based upon the allegedly unpaid royalties as well as punitive damages, the amount of which are not specified in the complaint.

     The Company is also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of its business.

     While the outcome of the matters discussed above cannot be predicted with certainty, management currently does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's financial position, its results of operations, or cash flows.

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. During the year ended December 31, 1999, the Company established a reserve of approximately $15 million for expected remediation costs, including approximately $14 million for associated onsite, offsite and groundwater technical studies, and approximately $1 million for other costs which the Company anticipates incurring through 2027.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. As such information becomes available, or other relevant developments occur, related accrual amounts will be adjusted accordingly. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes the recorded reserves are adequate.

8. RETIREMENT BENEFITS

  Pension Benefits and Retirement

     Prior to El Paso's October 1999 merger with Sonat Inc., Sonat Inc. provided pension benefits to the Company's employees. Benefits under this plan were generally determined based on years of service and average salary, as set forth in the plan's provisions. As a result of El Paso's merger with Sonat Inc., El Paso offered an early retirement incentive program to SNG employees who were at least 50 years of age with 10 years of service as of December 31, 1999, and who terminate employment by June 30, 2000. These benefits generally added years of service onto existing pension benefits of these employees. In addition, effective January 1, 2000, the Sonat Inc. pension plans were merged into the El Paso pension plans. SNG employees who were active participants in the Sonat Inc. pension plans at the merger date receive the greater of cash balance benefits provided by the El Paso plan or the Sonat Inc. plan through December 31, 2004.

     El Paso maintains a defined contribution plan covering all employees, including those of SNG. El Paso matches 75 percent of participant basic contributions of up to 6 percent, with the matching contribution being made in El Paso stock. Prior to the merger, SNG employees participated in Sonat Inc.'s retirement savings plans. Sonat Inc. matched 100 percent of participant basic contributions of up to 6 percent.

     El Paso is responsible for benefits accrued under its cash balance plan and allocates the related costs to its affiliates. See Note 9 for a summary of transactions with affiliates.

  Other Postretirement Benefits

     Prior to El Paso's October 1999 merger with Sonat Inc., Sonat Inc. provided post retirement benefits to employees of the Company. As a result of El Paso's merger with Sonat Inc., eligible SNG employees who elected to participate in the early retirement incentive program were provided postretirement medical benefits and life benefits at the later of age 55 or retirement. Costs associated with the curtailment and special termination benefits of $25 million were accrued as of December 31, 1999. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso has reserved the right to change these benefits. SNG's postretirement benefit plan costs are pre-funded to the extent such costs are recoverable through rates.

     The following table sets forth the change in benefit obligation, change in plan assets, the components of net periodic benefit cost, and assumptions used in determining the Company's other postretirement benefits. This information is presented as of September 30 to conform with the measurement date used by El Paso.

This conforming change had no impact on the financial position, results of operations or cash flows of the Company.

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 61     $ 61
  Interest cost.............................................     5        4
  Plan amendments...........................................    (6)      --
  Curtailments and special termination benefits.............     5       --
  Actuarial loss............................................    35        1
  Benefits paid.............................................    (4)      (5)
                                                              ----     ----
  Benefit obligation at end of period.......................  $ 96     $ 61
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning period.............  $ 44     $ 34
  Actual return on plan assets..............................     2        6
  Employer contributions....................................     6        9
  Benefits paid.............................................    (4)      (5)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 48     $ 44
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $(48)    $(17)
  Fourth quarter contributions..............................     2       --
  Unrecognized actuarial (gain) or loss.....................    21      (18)
  Unrecognized net transition obligation....................    --       30
                                                              ----     ----
  Net accrued benefit cost at December 31...................  $(25)    $ (5)
                                                              ====     ====

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----    ------    ------
                                                                    (IN MILLIONS)
Benefit cost for the plans includes the following components
  Interest cost.............................................   $ 5      $  4      $  5
  Expected return on plan assets............................    (3)       (2)       (2)
  Amortization of actuarial gain............................    --        (1)       --
  Amortization of transition obligation.....................     2         3         3
  Curtailments and special termination benefits expense.....    25        --        --
                                                               ---      ----      ----
  Net benefit cost..........................................   $29      $  4      $  6
                                                               ===      ====      ====

                                                              1999     1998
                                                              -----   ------
Weighted average assumptions
  Discount rate.............................................  7.50%    7.00%
  Expected return on plan assets............................  7.50%   10.50%

     Actuarial estimates for the Company's postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10 percent through 2000, gradually decreasing to 6 percent by the year 2008. In 1998, the Company assumed a health cost trend rate of 4.5 percent for all years. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change in assumed health care cost trends would have the following effects:

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
One Percentage Point Increase
  Aggregate of Service Cost and Interest Cost...............  $ 0.8    $ 0.6
  Accumulated Postretirement Benefit Obligation.............  $10.7    $ 5.8
One Percentage Point Decrease
  Aggregate of Service Cost and Interest Cost...............  $(0.7)   $(0.5)
  Accumulated Postretirement Benefit Obligation.............  $(9.5)   $(5.1)

9. TRANSACTIONS WITH AFFILIATES

     The Company enters into transactions with other El Paso subsidiaries and unconsolidated affiliates in the normal course of its business to transport, sell and purchase natural gas. Services provided by these affiliates for the benefit of the Company are based on the same terms as nonaffiliates.

     The following table shows revenues and costs from SNG's affiliates for the years ended December 31:

                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Revenues from affiliates....................................  $22    $26    $68
Charges from affiliates.....................................   35     27     28

10. TRANSACTIONS WITH MAJOR CUSTOMERS

     The following table shows revenues from major customers for the years ended December 31:

                                                            1999      1998      1997
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Atlanta Gas Light Company.................................  $73       $134      $130
Alabama Gas Corporation...................................   42         48        48

     The decrease in revenues from Atlanta Gas Light Company ("AGL") in 1999 is due primarily to the release of capacity held by AGL to shippers on the AGL system as a result of the unbundling of AGL's services. No shipper that acquired released capacity from AGL represented more than 10 percent of the Company's revenues.

11. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                              1999      1998      1997
                                                              ----      ----      ----
                                                                   (IN MILLIONS)
Interest payments...........................................  $38       $31       $25
Income tax payments.........................................   20        38        41

12. INVESTMENT IN AFFILIATED COMPANIES (UNAUDITED)

     The Company holds investments in various affiliates which are accounted for on the equity method of accounting. The Company's principal equity method investees are its 50 percent ownership in Bear Creek and its 33 percent ownership in Destin.

     Summarized financial information of the Company's proportionate share of 50 percent or less owned companies and majority owned unconsolidated subsidiaries accounted for by the equity method of accounting is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1999      1998      1997
                                                              ----      ----      ----
                                                                   (IN MILLIONS)
Operating results data:
  Revenues and other income.................................  $28       $29       $20
  Costs and expenses........................................   18         9         8
  Income from continuing operations.........................   10        20        12
  Net income................................................   10        20        12

                                                               DECEMBER 31,
                                                              --------------
                                                              1999      1998
                                                              ----      ----
                                                              (IN MILLIONS)
Financial position data:
  Current assets............................................  $ 26      $ 14
  Non-current assets........................................   227       218
  Short-term debt...........................................    --         4
  Other current liabilities.................................    --         2
  Long-term debt............................................    --        66
  Other non-current liabilities.............................    15         6
  Equity in net assets......................................   250       154

     During 1999, El Paso formed Sabine River Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds are collateralized by certain assets of El Paso, including 100 percent of the Company's investment in Bear Creek. At December 31, 1999, the Company's investment in Bear Creek was $89 million.

13. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 OPERATING   OPERATING    NET
QUARTER                                                          REVENUES     INCOME     INCOME
-------                                                          ---------   ---------   ------
                                                                         (IN MILLIONS)
1999      1st..................................................    $ 99        $ 44       $ 25
          2nd..................................................      94          39         22
          3rd..................................................      94          19         10
          4th..................................................      99         (34)       (24)
                                                                   ----        ----       ----
                                                                   $386        $ 68       $ 33
                                                                   ====        ====       ====
1998      1st..................................................    $105        $ 59       $ 35
          2nd..................................................      94          44         28
          3rd..................................................      92          37         24
          4th..................................................      98          40         23
                                                                   ----        ----       ----
                                                                   $389        $180       $110
                                                                   ====        ====       ====

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Southern Natural Gas Company:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14. (a) 1. present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Birmingham, Alabama
February 16, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, 'Security Ownership of Certain Beneficial Owners and Management;" and Item 13, "Certain Relationships and Related Transaction," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

                                                              PAGE
                                                              ----
     Consolidated Statements of Income......................    9
     Consolidated Balance Sheets............................   10
     Consolidated Statements of Cash Flows..................   11
     Consolidated Statements of Stockholder's Equity........   12
     Notes to Consolidated Financial Statements.............   13
     Report of Independent Accountants......................   25
2. Financial Statement schedules and supplementary
  information required to be submitted.
     Financial statement schedules have been omitted as not
      being applicable or because the subject matter is
      either not present or is not present in amounts
      sufficient to require submission of the schedule, in
      accordance with the instructions contained in
      Regulation S-X, or the required information is
      included in the financial statements or notes thereto.
3. Exhibit list.............................................   27

     (B) REPORTS ON FORM 8-K:

     SNG filed a Current Report on Form 8-K, dated November 1, 1999, with respect to the change in control as a result of El Paso's October 1999 merger with Sonat Inc.

     SNG filed a Current Report on Form 8-K, dated November 4, 1999, with respect to the change of auditors as a result of El Paso's October 1999 merger with Sonat Inc.

                          SOUTHERN NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 1999

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.A      Restated Certificate of Incorporation of Southern Natural
          Gas Company dated as of March 1, 1994 (Exhibit 3-(a) to Form
          10-K of Southern Natural Gas Company for the year 1993 filed
          March 25, 1994, File No. 001-02745)
 3.B      By-Laws of Southern Natural Gas Company as amended and in
          effect October 1, 1982 (filed as Exhibit 3-(b) to Form 10-K of Southern Natural Gas Company for the year 1993 filed
          March 25, 1994, File No. 001-02745)
 4.1      Form of Indenture dated June 1, 1987, from Southern Natural
          Gas Company to Manufacturers Hanover Trust Company, Trustee,
          First Supplemental Indenture, dated as of September 30,
          1997, between Southern Natural Gas Company and The Chase
          Manhattan Bank (formerly Chemical Bank, successor by merger to Manufacturers Hanover Trust Company) (filed as Exhibit
          4-(1) to Registration Statement No. 33-47266 of Southern
          Natural Gas Company dated April 16, 1992) (filed as Exhibit
          4-(2) to Form 8-K of Southern Natural Gas Company dated
          September 25, 1997).
 4.2      Specimen Note of Southern Natural Gas Company for the $100
          million 8 7/8% Notes due February 15, 2001, issued under
          Registration Statement No. 33-16190 (filed as Exhibit 4-(2)
          to Form 8-K of Southern Natural Gas Company dated February
          7, 1991)
 4.3      Specimen Note of Southern Natural Gas Company for the $100
          million 7.85% Notes due January 15, 2002, issued under
          Registration Statement No. 33-16190, filed as Exhibit
          4-(2)to Form 8-K of Southern Natural Gas Company dated
          January 14, 1992
 4.4      Specimen Note of Southern Natural Gas Company for the $100
          million 8 5/8% Notes due May 1, 2002, issued under
          Registration Statement No. 33-47266 (filed as Exhibit 4.3(d)
          to Form 10-K of Sonat Inc. for the year 1996)
 4.5      Specimen Note of Southern Natural Gas Company for the $100
          million 6.70% Notes due October 1, 2007, issued under
          Registration Statement No. 33-47266 (filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          25, 1997)
 4.6      Specimen Note of Southern Natural Gas Company for the $100
          million 6.125% Notes due September 15, 2008, issued under
          Registration Statement No. 333-47959 (filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          24, 1998)
 21       Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
 *23      Consent of Independent Accountants
 *27      Financial Data Schedule

UNDERTAKING.

     The undersigned Registrant hereby undertakes, pursuant to Regulation S-K,
Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of Registrant and its consolidated subsidiaries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, Southern Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March 2000.

                                          SOUTHERN NATURAL GAS COMPANY

                                          By   /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of Southern Natural Gas Company and in the capacities and on the dates indicated:

                            SIGNATURE                                       TITLE                     DATE
                            ---------                                       -----                     ----

                /s/ JOHN W. SOMERHALDER II                    Chairman of the Board and Director  March 3, 2000
 --------------------------------------------------------
                 (John W. Somerhalder II)

                   /s/ JAMES C. YARDLEY                       President and Director              March 3, 2000
 --------------------------------------------------------
                    (James C. Yardley)

                   /s/ H. BRENT AUSTIN                        Executive Vice President, Chief     March 3, 2000
 --------------------------------------------------------       Financial Officer and Director
                    (H. Brent Austin)

                  /s/ JEFFREY I. BEASON                       Senior Vice President and           March 3, 2000
 --------------------------------------------------------       Controller (Chief Accounting
                   (Jeffrey I. Beason)                          Officer)

                               INDEX TO EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.A      Restated Certificate of Incorporation of Southern Natural
          Gas Company dated as of March 1, 1994 (Exhibit 3-(a) to Form
          10-K of Southern Natural Gas Company for the year 1993 filed
          March 25, 1994, File No. 001-02745)
 3.B      By-Laws of Southern Natural Gas Company as amended and in
          effect October 1, 1982 (filed as Exhibit 3-(b) to Form 10-K of Southern Natural Gas Company for the year 1993 filed
          March 25, 1994, File No. 001-02745)
 4.1      Form of Indenture dated June 1, 1987, from Southern Natural
          Gas Company to Manufacturers Hanover Trust Company, Trustee,
          First Supplemental Indenture, dated as of September 30,
          1997, between Southern Natural Gas Company and The Chase
          Manhattan Bank (formerly Chemical Bank, successor by merger to Manufacturers Hanover Trust Company) (filed as Exhibit
          4-(1) to Registration Statement No. 33-47266 of Southern
          Natural Gas Company dated April 16, 1992) (filed as Exhibit
          4-(2) to Form 8-K of Southern Natural Gas Company dated
          September 25, 1997).
 4.2      Specimen Note of Southern Natural Gas Company for the $100
          million 8 7/8% Notes due February 15, 2001, issued under
          Registration Statement No. 33-16190 (filed as Exhibit 4-(2)
          to Form 8-K of Southern Natural Gas Company dated February
          7, 1991)
 4.3      Specimen Note of Southern Natural Gas Company for the $100
          million 7.85% Notes due January 15, 2002, issued under
          Registration Statement No. 33-16190, filed as Exhibit
          4-(2)to Form 8-K of Southern Natural Gas Company dated
          January 14, 1992
 4.4      Specimen Note of Southern Natural Gas Company for the $100
          million 8 5/8% Notes due May 1, 2002, issued under
          Registration Statement No. 33-47266 (filed as Exhibit 4.3(d)
          to Form 10-K of Sonat Inc. for the year 1996)
 4.5      Specimen Note of Southern Natural Gas Company for the $100
          million 6.70% Notes due October 1, 2007, issued under
          Registration Statement No. 33-47266 (filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          25, 1997)
 4.6      Specimen Note of Southern Natural Gas Company for the $100
          million 6.125% Notes due September 15, 2008, issued under
          Registration Statement No. 333-47959 (filed as Exhibit 4-(3)
          to Form 8-K of Southern Natural Gas Company dated September
          24, 1998)
 21       Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
 *23      Consent of Independent Accountants
 *27      Financial Data Schedule