Form 10-Q
period 2000-03-31
SOUTHERN NATURAL GAS CO
filed 2000-05-11
CIK 92232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-2745

                                ---------------

                          SOUTHERN NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                                           63-0196650
          (State or Other Jurisdiction of                            (I.R.S. Employer
          Incorporation or Organization)                            Identification No.)

              EL PASO ENERGY BUILDING
               1001 LOUISIANA STREET                                       77002
                  HOUSTON, TEXAS                                        (Zip Code)
     (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (713) 420-2131

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

     Common stock, par value $3.75 per share. Shares outstanding on May 10, 2000: 1,000

     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2000      1999
                                                              ----      ----
Operating revenues..........................................  $ 96      $100
                                                              ----      ----
Operating expenses
  Operation and maintenance.................................    29        35
  Depreciation, depletion, and amortization.................     3        14
  Taxes, other than income taxes............................     5         6
                                                              ----      ----
                                                                37        55
                                                              ----      ----
Operating income............................................    59        45
Other income, net...........................................     2         6
                                                              ----      ----
Income before interest and income taxes.....................    61        51
                                                              ----      ----
Non-affiliated interest and debt expense....................    10        10
Affiliated interest expense, net............................     1        --
Income tax expense..........................................    19        16
                                                              ----      ----
                                                                30        26
                                                              ----      ----
Income before extraordinary gain............................    31        25
Extraordinary gain, net of income taxes.....................    12        --
                                                              ----      ----
Net income..................................................  $ 43      $ 25
                                                              ====      ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS

Current assets
  Cash and cash equivalents.................................   $   --        $    1
  Accounts and notes receivable, net........................      124            75
  Materials and supplies....................................       15            20
  Regulatory assets.........................................       27            27
  Other.....................................................        2            --
                                                               ------        ------
          Total current assets..............................      168           123
Property, plant, and equipment, net.........................    1,201         1,256
Investments in unconsolidated affiliates....................      255           250
Other.......................................................       32           115
                                                               ------        ------
          Total assets......................................   $1,656        $1,744
                                                               ======        ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................   $   44        $  121
  Current maturities of long-term debt......................      100            --
  Taxes payable.............................................       52            29
  Other.....................................................       21            28
                                                               ------        ------
          Total current liabilities.........................      217           178
Long-term debt, less current maturities.....................      399           499
Deferred income taxes.......................................      135           153
Other.......................................................       79           131
Commitments and contingencies
Stockholder's equity
  Common stock, par value $3.75 per share; authorized and
     issued 1,000 shares....................................       --            --
  Additional paid-in capital................................       80            80
  Retained earnings.........................................      746           703
                                                               ------        ------
          Total stockholder's equity........................      826           783
                                                               ------        ------
          Total liabilities and stockholder's equity........   $1,656        $1,744
                                                               ======        ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2000      1999
                                                              ----      ----
Cash flows from operating activities
  Net income................................................  $ 43      $ 25
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     3        14
     Extraordinary gain on sale.............................   (21)       --
     Deferred income taxes..................................     2         8
     Undistributed earnings in equity investees.............    (5)       (2)
  Working capital changes, net of non-cash transactions.....    95       (11)
  Other.....................................................   (29)      (11)
                                                              ----      ----
          Net cash provided by operating activities.........    88        23
                                                              ----      ----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (27)      (20)
  Net change in other affiliated advances receivable........   (66)       11
  Proceeds from sale of assets, net.........................    74        (9)
                                                              ----      ----
          Net cash used in investing activities.............   (19)      (18)
                                                              ----      ----
Cash flows from financing activities
  Payments to retire long-term debt.........................    --        (5)
  Net change in other affiliated advances payable...........   (70)       --
                                                              ----      ----
          Net cash used in financing activities.............   (70)       (5)
                                                              ----      ----
Decrease in cash and cash equivalents.......................    (1)       --
Cash and cash equivalents
          Beginning of period...............................     1        --
                                                              ----      ----
          End of period.....................................  $ --      $ --
                                                              ====      ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at March 31, 2000, and for the quarters ended March 31, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all material adjustments, all of which are of a normal, recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on reported net income or stockholder's equity.

2. EXTRAORDINARY GAIN

     During the first quarter of 2000, we sold Sea Robin Pipeline Company to comply with a Federal Trade Commission (FTC) order related to our former parent company's merger with El Paso Energy Corporation. We received net proceeds of $71 million and recognized an extraordinary gain of $12 million, net of income taxes of $9 million. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company, to comply with the same FTC order. We received proceeds of $161 million from the sale and recognized no material gain or loss on this transaction.

3. PROPERTY, PLANT AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at March 31, 2000 and December 31, 1999:

                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,505   $2,818
Less accumulated depreciation...............................   1,304    1,562
                                                              ------   ------
          Total property, plant, and equipment, net.........  $1,201   $1,256
                                                              ======   ======

4. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In March 2000, we filed with the Federal Energy Regulatory Commission
(FERC) a comprehensive settlement agreement that, if approved, will settle all issues in our current rate proceeding. As part of the settlement, all of our firm transportation and storage contracts that end between now and 2003 will be extended until 2005 or later. Substantially all of these extended contracts will be at or near maximum tariff rates based on rates provided by our settlement. The settlement provides our customers with reduced rates effective March 1, 2000, as well as a four-year moratorium on future rate increases, except in certain limited circumstances, and requires that we file a new rate case with FERC to be effective no later than March 2005.

     The settlement specifically includes:

       - reduced reservation charges;

       - a cap of the North Alabama Pipeline Project capital costs at $104 million;

       - a protocol to follow before making changes to the general terms and conditions of service;

       - a three-year extension of certain storage transportation service contracts and a phased-in conversion of these contracts to a seasonal firm transportation service arrangement;

       - the merger of South Georgia Natural Gas Company, our subsidiary, into our pipeline system with the addition of an incremental lateral rate less than South Georgia's current rate; and

       - the construction of a new compressor at the Wrens, Georgia compressor station.

     All shippers and other intervenors either supported or did not oppose the settlement. However, one shipper raised concerns related to the conversion of our storage transportation service. We filed comments addressing these issues. Even though the shipper raised this issue, it supported the overall settlement. The settlement is pending before FERC.

     As our rate and regulatory matters are fully and unconditionally resolved, we may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities. While we cannot predict with certainty the final outcome or timing of the final resolution of our rates and regulatory matters, the outcome of our future re-contracting efforts, or the outcome of ongoing industry trends and initiatives, we believe that the ultimate resolution of these pending rate and regulatory matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

  Legal Proceedings

     We are a named defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Indian lands, which deprived the U.S. Government of royalties. We have also been named as a defendant in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2000, we had reserved $15 million for expected environmental costs.

     In addition, we expect to make capital expenditures of $21 million for the years 2001 through 2007 for environmental matters primarily relating to compliance with air regulations and control of water discharges.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or discontinued operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

5. NEW ACCOUNTING PRONOUNCEMENTS

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, to establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires us to classify derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, we may specifically designate a derivative as a hedge of:

     - the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

     - the exposure to variable cash flows of a forecasted transaction, or

     - the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement of Financial Accounting Standards No. 137 amended the standard in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the interim financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     During the first quarter of 2000, we completed our sale of Sea Robin Pipeline Company to comply with a Federal Trade Commission (FTC) order. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. We received proceeds of $161 million from this sale and recognized no material gain or loss on this transaction.

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2000        1999
                                                              -------     -------
                                                                 (IN MILLIONS)
Operating revenues..........................................   $  96       $ 100
Operating expenses..........................................     (37)        (55)
Other income, net...........................................       2           6
                                                               -----       -----
     EBIT...................................................   $  61       $  51
                                                               =====       =====
Throughput volumes (BBtu/d)(1)
  SNG.......................................................   2,813       3,013
  Equity investments........................................     568         199
                                                               -----       -----
     Total throughput.......................................   3,381       3,212
                                                               =====       =====

---------------
(1) BBtu/d means billion British thermal units per day.

     In March 2000, FERC issued an order allowing us to reactivate our Elba Island liquefied natural gas facility. Following the reactivation, we made adjustments that were previously approved under a FERC order including re-establishing costs related to the facility, which we were previously ordered to write off, and eliminating a regulatory asset for future recoveries of our Elba Island facility costs. As of January 1, 2000, we also stopped recovering amounts under a minimum bill provision under a prior settlement order.

     Operating revenues for the quarter ended March 31, 2000, were $4 million lower than 1999. The decrease was due to lower revenues on our Sea Robin system and the elimination of our Elba Island facility minimum bill.

     Operating expenses for the quarter ended March 31, 2000, were $18 million lower than 1999. The decrease was due to lower expenses related to our Sea Robin system and lower system operating costs in 2000. Also contributing to the decrease was lower depreciation and amortization resulting from the FERC's order authorizing reactivation of the Elba Island facility.

     Other income for the quarter ended March 31, 2000, was $4 million lower than 1999. The decrease was due to the elimination of an asset for the future recovery of costs established for the Elba Island facility and lower allowance for funds used during construction. These decreases were partially offset by an increase in equity earnings related to our investment in Destin.

INCOME TAX EXPENSE

     Our income tax expense for the quarters ended March 31, 2000 and 1999, was $19 million and $16 million, respectively, resulting in an effective tax rate of 38 percent and 39 percent, respectively. The effective tax rates are higher than the statutory rate of 35 percent due to state income taxes.

OTHER

     In May 2000, we filed an application with FERC to expand our pipeline system by 336 million cubic feet of natural gas per day. The project, which will be placed partially in service in June 2002 and partially in service in June 2003, includes 73 miles of pipeline loop and more than 34,000 horsepower of mainline compression. We expect the project to cost approximately $147 million.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations. These statements may relate to information or assumptions about:

     - capital and other expenditures;

     - dividends;

     - financing plans;

     - capital structure;

     - cash flow;

     - pending legal proceedings and claims, including environmental matters;

     - future economic performance;

     - operating income;

     - cost savings;

     - management's plans; and

     - goals and objectives for future operations.

     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

     - the increasing competition within our industry;

     - the timing and extent of changes in commodity prices for natural gas and power;

     - the uncertainties associated with customer contract expirations on our pipeline systems;

     - the potential contingent liabilities and tax liabilities related to our acquisitions; and

     - the conditions of equity and other capital markets.

     These risk factors are more fully described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 1999.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 4, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                    EXHIBITS
        -------                                    --------
         27              -- Financial Data Schedule

     Undertaking

          The undersigned hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of Southern Natural Gas Company and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of Southern Natural Gas Company and its consolidated subsidiaries.

b. Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHERN NATURAL GAS COMPANY

                                                   /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 11, 2000

                                                  /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

Date: May 11, 2000

                                 EXHIBIT INDEX

             EXHIBIT NO.                                         DESCRIPTION
             -----------                                         -----------
                 27                      -- Financial Data Schedule