Form 10-Q
period 2000-06-30
SOUTHERN NATURAL GAS CO
filed 2000-08-10
CIK 92232

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Common stock, par value $3.75 per share. Shares outstanding on August 7, 2000: 1,000

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

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                QUARTER
                                                                 ENDED          SIX MONTHS
                                                                JUNE 30,      ENDED JUNE 30,
                                                              ------------    --------------
                                                              2000    1999    2000     1999
                                                              ----    ----    -----    -----
Operating revenues..........................................  $86     $95     $182     $195
                                                              ---     ---     ----     ----
Operating expenses
  Operation and maintenance.................................   30      35       59       70
  Depreciation, depletion, and amortization.................   10      15       13       29
  Taxes, other than income taxes............................    6       6       11       12
                                                              ---     ---     ----     ----
                                                               46      56       83      111
                                                              ---     ---     ----     ----
Operating income............................................   40      39       99       84
Other income
  Equity investment earnings................................    4       2        9        5
  Other, net................................................    1       3       (2)       6
                                                              ---     ---     ----     ----
                                                                5       5        7       11
                                                              ---     ---     ----     ----
Income before interest and income taxes.....................   45      44      106       95
                                                              ---     ---     ----     ----
Interest and debt expense...................................    9       9       19       19
Affiliated interest income, net.............................   (1)     --       --       --
Income tax expense..........................................   15      13       34       29
                                                              ---     ---     ----     ----
                                                               23      22       53       48
                                                              ---     ---     ----     ----
Income before extraordinary gain............................   22      22       53       47
Extraordinary gain, net of income taxes.....................   --      --       12       --
                                                              ---     ---     ----     ----
Net income..................................................  $22     $22     $ 65     $ 47
                                                              ===     ===     ====     ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS

Current assets
  Cash and cash equivalents.................................   $   --        $    1
  Accounts and notes receivable, net........................      320            75
  Materials and supplies....................................       16            20
  Other.....................................................       28            27
                                                               ------        ------
          Total current assets..............................      364           123
Property, plant, and equipment, net.........................    1,212         1,256
Other.......................................................      129           365
                                                               ------        ------
          Total assets......................................    1,705        $1,744
                                                               ======        ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................   $   51        $  121
  Current maturities of long-term debt......................      100            --
  Taxes payable.............................................       83            29
  Other.....................................................       26            28
                                                               ------        ------
          Total current liabilities.........................      260           178
Long-term debt, less current maturities.....................      399           499
Deferred income taxes.......................................      122           153
Other.......................................................       76           131
Commitments and contingencies
Stockholder's equity
  Common stock, par value $3.75 per share; authorized and
     issued 1,000 shares....................................       --            --
  Additional paid-in capital................................       80            80
  Retained earnings.........................................      768           703
                                                               ------        ------
          Total stockholder's equity........................      848           783
                                                               ------        ------
          Total liabilities and stockholder's equity........   $1,705        $1,744
                                                               ======        ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
                                                              2000      1999
                                                              ----      ----
Cash flows from operating activities
  Net income................................................  $ 65      $ 47
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    13        29
     Deferred income tax expense (benefit)..................   (12)       15
     Extraordinary gain on sale.............................   (21)       --
     Undistributed earnings in equity investees.............    (9)        1
  Working capital changes, net of non-cash transactions.....   123        --
  Other.....................................................   (23)       (8)
                                                              ----      ----
          Net cash provided by operating activities.........   136        84
                                                              ----      ----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (39)      (63)
  Additions to investments..................................    --       (12)
  Proceeds from sale of investments.........................   159        --
  Net change in other affiliated advances receivable........  (261)        8
  Proceeds from sale of assets, net.........................    74        --
                                                              ----      ----
          Net cash used in investing activities.............   (67)      (67)
                                                              ----      ----
Cash flows from financing activities
  Payments to retire long-term debt.........................    --        (5)
  Dividends paid............................................    --       (12)
  Net change in other affiliated advances payable...........   (70)       --
                                                              ----      ----
          Net cash used in financing activities.............   (70)      (17)
                                                              ----      ----
Decrease in cash and cash equivalents.......................    (1)       --
Cash and cash equivalents
          Beginning of period...............................     1        --
                                                              ----      ----
          End of period.....................................  $ --      $ --
                                                              ====      ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at June 30, 2000, and for the quarters and six months ended June 30, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all material adjustments, all of which are of a normal, recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. EXTRAORDINARY GAIN

     During the first quarter of 2000, we sold Sea Robin Pipeline Company to comply with a Federal Trade Commission (FTC) order related to our former parent company's merger with El Paso Energy Corporation. We received net proceeds of $71 million and recognized an extraordinary gain of $12 million, net of income taxes of $9 million. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. Net proceeds from this sale were $159 million and we recognized no material gain or loss on this transaction.

3. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at June 30, 2000 and December 31, 1999:

                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,525   $2,818
Less accumulated depreciation...............................   1,313    1,562
                                                              ------   ------
Total property, plant, and equipment, net...................  $1,212   $1,256
                                                              ======   ======

4. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In May 2000, the Federal Energy Regulatory Commission (FERC) approved a comprehensive settlement agreement that settles all issues in our current rate proceeding. As part of the settlement, all of our firm transportation and storage contracts that end between now and 2003 will be extended until 2005 or later. Substantially all of these extended contracts will be at or near maximum tariff rates based on rates provided by our settlement. The settlement provides our customers with reduced rates effective March 1, 2000, as well as a four-year moratorium on future rate increases, except in certain limited circumstances, and requires that we file a new rate case with FERC to be effective no later than March 2005.

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

     While we cannot predict with certainty the final outcome of our future re-contracting efforts, or the outcome of ongoing industry trends and initiatives, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

  Legal Proceedings

     We and a number of our subsidiaries are named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. We have also been named defendants in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2000, we had reserved $15 million for expected environmental costs.

     In addition, we expect to make capital expenditures of approximately $22 million for the years 2001 through 2007 for environmental matters primarily relating to compliance with air regulations and control of water discharges.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

5. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, to establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires us to classify derivatives as either assets or liabilities on the balance sheet, with a corresponding offset to income or other comprehensive income, and measure those instruments at fair value. If certain conditions are met, we may specifically designate a derivative as a hedge of:

     - the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

     - the exposure to variable cash flows of a forecasted transaction; or

     - the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     SFAS No. 137, Deferral of the Effective Date of SFAS 133, amended the standard in June 1999 to defer the effective date. Consequently, SFAS No. 133 will be effective for us January 1, 2001.

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. The amendment:

     - expands the normal purchases and sales exception;

     - redefines specific risks that can be designated as hedges;

     - allows recognition of foreign-currency-denominated assets and liabilities as hedged items; and

     - permits intercompany derivatives to be designated as hedging instruments for foreign currency risk if the hedge is offset by an unrelated third party on a net basis (netting risks is permitted only for foreign currency transactions).

We are currently evaluating the effects these pronouncements will have on our financial position, results of operations, or cash flows.

  Staff Accounting Bulletin No. 101

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and will be effective for us in the fourth quarter of 2000. We do not believe the adoption of SAB No. 101 will have a material impact on our financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     During the first quarter of 2000, we completed our sale of Sea Robin Pipeline Company to comply with a FTC order. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. We received net proceeds of $159 million from this sale and recognized no material gain or loss on this transaction.

                                                                                 SIX MONTHS
                                                            QUARTER ENDED          ENDED
                                                              JUNE 30,            JUNE 30,
                                                          -----------------   ----------------
                                                           2000      1999      2000     1999
                                                          -------   -------   ------   -------
                                                                     (IN MILLIONS)
Operating revenues......................................  $    86   $    95   $  182   $   195
Operating expenses......................................      (46)      (56)     (83)     (111)
Other income, net.......................................        5         5        7        11
                                                          -------   -------   ------   -------
     EBIT...............................................  $    45   $    44   $  106   $    95
                                                          =======   =======   ======   =======
Throughput volumes (BBtu/d)(1)
  SNG...................................................    2,037     2,524    2,425     2,767
  Equity investments....................................      187       385      378       293
                                                          -------   -------   ------   -------
     Total throughput...................................    2,224     2,909    2,803     3,060
                                                          =======   =======   ======   =======

---------------
(1) BBtu/d means billion British thermal units per day.

  Second Quarter 2000 Compared to Second Quarter 1999

     Operating revenues for the quarter ended June 30, 2000, were $9 million lower than 1999. The decrease was due to the impact of the sale of our Sea Robin system, lower rates as a result of our 2000 rate case settlement, and the elimination of the minimum bill on our Elba Island liquid natural gas facility which is undergoing reactivation. All of these events occurred in March of 2000. The decrease was partially offset by increased transportation revenues from the North Alabama Pipeline expansion.

     Operating expenses for the quarter ended June 30, 2000, were $10 million lower than 1999. The decrease was due to lower expenses related to our Sea Robin system, lower system operating costs, and lower depreciation and amortization resulting from lower depreciation rates following our rate case settlement and the FERC's order authorizing reactivation of the Elba Island facility.

  Six Months Ended 2000 Compared to Six Months Ended 1999

     Operating revenues for the six months ended June 30, 2000, were $13 million lower than 1999. The decrease was due to the impact of the sale of our Sea Robin system, lower rates as a result of our 2000 rate case settlement, and the elimination of the minimum bill on our Elba Island facility which is undergoing reactivation. All these events occurred in March of 2000. The decrease was partially offset by increased transportation and storage revenues.

     Operating expenses for the six months ended June 30, 2000, were $28 million lower than 1999. The decrease was due to lower expenses related to our Sea Robin system, lower system operating costs, and lower depreciation and amortization resulting from lower depreciation rates following our rate case settlement and FERC's order authorizing reactivation of the Elba Island facility.

     Other income for the six months ended June 30, 2000, was $4 million lower than 1999. The decrease was due to the elimination of an asset for the future recovery of costs established for the Elba Island facility and lower allowance for funds used during construction as a result of our completion of the North Alabama Pipeline expansion in 2000. The decrease was partially offset by an increase in equity earnings related to our investment in Destin from the first quarter of 2000.

INCOME TAX EXPENSE

     Income tax expense for the quarters ended June 30, 2000 and 1999, was $15 million and $13 million, resulting in an effective tax rate of 41% and 37%. Income tax expense for the six months ended June 30, 2000 and 1999, was $34 million and $29 million, resulting in an effective tax rate of 39% and 38%. The effective tax rates were higher than the statutory rate of 35% due to state income taxes.

OTHER

     In May 2000, we filed an application with FERC to expand our pipeline system by 336 million cubic feet of natural gas per day. The project will be placed partially in service in January 2002 and partially in service in January 2003. We expect the project to cost approximately $147 million.

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

Date: August 9, 2000

                                                  /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

Date: August 9, 2000

                                 EXHIBIT INDEX

             EXHIBIT NO.                                         DESCRIPTION
             -----------                                         -----------
                 27                      -- Financial Data Schedule