Form 10-Q
period 2000-09-30
SOUTHERN NATURAL GAS CO
filed 2000-11-09
CIK 92232

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Common stock, par value $3.75 per share. Shares outstanding on November 6, 2000: 1,000

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

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 QUARTER         NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
Operating revenues..........................................   $85      $94     $267     $289
                                                               ---      ---     ----     ----
Operating expenses
  Operation and maintenance.................................    33       54       92      124
  Depreciation, depletion, and amortization.................    10       15       23       44
  Taxes, other than income taxes............................     5        5       16       17
                                                               ---      ---     ----     ----
                                                                48       74      131      185
                                                               ---      ---     ----     ----
Operating income............................................    37       20      136      104
Other income
  Equity investment earnings................................     2        2       11        7
  Other, net................................................    --        4       (2)      10
                                                               ---      ---     ----     ----
                                                                 2        6        9       17
                                                               ---      ---     ----     ----
Income before interest and income taxes.....................    39       26      145      121
                                                               ---      ---     ----     ----
Interest and debt expense...................................    10        9       29       28
Affiliated interest income, net.............................    (5)      --       (5)      --
Income tax expense..........................................    13        7       47       36
                                                               ---      ---     ----     ----
                                                                18       16       71       64
                                                               ---      ---     ----     ----
Income before extraordinary gain............................    21       10       74       57
Extraordinary gain, net of income taxes.....................    --       --       12       --
                                                               ---      ---     ----     ----
Net income..................................................   $21      $10     $ 86     $ 57
                                                               ===      ===     ====     ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................     $   --          $    1
  Accounts and notes receivable, net........................        336              75
  Materials and supplies....................................         16              20
  Other.....................................................         28              27
                                                                 ------          ------
          Total current assets..............................        380             123
Property, plant, and equipment, net.........................      1,218           1,256
Other.......................................................        126             365
                                                                 ------          ------
          Total assets......................................     $1,724          $1,744
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................     $   44          $  121
  Current maturities of long-term debt......................        100              --
  Taxes payable.............................................         99              29
  Other.....................................................         21              28
                                                                 ------          ------
          Total current liabilities.........................        264             178
Long-term debt, less current maturities.....................        399             499
Deferred income taxes.......................................        124             153
Other.......................................................         68             131

Commitments and contingencies

Stockholder's equity
  Common stock, par value $3.75 per share; authorized and
     issued 1,000 shares....................................         --              --
  Additional paid-in capital................................         80              80
  Retained earnings.........................................        789             703
                                                                 ------          ------
          Total stockholder's equity........................        869             783
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $1,724          $1,744
                                                                 ======          ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ----------------
                                                              2000       1999
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $  86      $  57
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     23         44
     Deferred income tax expense (benefit)..................    (10)        16
     Extraordinary gain on sales............................    (21)        --
     Undistributed earnings in equity investees.............    (11)        (1)
  Working capital changes, net of non-cash transactions.....     74         (2)
  Other.....................................................     27         13
                                                              -----      -----
          Net cash provided by operating activities.........    168        127
                                                              -----      -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............    (58)      (145)
  Additions to investments..................................     --        (11)
  Proceeds from the sale of investments.....................    159         --
  Net change in other affiliated advances receivable........   (274)        22
  Proceeds from the sale of assets, net.....................     74         --
                                                              -----      -----
          Net cash used in investing activities.............    (99)      (134)
                                                              -----      -----
Cash flows from financing activities
  Payments to retire long-term debt.........................     --         (5)
  Dividends paid............................................     --        (12)
  Net change in other affiliated advances payable...........    (70)        24
                                                              -----      -----
          Net cash provided by (used in) financing
           activities.......................................    (70)         7
                                                              -----      -----
Decrease in cash and cash equivalents.......................     (1)        --
Cash and cash equivalents
          Beginning of period...............................      1         --
                                                              -----      -----
          End of period.....................................  $  --      $  --
                                                              =====      =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at September 30, 2000, and for the quarters and nine months ended September 30, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. EXTRAORDINARY GAIN

     During the first quarter of 2000, we sold Sea Robin Pipeline Company to comply with a Federal Trade Commission (FTC) order related to our former parent company's merger with El Paso Energy Corporation. Net proceeds from this sale were $71 million and we recognized an extraordinary gain of $12 million, net of income taxes of $9 million. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. Net proceeds from this sale were $159 million and no material gain or loss was recognized on the transaction.

3. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at September 30, 2000 and December 31, 1999:

                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,540   $2,818
Less accumulated depreciation...............................   1,322    1,562
                                                              ------   ------
Total property, plant, and equipment, net...................  $1,218   $1,256
                                                              ======   ======

4. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     In May 2000, the Federal Energy Regulatory Commission (FERC) approved a comprehensive settlement agreement that settles all issues in our current rate proceeding. As part of the settlement, all of our firm transportation and storage contracts that end between now and 2003 will be extended until 2005 or later. Substantially all of these extended contracts are at or near maximum tariff rates based on rates provided by our settlement. The settlement provides our customers with reduced rates effective March 1, 2000, as well as a four-year moratorium on future rate increases, except in certain limited circumstances, and requires that we file a new rate case with FERC to be effective no later than March 2005.

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

     In October 2000, Atlanta Gas Light Company elected to turn back its summer firm capacity of 141,000 decatherms per day under the terms of our rate case settlement. We are aggressively remarketing this excess capacity; however, we cannot predict the ultimate outcome of our effort or that the terms of future contracts will be as favorable to us as those that currently exist.

     In May 2000, we filed an application with the FERC to expand our pipeline system by 336 million cubic feet of natural gas per day, to serve new power generation loads being sited by Southern Company Services in Alabama at an estimated cost of $141 million. Phase I of the project is expected to be in service in January 2002, and Phase II is expected to be in service in January 2003.

     As changes in the regulatory and economic environment evolve, we will continue to evaluate the application of regulatory accounting principles. Factors which could impact this assessment include an inability to recover cost increases under rate caps and rate case moratoriums, an inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process, excess capacity or significant discounting of rates in the markets we serve, and the impacts of ongoing initiatives in, and deregulation of, the natural gas industry.

     While we cannot predict with certainty the final outcome of our future re-contracting efforts, or the outcome of ongoing industry trends and initiatives, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

  Legal Proceedings

     We, and a number of our subsidiaries, are named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. We have also been named defendants in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2000, we had reserved $15 million for expected environmental costs.

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

5. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We will adopt SFAS No. 133 beginning January 1, 2001, and do not believe it will have a material impact on our financial position, results of operations, or cash flows.

  Revenue Recognition in Financial Statements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for certain matters relating to the recognition of revenue and will be effective for us in the fourth quarter of 2000. We do not believe the adoption of SAB No. 101 will have a material impact on our financial position, results of operations, or cash flows.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This standard has various effective dates, the earliest of which is for fiscal years ending after December 15, 2000. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section updates, and should be read in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     During the first quarter of 2000, we sold Sea Robin Pipeline Company to comply with an FTC order related to our former parent company's merger with El Paso Energy. Net proceeds from this sale were $71 million and we recognized an extraordinary gain of $12 million, net of income taxes of $9 million. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. Net proceeds from this sale were $159 million and no material gain or loss was recognized on the transaction.

                                                              QUARTER           NINE MONTHS
                                                               ENDED               ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                          ----------------    ----------------
                                                           2000      1999      2000      1999
                                                          ------    ------    ------    ------
                                                                     (IN MILLIONS)
Operating revenues......................................  $   85    $   94    $  267    $  289
Operating expenses......................................     (48)      (74)     (131)     (185)
Other income............................................       2         6         9        17
                                                          ------    ------    ------    ------
     EBIT...............................................  $   39    $   26    $  145    $  121
                                                          ======    ======    ======    ======
Throughput volumes (BBtu/d)(1)
  SNG...................................................   1,848     2,562     2,231     2,698
  Equity investments (our share)........................      --       533       251       374
                                                          ------    ------    ------    ------
     Total throughput...................................   1,848     3,095     2,482     3,072
                                                          ======    ======    ======    ======

---------------
(1) BBtu/d means billion British thermal units per day.

  Third Quarter 2000 Compared to Third Quarter 1999

     Operating revenues for the quarter ended September 30, 2000, were $9 million lower than the same period of 1999. The decrease was due to the impact of the sale of our Sea Robin system, lower rates following our 2000 rate case settlement, and the elimination of the minimum bill provisions on our Elba Island facility that the FERC approved for reactivation in March 2000.

     Operating expenses for the quarter ended September 30, 2000, were $26 million lower than the same period of 1999. The decrease was due to lower expenses as a result of the sale of our Sea Robin system, lower system operating costs, and the favorable impact of FERC's authorization to reactivate our Elba Island facility. Also contributing to the decrease was the impairment of several expansion projects in the third quarter of 1999.

     Other income for the quarter ended September 30, 2000, was $4 million lower than the same period of 1999 resulting from lower interest income and lower allowance for funds used during construction as a result of the completion of our North Alabama Pipeline expansion in 2000.

  Nine Months Ended 2000 Compared to Nine Months Ended 1999

     Operating revenues for the nine months ended September 30, 2000, were $22 million lower than the same period of 1999. The decrease was due to the impact of the sale of our Sea Robin system, lower rates following our 2000 rate case settlement, and the elimination of the minimum bill provisions on our Elba Island facility that the FERC approved for reactivation in March 2000. The decrease was partially offset by higher transportation and storage revenues.

     Operating expenses for the nine months ended September 30, 2000, were $54 million lower than the same period of 1999. The decrease was due to lower expenses as a result of the sale of our Sea Robin system, lower system operating costs, and the favorable impact of FERC's authorization to reactivate our Elba Island facility. Also contributing to the decrease was the impairment of several expansion projects in the third quarter of 1999.

     Other income for the nine months ended September 30, 2000, was $8 million lower than the same period of 1999. The decrease was due to the elimination of an asset for the future recovery of costs of our Elba Island facility, lower interest income, and lower allowance for funds used during construction as a result of the completion of our North Alabama Pipeline expansion in 2000. The decrease was partially offset by higher equity earnings related to Destin prior to its sale.

INCOME TAX EXPENSE

     The effective income tax rates for the quarters ended September 30, 2000 and 1999, were 38% and 41%. The effective income tax rate for the nine months ended September 30, 2000 and 1999, was 39% for each period. The effective tax rates were higher than the statutory rate of 35% due to state income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and should be read in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

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

                                            SOUTHERN NATURAL GAS COMPANY

                                                    /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer
Date: November 9, 2000

                                                   /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)
Date: November 9, 2000

                                 EXHIBIT INDEX

             EXHIBIT NO.                                         DESCRIPTION
             -----------                                         -----------
                 27                      -- Financial Data Schedule