Form 10-K405
period 2000-12-31
SOUTHERN NATURAL GAS CO
filed 2001-03-29
CIK 92232

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
               EL PASO BUILDING
            1001 LOUISIANA STREET
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

     Common Stock, par value $3.75 per share. Shares outstanding on March 19, 2001: 1,000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                                     PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................    3
Item  3.  Legal Proceedings...........................................    3
Item  4.  Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    3
Item  6.  Selected Financial Data.....................................    *
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results      of Operations..............................    4
          Cautionary Statement for Purposes of the "Safe Harbor"
          Provisions of the Private
          Securities Litigation Reform Act of 1995....................    5
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    5
Item  8.  Financial Statements and Supplementary Data.................    6
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial      Disclosure...............................   22

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Management............................    *
Item 13.  Certain Relationships and Related Transactions..............    *

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   22
          Signatures..................................................   24

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Bcf      = billion cubic feet
MMcf     = million cubic feet

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     Southern Natural Gas Company (SNG), a Delaware corporation, is a wholly owned subsidiary of El Paso Corporation. Prior to El Paso's October 1999 merger with Sonat Inc., we were a wholly owned subsidiary of Sonat Inc. Our major business consists of the interstate transportation and storage of natural gas. We conduct our business activities through a natural gas pipeline system, storage facilities and a liquefied natural gas terminalling facility, each of which is discussed below:

     The SNG system. The Southern Natural Gas system consists of approximately 8,200 miles of pipeline with a design capacity of 2,834 MMcf/d. During 2000, we transported volumes averaging approximately 73 percent of our capacity. Our interstate pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee, including the metropolitan areas of Atlanta and Birmingham. We are the principal pipeline supplier to the growing southeastern markets of Alabama and Georgia. In August 2000, the South Georgia Natural Gas system was combined with the SNG system as part of our rate case settlement. Along our system, we have approximately 60 Bcf of underground working gas storage capacity.

     Southern LNG, Inc. Southern LNG owns a liquefied natural gas receiving terminal, located on Elba Island, near Savannah, Georgia, capable of achieving a peak send out of 540 MMcf/d and a base load send out of 333 MMcf/d. Inactive since the early 1980s, Southern LNG received an order from the Federal Energy Regulatory Commission (FERC) in March 2000 granting it permission to reactivate the receiving terminal. We expect the terminal to be in service in the fourth quarter of 2001.

     Bear Creek Storage. We own a 50 percent interest in Bear Creek Storage Company, which owns and operates an underground natural gas storage facility located in Louisiana. The facility has a capacity of 50 Bcf of base gas and 58 Bcf of working storage. Bear Creek's working storage capacity is committed equally to the Tennessee Gas Pipeline and SNG systems under long-term contracts.

                             REGULATORY ENVIRONMENT

     Our natural gas systems and storage operations are regulated by FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs that establish rates, terms, and conditions under which each system provides services to its customers. Generally, FERC's authority extends to:

     - transportation of natural gas, rates, and charges;

     - certification and construction of new facilities;

     - extension or abandonment of services and facilities;

     - maintenance of accounts and records;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities;

     - initiation and discontinuation of services; and

     - various other matters.

     Our regulated pipelines and storage facilities have tariffs established through filings with FERC that have a variety of terms and conditions, each of which affects its operations and its ability to recover fees for the services it provides. By and large, changes to these fees or terms can only be implemented upon approval by FERC.

     Our interstate pipeline system is also subject to the Natural Gas Pipeline Safety Act of 1968 that establishes pipeline and liquefied natural gas plant safety requirements, the National Environmental Policy Act, and other environmental legislation. Our system has a continuing program of inspection designed to keep all of our facilities in compliance with pollution control and pipeline safety requirements. We believe that our system is in substantial compliance with the applicable requirements.

     For a further discussion of significant rate and regulatory matters, see
Item 8, Financial Statements and Supplementary Data, Note 8.

                            MARKETS AND COMPETITION

     Our interstate system faces varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     Our customers include distribution and industrial customers, electric generation companies, gas producers, other gas pipelines and gas marketing and trading companies. We provide transportation services in both our natural gas supply and market areas. Our contracts to provide firm transportation service for our customers are for varying amounts and periods of time. Substantially all of the firm transportation capacity currently available in our two largest market areas is fully subscribed. The significant customers we serve include:

     - Atlanta Gas Light Company, with capacity of 770 MMcf/d under contracts that expire beginning in 2005 through 2007, with the majority expiring in 2005;

     - Alabama Gas Corporation, with capacity of 384 MMcf/d under contracts that expire beginning in 2005 through 2008, with the majority expiring in 2008; and

     - South Carolina Pipeline Corporation, with capacity of 188 MMcf/d under contract which expires primarily in 2005.

     Nearly all of our firm transportation contracts automatically extend the term for additional months or years unless notice of termination is given by one of the parties.

     Competition among pipelines is strong in a number of our key markets. Customers purchase natural gas supply from producers and natural gas marketing companies in unregulated transactions and contract with us for transportation services to deliver this supply to their markets. Our three largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines. In addition, we compete with several pipelines for the transportation business of many of our other customers. The competition with such pipelines is intense, and we must, at times, discount our transportation rates in order to maintain market share.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated by reference herein.

                                   EMPLOYEES

     As of March 19, 2001, we had approximately 400 full-time employees, none of which are subject to collective bargaining arrangements.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated by reference herein.

     We are of the opinion that we have satisfactory title to the properties owned and used in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in our businesses. We believe that our physical properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock, par value $3.75 per share, is owned by El Paso and, accordingly, there is no public trading market for such securities.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. We paid a $100 million and a $12 million cash dividend to our parent in 2000 and in 1999.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The notes to our consolidated financial statements contain information that is pertinent to the following analysis.

                             RESULTS OF OPERATIONS

     We evaluate performance based on earnings before interest expense and income taxes, excluding affiliated interest income (EBIT) since earnings on equity investments can be a significant component of our earnings. To the extent possible, results of operations have been reclassified to conform to current year presentation. Accordingly, operating results presented herein are on that basis.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Operating revenues..........................................  $ 404    $ 417
Operating expenses..........................................   (231)    (346)
Other income................................................     20       21
                                                              -----    -----
  EBIT......................................................  $ 193    $  92
                                                              =====    =====
          Total throughput (BBtu/d).........................  2,132    2,077
                                                              =====    =====

     During 1999, we incurred $90 million of merger-related costs and asset impairment charges in connection with El Paso's October 1999 merger with Sonat Inc. See Item 8, Financial Statements and Supplementary Data, Note 2, for a further discussion of these charges.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Operating revenues for the year ended December 31, 2000, were $13 million lower than the same period of 1999. The decrease was due to the impact of the sale of our Sea Robin system, lower rates following our 2000 rate case settlement, and the elimination of the minimum bill provisions on our Elba Island facility that the FERC approved for reactivation in March 2000. The decrease was partially offset by higher transportation and storage revenues as well as higher realized prices on pipeline gas sales in 2000.

     Operating expenses for the year ended December 31, 2000, were $115 million lower than the same period of 1999. The decrease was due to lower expenses as a result of the merger costs incurred in 1999 for employee benefits and severance charges, the impact of the sale of our Sea Robin system in the first quarter of 2000, the impairment of several expansion projects in 1999, and the favorable impact of FERC's authorization to reactivate our Elba Island facility.

     Other income for the year ended December 31, 2000, was $1 million lower than the same period of 1999. The decrease was due to the elimination of an asset for the future recovery of costs established for the Elba Island facility, lower interest income, and lower allowance for funds used during construction as a result of the completion of our North Alabama Pipeline expansion in 2000. The decrease was partially offset by higher equity earnings and a gain on the sale of non-pipeline assets in 2000.

AFFILIATED INTEREST INCOME, NET

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Affiliated Interest Income, net for the year ended December 31, 2000, was $9 million higher than the same period in 1999 primarily due to an increase in average advances to our parent.

INCOME TAX EXPENSE

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     The effective income tax rate for each of the years ended December 31, 2000 and 1999 was 39%. The effective tax rates were higher than the statutory rate of 35% primarily due to state income taxes. See Item 8, Financial Statements and Supplementary Data, Note 3, for a reconciliation of the statutory rate to the effective rates.

COMMITMENTS AND CONTINGENCIES

     See Item 8, Financial Statements and Supplementary Data, Note 8, for a discussion of our commitments and contingencies.

OTHER

     During the first quarter of 2000, we completed the sales of the Destin Pipeline Company and Sea Robin Pipeline Company to comply with a Federal Trade Commission (FTC) order related to El Paso's October 1999 merger with Sonat. We recognized the gain from these sales as an extraordinary item. After reflecting this gain, we believe that the future impact of these dispositions will not, individually or in the aggregate, have a material effect on our overall financial position, operating results or cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows cash flows and related weighted average interest rates of our interest bearing securities, by expected maturity dates. As of December 31, 2000, the fair value of amounts of fixed rate long-term debt have been estimated based on quoted market prices for the same or similar issues.

                                                  DECEMBER 31, 2000
                            -------------------------------------------------------------
                                EXPECTED FISCAL YEAR OF MATURITY OF CARRYING AMOUNTS        DECEMBER 31, 1999
                            -------------------------------------------------------------   -----------------
                                                                                    FAIR    CARRYING    FAIR
                            2001   2002   2003   2004   2005   THEREAFTER   TOTAL   VALUE   AMOUNTS    VALUE
                            ----   ----   ----   ----   ----   ----------   -----   -----   --------   ------
                                                (DOLLARS IN MILLIONS)
LIABILITIES:
  Long-term debt,
     including
     current
       portion -- fixed
     rate.................  $100   $200                           $199      $499    $494      $499      $493
       Average interest
          rate............   9.0%   8.3%                           6.6%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SOUTHERN NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Operating revenues
  Transportation............................................   $356     $375     $368
  Other.....................................................     48       42       49
                                                               ----     ----     ----
                                                                404      417      417
                                                               ----     ----     ----
Operating expenses
  Operation and maintenance.................................    178      173      167
  Merger-related costs and asset impairment charges.........     --       90       --
  Depreciation, depletion, and amortization.................     33       60       46
  Taxes, other than income taxes............................     20       23       21
                                                               ----     ----     ----
                                                                231      346      234
                                                               ----     ----     ----
Operating income............................................    173       71      183
                                                               ----     ----     ----
Other income
  Earnings from unconsolidated affiliates...................     15       10       20
  Other, net................................................      5       11        8
                                                               ----     ----     ----
                                                                 20       21       28
                                                               ----     ----     ----
Income before interest and income taxes.....................    193       92      211
                                                               ----     ----     ----
Non-affiliated interest and debt expense....................     38       38       35
Affiliated interest income, net.............................     (9)      --       (2)
Income tax expense..........................................     64       21       68
                                                               ----     ----     ----
                                                                 93       59      101
                                                               ----     ----     ----
Income before extraordinary gain............................    100       33      110
Extraordinary gain, net of income taxes.....................     12       --       --
                                                               ----     ----     ----
Net income..................................................   $112     $ 33     $110
                                                               ====     ====     ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000       1999
                                                              ------     ------
                                    ASSETS
Current assets
  Cash and cash equivalents.................................  $   --     $    1
  Accounts and notes receivable, net of allowance of $3 in
     2000 and $2 in 1999
     Customer...............................................      74         58
     Unconsolidated affiliates..............................     214         15
     Other..................................................       9          2
  Materials and supplies....................................      15         20
  Regulatory assets.........................................      27         27
                                                              ------     ------
          Total current assets..............................     339        123
Property, plant, and equipment, net.........................   1,216      1,256
Investments in unconsolidated affiliates....................     105        250
Other.......................................................      12        115
                                                              ------     ------
          Total assets......................................  $1,672     $1,744
                                                              ======     ======

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................  $   37     $   44
     Unconsolidated affiliates..............................      11         74
     Other..................................................       2          3
  Current maturities of long-term debt......................     100         --
  Taxes payable.............................................      91         29
  Accrued interest..........................................      24         24
  Other.....................................................       4          8
                                                              ------     ------
          Total current liabilities.........................     269        182
                                                              ------     ------
Long-term debt, less current maturities.....................     399        499
                                                              ------     ------
Deferred income taxes.......................................     120        153
                                                              ------     ------
Other.......................................................      67        127
                                                              ------     ------

Commitments and contingencies

Stockholder's equity
  Common stock, par value $3.75 per share; authorized and
     issued 1,000 shares....................................      --         --
  Additional paid-in capital................................     102         80
  Retained earnings.........................................     715        703
                                                              ------     ------
          Total stockholder's equity........................     817        783
                                                              ------     ------
          Total liabilities and stockholder's equity........  $1,672     $1,744
                                                              ======     ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Cash flows from operating activities
  Net income................................................  $ 112    $  33    $ 110
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     33       60       46
     Deferred income tax expense (benefit)..................     (4)     (12)      30
     Net gain on sale of assets.............................     (5)      --       --
     Undistributed earnings from unconsolidated
      affiliates............................................    (15)      (4)     (13)
     Non-cash merger-related costs and asset impairment
      charges...............................................     --       90       --
     Extraordinary gain on sale.............................    (21)      --       --
     Working capital changes, net of non-cash transactions
       Accounts and notes receivable........................      2      (26)      16
       Accounts payable.....................................    (10)      12      (25)
       Taxes payable........................................     76       18       (5)
       Other working capital changes........................     12       13        6
     Other..................................................     38      (28)     (23)
                                                              -----    -----    -----
       Net cash provided by operating activities............    218      156      142
                                                              -----    -----    -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............    (71)    (189)    (222)
  Additions to investments..................................     --      (92)     (44)
  Proceeds from the sale of investments.....................    159       --       --
  Proceeds from the sale of assets..........................     71        6        6
  Net change in affiliated advances receivable..............   (208)      22       67
  Return of (additions to) investment in unconsolidated
     affiliates.............................................     --       45      (45)
                                                              -----    -----    -----
       Net cash used in investing activities................    (49)    (208)    (238)
                                                              -----    -----    -----
Cash flows from financing activities
  Payments to retire long-term debt.........................     --       (5)      (6)
  Net proceeds from the issuance of long-term debt..........     --       --       99
  Net change in affiliated advances payable.................    (70)      70       --
  Dividends paid............................................   (100)     (12)      --
                                                              -----    -----    -----
       Net cash provided by (used in) financing
        activities..........................................   (170)      53       93
                                                              -----    -----    -----
Increase (decrease) in cash and cash equivalents............     (1)       1       (3)
Cash and cash equivalents
  Beginning of period.......................................      1       --        3
                                                              -----    -----    -----
  End of period.............................................  $  --    $   1    $  --
                                                              =====    =====    =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                             COMMON STOCK     ADDITIONAL                  TOTAL
                                                            ---------------    PAID-IN     RETAINED   STOCKHOLDER'S
                                                            SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                                            ------   ------   ----------   --------   -------------
January 1, 1998...........................................  1,000     $--        $ 80       $ 572         $ 652
  Net income..............................................                                    110           110
                                                            -----     ---        ----       -----         -----
December 31, 1998.........................................  1,000      --          80         682           762
  Net income..............................................                                     33            33
  Cash dividend...........................................                                    (12)          (12)
                                                            -----     ---        ----       -----         -----
December 31, 1999.........................................  1,000      --          80         703           783
  Net income..............................................                                    112           112
  Allocated tax benefit of El Paso equity plans...........                          3                         3
  Non-cash capital contributions from El Paso.............                         19                        19
  Cash dividend...........................................                                   (100)         (100)
                                                            -----     ---        ----       -----         -----
December 31, 2000.........................................  1,000     $--        $102       $ 715         $ 817
                                                            =====     ===        ====       =====         =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We account for investments in companies where we have the ability to exert significant influence, but not control, over operating and financial policies using the equity method. Our consolidated financial statements for previous periods include reclassifications that were made to conform to the current year presentation. Those reclassifications have no impact on reported net income or stockholder's equity.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Our actual results are likely to differ from those estimates.

  Accounting for Regulated Operations

     Our interstate natural gas system and storage operations are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs which establish rates, terms and conditions under which each system provides services to its customers. Our businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from the accounting requirements of our non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates, including costs to refinance debt.

     When the accounting method followed is required by or allowed by the regulatory authority for rate-making purposes, the method conforms to the generally accepted accounting principle of matching costs with the revenues to which they apply.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Materials and Supplies

     We value materials and supplies at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     Our property, plant, and equipment is recorded at its original cost of construction or, upon acquisition, the cost to the entity that first placed the asset in service. We capitalize direct costs, like labor and materials, and indirect costs, like overhead and allowance for funds used during construction. We capitalize the major units of property replacements or improvements and expense the minor ones.

     When applicable, we use the composite (group) method to depreciate regulated property, plant, and equipment. Assets with similar lives and other characteristics are grouped and depreciated as one asset. We apply the depreciation rate, approved in our rates, to the total cost of the group, until its net book value equals its salvage value. Currently, our depreciation rates vary from 1 to 20 percent. Using these rates, the remaining economic lives of these assets range from 2 to 36 years. We re-evaluate depreciation rates each time we redevelop our transportation rates.

     When we retire regulated property, plant, and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost of retirement (the cost to remove, sell, or dispose), less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in income.

     General. At December 31, 2000 and 1999, we had approximately $36 million and $27 million of construction work in progress included in our property, plant, and equipment.

     We evaluate impairment of our property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     We recognize revenues from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected that may be subject to refund. Revenues on services other than transportation are recorded when they are earned.

     In the fourth quarter of 2000, we implemented Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which provides guidance on the gross versus net presentation of revenues and expenses. As a result of adoption, revenues and related costs increased by $34 million, $28 million, and $24 million for 2000, 1999, and 1998. These reclassifications had no impact on net income.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. We expense amounts that relate to existing conditions caused by past operations, and which do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. They are subject to revision in future periods based on actual costs or new circumstances, and are included in our balance sheet at their undiscounted amounts. We evaluate recoveries separately from the liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

  Income Taxes

     We report income taxes based on income reported on our tax returns along with a provision for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based upon our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

     El Paso maintains a tax sharing policy for companies included in its consolidated federal income tax return which provides, among other things, that
(i) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position will be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Under the policy, El Paso pays all federal income taxes directly to the IRS and bills or refunds its subsidiaries, including us, for their portion of these income tax payments. We had a similar tax sharing arrangement with Sonat Inc. prior to its October 1999 merger with El Paso.

  Accounting for Derivative Instruments and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We adopted SFAS No. 133 beginning January 1, 2001, and it had no impact on our financial statements.

2. MERGER-RELATED COSTS AND ASSET IMPAIRMENT CHARGES

     During 1999, we incurred merger-related costs and asset impairment charges of $90 million. Merger-related costs include $25 million related to employee benefits accelerated and curtailed as a result of terminations and restructuring of our workforce in connection with El Paso's October 1999 merger with Sonat. Merger-related charges also include $29 million in charges to conform accounting practices and policies, write-down and write-off costs associated with duplicate information systems and inventory, and write-off of capitalized costs or projects that were discontinued as a result of the merger. Asset impairment charges were $36 million and were a result of lower estimated recoveries on various regulatory assets related to our rate case that was approved by the FERC in May 2000.

3. INCOME TAXES

     The following table reflects the components of income tax expense included in income before extraordinary gain for the years ended December 31:

                                                              2000     1999     1998
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Current
  Federal...................................................  $37      $28      $33
  State.....................................................    5        5        5
                                                              ---      ---      ---
                                                               42       33       38
                                                              ---      ---      ---
Deferred
  Federal...................................................   18      (10)      26
  State.....................................................    4       (2)       4
                                                              ---      ---      ---
                                                               22      (12)      30
                                                              ---      ---      ---
          Total income tax expense..........................  $64      $21      $68
                                                              ===      ===      ===

     Our income tax expense included in income before extraordinary gain differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons at December 31:

                                                              2000     1999     1998
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Income tax expense at the statutory federal rate of 35%.....  $57      $19      $62
Increase
  State income tax, net of federal income tax benefit.......    6        2        6
  Other.....................................................    1       --       --
                                                              ---      ---      ---
Income tax expense..........................................  $64      $21      $68
                                                              ===      ===      ===
Effective tax rate..........................................   39%      39%      38%
                                                              ===      ===      ===

     The following are the components of our net deferred tax liability at December 31:

                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant, and equipment............................  $158    $149
  Regulatory assets.........................................    14      16
  Investments in unconsolidated affiliates..................    --      15
  Materials and supplies....................................    11      11
  Other.....................................................     4      10
                                                              ----    ----
          Total deferred tax liability......................   187     201
                                                              ----    ----
Deferred tax assets
  Accrual for regulatory issues.............................    31      35
  Employee benefit and deferred compensation obligations....    18       4
  U.S. net operating loss and tax credit carryovers.........    10       1
  Other.....................................................    10       9
  Valuation allowance.......................................    (2)     (1)
                                                              ----    ----
          Total deferred tax asset..........................    67      48
                                                              ----    ----
Net deferred tax liability..................................  $120    $153
                                                              ====    ====

     Under El Paso's tax sharing policy, we are allocated the tax benefit associated with our employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $3 million in 2000. Such benefits are included in additional paid-in capital in our balance sheet.

     As of December 31, 2000, we had $2 million of general business credit carryovers and $24 million of net operating loss carryovers. The carryover period for the general business credits ends at various times from 2006 through 2017. The carryover period for the net operating loss ends as follows -- $14 million in 2018 and $10 million in 2019. We have recorded a valuation allowance to offset the deferred tax asset related to the general business credits.

     Prior to the October 1999 merger of Sonat Inc. and El Paso, Sonat Inc. and its subsidiaries, including us and our subsidiaries, filed a consolidated federal income tax return. After the merger, we joined El Paso's consolidated federal income tax group. Beginning January 30, 2001, as a result of El Paso's merger with The Coastal Corporation, El Paso and its subsidiaries, including us, will file a consolidated federal income tax return with El Paso CGP Company, formerly The Coastal Corporation, and its subsidiaries.

4. EXTRAORDINARY GAIN

     During the first quarter of 2000, we sold Sea Robin Pipeline Company to comply with an FTC order related to our merger with El Paso. Net proceeds from this sale were $71 million and we recognized an extraordinary gain of $12 million, net of income taxes of $9 million. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. Net proceeds from this sale were $159 million and no material gain or loss was recognized on the transaction.

5. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     As of December 31, 2000 and 1999, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                               2000                     1999
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, including current maturities.......    $499        $494         $499        $493

6. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at December
31:

                                                                2000        1999
                                                                ----        ----
                                                                  (IN MILLIONS)
     Property, plant, and equipment, at cost................   $2,529      $2,818
     Less accumulated depreciation..........................    1,313       1,562
                                                               ------      ------
               Total property, plant, and equipment, net....   $1,216      $1,256
                                                               ======      ======

7. DEBT AND OTHER CREDIT FACILITIES

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
  8.875% Notes due 2001.....................................  $100    $100
  7.85% Notes due 2002......................................   100     100
  8.625% Notes due 2002.....................................   100     100
  6.70% Notes due 2007......................................   100     100
  6.125% Notes due 2008.....................................   100     100
                                                              ----    ----
                                                               500     500
Less: Unamortized discount..................................     1       1
      Current maturities....................................   100      --
                                                              ----    ----
Long-term debt, less current maturities.....................  $399    $499
                                                              ====    ====

     Aggregate maturities of the principal amounts of long-term debt for the next 5 years and in total thereafter are as follows:

YEARS                                                         (IN MILLIONS)
-----                                                         -------------
2001........................................................      $100
2002........................................................       200
2003........................................................        --
2004........................................................        --
2005........................................................        --
Thereafter..................................................       200
                                                                  ----
          Total long-term debt, including current
           maturities.......................................      $500
                                                                  ====

  Financing Activities in 2001

     In February 2001, SNG issued $300 million aggregate principal amount 7.35% Notes due 2031. Proceeds of approximately $297 million, net of issuance costs, were used to pay off $100 million of SNG's 8.875% Notes due February 2001 and for general corporate purposes.

     As of March 2001, we have $100 million of capacity remaining under our shelf registration statement on file with the Securities and Exchange Commission.

8. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1999, we were named a defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes. (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.)

     We are also a named defendant in an action styled Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, once transferred to the same court handling the Grynberg complaint, has been sent back to the Kansas State Court for further proceedings.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2000, we had a reserve of approximately $14 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $22 million in the aggregate for the years 2001 through 2007. These expenditures primarily relate to compliance with air regulations.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate. For a further discussion of specific environmental matters, see Legal Proceedings above.

  Rates and Regulatory Matters

     In May 2000, the FERC approved a comprehensive settlement agreement that settles all issues in our current rate proceeding. As part of the settlement, all of our firm transportation and storage contracts were extended until 2005 or later and substantially all of these extended contracts were at or near maximum tariff rates, as reduced by our settlement. The settlement provides our customers with reduced rates effective March 1, 2000, as well as a four-year moratorium on future rate increases, except in certain limited circumstances, and requires that we file a new rate case with FERC to be effective no later than March 2005.

     The settlement specifically includes:

      - reduced reservation charges;

      - a cap of the North Alabama Pipeline project capital costs at $104 million;

      - a protocol to follow before making changes to the general terms and conditions of service;

      - a three-year extension of various storage transportation service contracts and a phased-in conversion of these contracts to a seasonal firm transportation service arrangement;

      - the merger of South Georgia Natural Gas Company, our former subsidiary, into our pipeline system with the addition of an incremental lateral rate less than South Georgia's separate rate; and

      - the construction of a new compressor at the Wrens, Georgia compressor station.

     In October 2000, Atlanta Gas Light Company elected to turn back its summer firm capacity of 141,000 decatherms per day under the terms of our rate case settlement. We are aggressively remarketing this excess capacity; however, we cannot predict the ultimate outcome of our effort or that the terms of future contracts will be as favorable to us as those that currently exist.

     In May 2000, we filed an application with the FERC to expand our pipeline system by 336 million cubic feet of natural gas per day, to serve new power generation loads being sited by Southern Company Services in Alabama at an estimated cost of $141 million. Phase I of the project is expected to be in service in June 2002, and Phase II is expected to be in service in June 2003. We received a certificate order from the FERC in 2001.

     In March 2000, FERC issued an order requested by Southern LNG Inc., our wholly owned subsidiary, in an application made in July 1999, which authorized the recommissioning of Southern LNG's Elba Island receiving terminal near Savannah, Georgia. In August 2000, Southern LNG filed an application with the FERC requesting limited amendment to the certificate issued in March 2000 which would expand the throughput capability of the Elba Island Terminal. The estimated cost of the project is approximately $52 million with an anticipated in-service date of October 2001. FERC issued a preliminary determination on non-environmental issues in February 2001.

     While we cannot predict with certainty the final outcome or timing of the resolution of rates and regulatory matters or the impact of ongoing industry trends and initiatives, we believe the resolution of these issues will not have a material adverse effect on our financial position, operating results, or cash flows.

  Capital Commitments

     At December 31, 2000, we had capital and investment commitments of $192 million primarily related to our South System and Elba Island projects. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Operating Leases

     We lease certain property, facilities, and equipment under various operating leases. Minimum annual rental commitments at December 31, 2000, were $5 million for 2001 with no material lease commitments beyond 2001. Rental expense for operating leases for the years ended December 31, 2000, 1999 and 1998 was $5 million, $3 million, and $2 million.

9. RETIREMENT BENEFITS

  Pension Benefits and Retirement

     Prior to El Paso's October 1999 merger with Sonat Inc., Sonat provided pension benefits to our employees. Benefits under this plan were generally determined based on years of service and average salary, as set forth in the plan's provisions. As a result of the merger, El Paso offered an early retirement incentive program to our employees who were at least 50 years of age with 10 years of service as of December 31, 1999, and who terminated employment by June 30, 2000. These benefits generally added years of service onto existing pension benefits of these employees. Effective January 1, 2000, the Sonat pension plan was merged into the El Paso pension plans. Our employees who were active participants in the Sonat pension plan on the Sonat merger effective date receive the greater of cash balance benefits or the Sonat plan benefits accrued through December 31, 2004.

     El Paso maintains a defined contribution plan covering our employees. El Paso matches 75 percent of participant basic contributions of up to 6 percent, with the matching contribution being made in El Paso stock. Prior to the merger, our employees participated in Sonat's retirement savings plans. Sonat matched 100 percent of participant basic contributions of up to 6 percent.

     El Paso is responsible for benefits accrued under its cash balance plan and allocates the related costs to its affiliates. See Note 10 for a summary of transactions with affiliates.

  Other Postretirement Benefits

     As a result of the early retirement incentive program we offered in connection with the October 1999 merger of Sonat and El Paso, we accrued $25 million of costs associated with curtailment and special termination benefits in 1999. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso has reserved the right to change these benefits. Employees who retire on or after June 30, 2000 will continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent such costs are recoverable through rates.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve month period ended September 30:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 99     $ 63
  Interest cost.............................................     7        5
  Participant contributions.................................     1       --
  Plan amendments...........................................    --       (6)
  Curtailments and special termination benefits.............    --        5
  Actuarial loss (gain).....................................   (16)      36
  Benefits paid.............................................    (4)      (4)
                                                              ----     ----
  Benefit obligation at end of period.......................  $ 87     $ 99
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $ 50     $ 46
  Actual return on plan assets..............................     5        2
  Employer contributions....................................     7        6
  Participant contributions.................................     1       --
  Benefits paid.............................................    (4)      (4)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 59     $ 50
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $(28)    $(50)
  Fourth quarter contributions..............................     2        2
  Unrecognized actuarial loss...............................     2       22
                                                              ----     ----
  Net accrued benefit cost at December 31...................  $(24)    $(26)
                                                              ====     ====

     Benefit obligations are based upon actuarial estimates as described below.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999     1998
                                                              -----    ------    -----
                                                                   (IN MILLIONS)
Benefit cost for the plans includes the following components
  Interest cost.............................................   $ 7      $  5      $ 4
  Expected return on plan assets............................    (2)       (3)      (2)
  Amortization of actuarial gain............................    --        --       (1)
  Amortization of transition obligation.....................    --         2        3
  Curtailments and special termination benefits expense.....    --        25       --
                                                               ---      ----      ---
  Net benefit cost..........................................   $ 5      $ 29      $ 4
                                                               ===      ====      ===

                                                              2000    1999
                                                              -----   -----
Weighted average assumptions
  Discount rate.............................................  7.75%   7.50%
  Expected return on plan assets............................  7.50%   7.50%

     Actuarial estimates for our postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10 percent in 2000, gradually decreasing to 6 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change in our assumed health care cost trends would have the following effects:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
One Percentage Point Increase
  Aggregate of Service Cost and Interest Cost...............  $   1    $   1
  Accumulated Postretirement Benefit Obligation.............  $   9    $  11
One Percentage Point Decrease
  Aggregate of Service Cost and Interest Cost...............  $  (1)   $  (1)
  Accumulated Postretirement Benefit Obligation.............  $  (8)   $ (10)

10. TRANSACTIONS WITH AFFILIATES

     We enter into transactions with other El Paso subsidiaries and unconsolidated affiliates in the normal course of our business to transport, sell and purchase natural gas. Services provided by these affiliates for our benefit are based on the same terms as nonaffiliates.

     The following table shows revenues and charges from our affiliates for the years ended December 31:

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Revenues from affiliates....................................  $44    $22    $26
Charges from affiliates.....................................   50     35     27

11. TRANSACTIONS WITH MAJOR CUSTOMERS

     The following table shows revenues from major customers for the years ended December 31:

                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
Atlanta Gas Light Company...................................   $73    $134
Alabama Gas Corporation.....................................    42      48

     In 2000, no customer represented more than 10 percent of our revenues.

12. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Interest paid...............................................  $39    $38    $31
Income tax payments.........................................    2     20     38

13. INVESTMENT IN AFFILIATED COMPANIES (UNAUDITED)

     The Company holds investments in various affiliates which are accounted for on the equity method of accounting. The Company's principal equity method investee is its 50 percent ownership in Bear Creek. During 1999, El Paso formed Sabine River Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds are collateralized by assets of El Paso, including 100 percent of our investment in Bear Creek. At December 31, 2000 and 1999, our investment in Bear Creek was $89 million.

14. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below.

                                                                                          NET
                                                                OPERATING    OPERATING   INCOME
QUARTER                                                        REVENUES(1)    INCOME     (LOSS)
-------                                                        -----------   ---------   ------
                                                                        (IN MILLIONS)
2000
          1st................................................     $108         $ 59       $ 43
          2nd................................................       97           40         22
          3rd................................................       96           37         21
          4th................................................      103           37         26
                                                                  ----         ----       ----
                                                                  $404         $173       $112
                                                                  ====         ====       ====
1999
          1st................................................     $106         $ 45       $ 25
          2nd................................................      102           39         22
          3rd................................................      101           20         10
          4th................................................      108          (33)       (24)
                                                                  ----         ----       ----
                                                                  $417         $ 71       $ 33
                                                                  ====         ====       ====

---------------

(1) In the fourth quarter of 2000, we restated operating revenues for 1999 and 2000 due to the implementation of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. For the first, second, and third quarters of 2000, operating revenues increased by $12 million, $11 million, and $11 million. For the first, second, third, and fourth quarters of 1999, operating revenues increased by $6 million, $7 million, $7 million, and $8 million. These adjustments had no impact on net income.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Southern Natural Gas Company:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14. (a) 1. present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company (the "Company") as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Birmingham, Alabama
February 13, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, 'Security Ownership of Management;" and Item 13, "Certain Relationships and Related Transaction," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements are included in Part II,
Item 8 of this report:

                                                              PAGE
                                                              ----
     Consolidated Statements of Income......................    6
     Consolidated Balance Sheets............................    7
     Consolidated Statements of Cash Flows..................    8
     Consolidated Statements of Stockholder's Equity........    9
     Notes to Consolidated Financial Statements.............   10
     Report of Independent Accountants......................   21
2. Financial Statement schedules and supplementary
  information required to be submitted.
     Schedules are omitted because they are not applicable,
      or the required information is shown in the
      Consolidated Financial Statements or accompanying
      notes.
3. Exhibit list.............................................   23

     (B) REPORTS ON FORM 8-K:

     - We filed a current report on Form 8-K, dated February 6, 2001, announcing we declared and paid a dividend on our common stock in the amount of $100,000,000 on December 28, 2000.

     - We filed a current report on Form 8-K, dated February 14, 2001, announcing we issued $300 million aggregate principal amount of 7.35% Notes due February 15, 2031.

                          SOUTHERN NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 2000

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.A      Restated Certificate of Incorporation of SNG dated as of
          March 1, 1994 (Exhibit 3-(a) to Form 10-K of SNG for the
          year 1993 filed March 25, 1994, File No. 001-02745)
 3.B      By-laws of SNG as amended and in effect October 1, 1982
          (filed as Exhibit 3-(b) to Form 10-K of SNG for the year
          1993 filed March 25, 1994, File No. 001-02745)
 4.1      Form of Indenture dated June 1, 1987, from SNG to
          Manufacturers Hanover Trust Company, Trustee, First
          Supplemental Indenture, dated as of September 30, 1997,
          between SNG and The Chase Manhattan Bank (formerly Chemical
          Bank, successor by merger to Manufacturers Hanover Trust
          Company) (filed as Exhibit 4-(1) to Registration Statement
          No. 33-47266 of SNG dated April 16, 1992) (filed as Exhibit
          4-(2) to Form 8-K of SNG dated September 25, 1997); Second
          Supplemental Indenture dated as of February 13, 2001,
          between SNG and The Chase Manhattan Bank, as Trustee,
          including the form of 7.35% Note Due February 15, 2031
          (filed as Exhibit 4.1 to Form 8-K of SNG dated February 14,
          2001).
 4.2      Specimen Note of SNG for the $100 million 8 7/8% Notes due
          February 15, 2001, issued under Registration Statement No.
          333-16190 (filed as Exhibit 4-(2) to Form 8-K of SNG dated
          February 7, 1991)
 4.3      Specimen Note of SNG for the $100 million 7.85% Notes due
          January 15, 2002, issued under Registration Statement No.
          333-16190 (filed as Exhibit 4-(2) to Form 8-K of SNG dated
          January 14, 1992)
 4.4      Specimen Note of SNG for the $100 million 8 5/8% Notes due
          May 1, 2002, issued under Registration Statement No.
          333-47266 (filed as Exhibit 4.3(d) to Form 10-K of Sonat
          Inc. for the year 1996)
 4.5      Specimen Note of SNG for the $100 million 6.70% Notes due
          October 1, 2007, issued under Registration Statement No.
          333-47266 (filed as Exhibit 4-(3) to Form 8-K of SNG dated
          September 25, 1997)
 4.6      Specimen Note of SNG for the $100 million 6.125% Notes due
          September 15, 2008, issued under Registration Statement No.
          333-47959 (filed as Exhibit 4-(3) to Form 8-K of SNG dated
          September 24, 1998)
 21       Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*23       Consent of Independent Accountants

UNDERTAKING.

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, Southern Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2001.

                                          SOUTHERN NATURAL GAS COMPANY

                                          By   /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of Southern Natural Gas Company and in the capacities and on the dates indicated:

                            SIGNATURE                                       TITLE                     DATE
                            ---------                                       -----                     ----

                /s/ JOHN W. SOMERHALDER II                    Chairman of the Board and Director      March 29,
 --------------------------------------------------------                                                  2001
                 (John W. Somerhalder II)

                   /s/ JAMES C. YARDLEY                       President                               March 29,
 --------------------------------------------------------                                                  2001
                    (James C. Yardley)

                   /s/ H. BRENT AUSTIN                        Executive Vice President, Chief         March 29,
 --------------------------------------------------------       Financial Officer and Director             2001
                    (H. Brent Austin)

                  /s/ JEFFREY I. BEASON                       Senior Vice President and               March 29,
 --------------------------------------------------------       Controller (Chief Accounting               2001
                   (Jeffrey I. Beason)                          Officer)

                   /s/ WILLIAM A. WISE                        Director                                March 29,
 --------------------------------------------------------                                                  2001
                    (William A. Wise)

                               INDEX TO EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.A      Restated Certificate of Incorporation of SNG dated as of
          March 1, 1994 (Exhibit 3-(a) to Form 10-K of SNG for the
          year 1993 filed March 25, 1994, File No. 001-02745)
 3.B      By-laws of SNG as amended and in effect October 1, 1982
          (filed as Exhibit 3-(b) to Form 10-K of SNG for the year
          1993 filed March 25, 1994, File No. 001-02745)
 4.1      Form of Indenture dated June 1, 1987, from SNG to
          Manufacturers Hanover Trust Company, Trustee, First
          Supplemental Indenture, dated as of September 30, 1997,
          between SNG and The Chase Manhattan Bank (formerly Chemical
          Bank, successor by merger to Manufacturers Hanover Trust
          Company) (filed as Exhibit 4-(1) to Registration Statement
          No. 33-47266 of SNG dated April 16, 1992) (filed as Exhibit
          4-(2) to Form 8-K of SNG dated September 25, 1997); Second
          Supplemental Indenture dated as of February 13, 2001,
          between SNG and The Chase Manhattan Bank, as Trustee,
          including the form of 7.35% Note Due February 15, 2031
          (filed as Exhibit 4.1 to Form 8-K of SNG dated February 14,
          2001).
 4.2      Specimen Note of SNG for the $100 million 8 7/8% Notes due
          February 15, 2001, issued under Registration Statement No.
          333-16190 (filed as Exhibit 4-(2) to Form 8-K of SNG dated
          February 7, 1991)
 4.3      Specimen Note of SNG for the $100 million 7.85% Notes due
          January 15, 2002, issued under Registration Statement No.
          333-16190 (filed as Exhibit 4-(2) to Form 8-K of SNG dated
          January 14, 1992)
 4.4      Specimen Note of SNG for the $100 million 8 5/8% Notes due
          May 1, 2002, issued under Registration Statement No.
          333-47266 (filed as Exhibit 4.3(d) to Form 10-K of Sonat
          Inc. for the year 1996)
 4.5      Specimen Note of SNG for the $100 million 6.70% Notes due
          October 1, 2007, issued under Registration Statement No.
          333-47266 (filed as Exhibit 4-(3) to Form 8-K of SNG dated
          September 25, 1997)
 4.6      Specimen Note of SNG for the $100 million 6.125% Notes due
          September 15, 2008, issued under Registration Statement No.
          333-47959 (filed as Exhibit 4-(3) to Form 8-K of SNG dated
          September 24, 1998)
 21       Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*23       Consent of Independent Accountants