Form 10-Q
period 2001-03-31
SOUTHERN NATURAL GAS CO
filed 2001-05-14
CIK 92232

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                 EL PASO BUILDING
               1001 LOUISIANA STREET                                       77002
                  HOUSTON, TEXAS                                        (Zip Code)
     (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

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

     Common stock, par value $3.75 per share. Shares outstanding on May 4, 2001:
1,000

     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2001      2000
                                                              ----      ----
Operating revenues..........................................  $111      $108
                                                              ----      ----
Operating expenses
  Operation and maintenance.................................    46        41
  Depreciation, depletion, and amortization.................    10         3
  Taxes, other than income taxes............................     6         5
                                                              ----      ----
                                                                62        49
                                                              ----      ----
Operating income............................................    49        59
                                                              ----      ----
Other income
  Earnings from unconsolidated affiliates...................     3         5
  Other, net................................................     3        (3)
                                                              ----      ----
                                                                 6         2
                                                              ----      ----
Income before interest, income taxes, and extraordinary
  items.....................................................    55        61
                                                              ----      ----
Non-affiliated interest and debt expense....................    11        10
Affiliated interest (income) expense, net...................    (4)        1
Income tax expense..........................................    18        19
                                                              ----      ----
                                                                25        30
                                                              ----      ----
Income before extraordinary items...........................    30        31
Extraordinary items, net of income taxes....................    --        12
                                                              ----      ----
Net income..................................................  $ 30      $ 43
                                                              ====      ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS

Current assets
  Cash and cash equivalents.................................   $   --        $   --
  Accounts and notes receivable, net........................      496           297
  Materials and supplies....................................       15            15
  Other.....................................................       28            27
                                                               ------        ------
          Total current assets..............................      539           339
Property, plant, and equipment, net.........................    1,230         1,216
Investments in unconsolidated affiliates....................      108           105
Other.......................................................       27            12
                                                               ------        ------
          Total assets......................................   $1,904        $1,672
                                                               ======        ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................   $   45        $   50
  Current maturities of long-term debt......................      100           100
  Taxes payable.............................................      102            91
  Other.....................................................       28            28
                                                               ------        ------
          Total current liabilities.........................      275           269
                                                               ------        ------
Long-term debt, less current maturities.....................      598           399
                                                               ------        ------
Deferred income taxes.......................................      125           120
                                                               ------        ------
Other.......................................................       59            67
                                                               ------        ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $3.75 per share; authorized and
     issued 1,000 shares....................................       --            --
  Additional paid-in capital................................      102           102
  Retained earnings.........................................      745           715
                                                               ------        ------
          Total stockholder's equity........................      847           817
                                                               ------        ------
          Total liabilities and stockholder's equity........   $1,904        $1,672
                                                               ======        ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2001       2000
                                                              -----      ----
Cash flows from operating activities
  Net income................................................  $  30      $ 43
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     10         3
     Extraordinary items....................................     --       (21)
     Deferred income tax expense............................      4         2
     Undistributed earnings of unconsolidated affiliates....     (3)       (5)
  Working capital changes, net of non-cash transactions.....     10        95
  Other.....................................................    (16)      (29)
                                                              -----      ----
          Net cash provided by operating activities.........     35        88
                                                              -----      ----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............    (17)      (27)
  Net change in other affiliated advances receivable........   (225)      (66)
  Net proceeds from the sale of assets......................      7        74
                                                              -----      ----
          Net cash used in investing activities.............   (235)      (19)
                                                              -----      ----
Cash flows from financing activities
  Payments to retire long-term debt.........................   (100)       --
  Proceeds from the issuance of long-term debt..............    300        --
  Net change in other affiliated advances payable...........     --       (70)
                                                              -----      ----
          Net cash provided by (used in) financing
           activities.......................................    200       (70)
                                                              -----      ----
Net change in cash and cash equivalents.....................     --        (1)
Cash and cash equivalents
  Beginning of period.......................................     --         1
                                                              -----      ----
  End of period.............................................  $  --      $ --
                                                              =====      ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION


     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements at March 31, 2001, and for the quarters ended March 31, 2001 and 2000, are unaudited. The balance sheet at December 31, 2000, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholder's equity.


2. EXTRAORDINARY ITEMS

     During the first quarter of 2000, we sold Sea Robin Pipeline Company to comply with a Federal Trade Commission (FTC) order related to our former parent company's merger with El Paso Corporation. We received net proceeds of $71 million and recognized an extraordinary gain of $12 million, net of income taxes of $9 million.

3. PROPERTY, PLANT, AND EQUIPMENT


     Our property, plant, and equipment consisted of the following:



                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Property, plant, and equipment, at cost.....................   $2,552        $2,529
Less accumulated depreciation, depletion, and
  amortization..............................................    1,322         1,313
                                                               ------        ------
          Total property, plant, and equipment, net.........   $1,230        $1,216
                                                               ======        ======


4. DEBT AND OTHER CREDIT FACILITIES


     In February 2001, we issued $300 million aggregate principal amount 7.35% Notes due 2031. Proceeds of approximately $297 million, net of issuance costs, were used to pay off $100 million of our 8.875% Notes due 2001 and for general corporate purposes.


5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings


     In 1997, we were named a defendant in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming).



     We were named a defendant in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint, and has now been sent back to Kansas State Court for further proceedings.


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

  Environmental


     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2001, we had a reserve of approximately $14 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $7 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with air regulations.



     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.


  Rates and Regulatory Matters


     In March 2000, the Federal Energy Regulatory Commission (FERC) issued an order requested by Southern LNG Inc., our wholly owned subsidiary, which authorized the recommissioning of Southern LNG's Elba Island receiving terminal near Savannah, Georgia. In August 2000, Southern LNG filed an application with FERC requesting limited amendment to the certificate issued in March 2000 which would expand the throughput capability of the Elba Island terminal. The estimated cost of the project is approximately $52 million with an anticipated in-service date of October 2001. FERC issued a preliminary determination on non-environmental issues in February 2001.



     In May 2000, we filed an application with FERC to expand our pipeline system by 336 million cubic feet of natural gas per day, to serve new power generation loads, being sited by Southern Company Services in Alabama at an estimated cost of $141 million. Phase I of the project is expected to be in service in June 2002, and Phase II is expected to be in service in June 2003. We received a certificate order from FERC in March 2001.



     In April 2001, we filed an application with FERC to expand our north main line pipeline system to supply transportation demand services to a simple cycle electric power generation plant in Calhoun County, Alabama, for the summer months, and Alagasco, one of our customers, and the City of Sylacauga during the winter months. This additional capacity to provide these services will be created through a combination of construction of new looping lines, replacement or uprating of existing pipe, and installation of added compression. The estimated cost of the project is approximately $26 million with an anticipated in-service date of June 2003.



     Also in April 2001, we filed an application with FERC seeking authorization to construct and operate the Cypress Pipeline system in Southeastern Georgia and Florida for an estimated cost of $240 million. This 166-mile pipeline will be capable of transporting 310 million cubic feet of natural gas per day from our liquefied natural gas receiving terminal at Elba Island in Savannah, Georgia to interconnections with our South Georgia Lateral; Florida Gas Transmission Company (a jointly owned subsidiary of El Paso and Enron

Corporation); Atlanta Gas Light near Brunswick, Georgia; and Jacksonville Electric Authority's new Brandy Branch generating plant near Jacksonville, Florida. Construction is scheduled to begin in the third quarter of 2002, and the pipeline's projected in-service date is June 1, 2003.

6. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $432 million at March 31, 2001, at a market rate of interest which was 5.58% at March 31, 2001. At December 31, 2000, we had advanced $208 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     During the first quarter of 2000, we completed our sale of Sea Robin Pipeline Company to comply with an FTC order related to our former parent company's merger with El Paso. Net proceeds from this sale were $71 million and we recognized an extraordinary gain of $12 million, net of income taxes of $9 million.

     Below are the operating results and an analysis of those results for each of the quarters ended March 31:

                                                                2001        2000
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................   $  111      $  108
Operating expenses..........................................      (62)        (49)
Other income, net...........................................        6           2
                                                               ------      ------
  Earnings before interest expense and income taxes.........   $   55      $   61
                                                               ======      ======
Throughput volumes (BBtu/d)(1)..............................    2,231       2,813
                                                               ======      ======

---------------
(1) BBtu/d means billion British thermal units per day.

     In March 2000, FERC issued an order allowing us to reactivate our Elba Island liquefied natural gas facility. Following the reactivation, we made adjustments that were previously approved under a FERC order, including re-establishing costs related to the facility, which we were previously ordered to write off, and eliminating a regulatory asset for future recoveries of our Elba Island facility costs. As of January 1, 2000, we also stopped recovering amounts under a minimum bill provision under a prior settlement order.

     Operating revenues for the quarter ended March 31, 2001, were $3 million higher than the same period in 2000. The increase was due to higher prices on sales of excess fuel recoveries in the first quarter of 2001. Partially offsetting the increase were lower transportation revenues from the sale of our Sea Robin system, lower rates following our rate case settlement, and the elimination of the minimum bill provisions on our Elba Island facility that FERC approved for reactivation, all occurring in March of 2000.

     Operating expenses for the quarter ended March 31, 2001, were $13 million higher than the same period in 2000. The increase was due to higher fuel costs resulting from higher gas prices in the first quarter of 2001 and the favorable impact on depreciation expense of the FERC's authorization to reactivate our Elba Island facility in the first quarter of 2000. The increase was partially offset by lower overhead allocations in the first quarter of 2001 and lower depreciation expense following our 2000 rate case settlement.

     Other income for the quarter ended March 31, 2001, was $4 million higher than the same period in 2000. The increase was due to the elimination of an asset for the future recovery of costs established for the Elba Island facility in the first quarter of 2000 and contract termination fees in the first quarter of 2001 which were partially offset by lower equity earnings resulting from the sale of our one-third interest in Destin Pipeline Company in the first quarter of 2000.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter ended March 31, 2001, was $1 million higher than 2000 due to increased long-term borrowings in the first quarter of 2001 for operating requirements and retirement of a portion of our long-term borrowings due in 2001.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the first quarter ended March 31, 2001, was $5 million higher than 2000 due to increased average advances to El Paso in 2001.

INCOME TAX EXPENSE

     The income tax expense for the quarters ended March 31, 2001 and 2000, was $18 million and $19 million, resulting in an effective tax rate of 38 percent for both periods. Our effective tax rates were higher than the statutory rate of 35 percent primarily due to state income taxes.

OTHER

     For discussion of our expansion activities, see Part I, Financial Information, Note 5.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 5, which is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     None.

     Undertaking

          We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

b. Reports on Form 8-K

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

                                            SOUTHERN NATURAL GAS COMPANY

Date: May 11, 2001                                 /s/ GREG G. GRUBER
                                                       Greg G. Gruber
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: May 11, 2001                                /s/ JEFFREY I. BEASON
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)