Form 10-Q
period 2001-06-30
SOUTHERN NATURAL GAS CO
filed 2001-08-10
CIK 92232

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Common stock, par value $3.75 per share. Shares outstanding on August 6, 2001: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                           QUARTER ENDED       SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                           --------------      ----------------
                                                           2001      2000      2001       2000
                                                           ----      ----      -----      -----
Operating revenues.......................................  $94       $97       $205       $205
                                                           ---       ---       ----       ----
Operating expenses
  Operation and maintenance..............................   41        41         87         82
  Depreciation, depletion, and amortization..............   11        10         21         13
  Taxes, other than income taxes.........................    4         6         10         11
                                                           ---       ---       ----       ----
                                                            56        57        118        106
                                                           ---       ---       ----       ----
Operating income.........................................   38        40         87         99
                                                           ---       ---       ----       ----
Other income
  Earnings from unconsolidated affiliates................    4         4          7          9
  Other, net.............................................    2         1          5         (2)
                                                           ---       ---       ----       ----
                                                             6         5         12          7
                                                           ---       ---       ----       ----
Income before interest, income taxes, and other
  charges................................................   44        45         99        106
                                                           ---       ---       ----       ----
Non-affiliated interest and debt expense.................   12         9         23         19
Affiliated interest income, net..........................   (6)       (1)       (10)        --
Income taxes.............................................   15        15         33         34
                                                           ---       ---       ----       ----
                                                            21        23         46         53
                                                           ---       ---       ----       ----
Income before extraordinary items........................   23        22         53         53
Extraordinary items, net of income taxes.................   --        --         --         12
                                                           ---       ---       ----       ----
Net income...............................................  $23       $22       $ 53       $ 65
                                                           ===       ===       ====       ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                       ASSETS

Current assets
  Cash and cash equivalents.................................   $   --       $   --
  Accounts and notes receivable, net
    Customer................................................       46           74
    Affiliates..............................................      453          214
    Other...................................................        3            9
  Materials and supplies....................................       14           15
  Regulatory assets.........................................       28           27
  Other.....................................................        1           --
                                                               ------       ------
         Total current assets...............................      545          339
                                                               ------       ------
Property, plant, and equipment, at cost.....................    2,588        2,529
Less accumulated depreciation, depletion, and
  amortization..............................................    1,334        1,313
                                                               ------       ------
         Total property, plant, and equipment, net..........    1,254        1,216
                                                               ------       ------
Other assets
  Investments in unconsolidated affiliates..................      112          105
  Other.....................................................       34           12
                                                               ------       ------
                                                                  146          117
                                                               ------       ------
         Total assets.......................................   $1,945       $1,672
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
    Trade...................................................   $   34       $   37
    Affiliates..............................................       12           11
    Other...................................................        2            2
  Current maturities of long-term debt......................      200          100
  Taxes payable.............................................      107           91
  Accrued interest..........................................       28           24
  Other.....................................................        4            4
                                                               ------       ------
         Total current liabilities..........................      387          269
                                                               ------       ------
Long-term debt, less current maturities.....................      499          399
                                                               ------       ------
Deferred income taxes.......................................      134          120
                                                               ------       ------
Other.......................................................       55           67
                                                               ------       ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $3.75 per share; authorized and
    issued 1,000 shares.....................................       --           --
  Additional paid-in capital................................      102          102
  Retained earnings.........................................      768          715
                                                               ------       ------
         Total stockholder's equity.........................      870          817
                                                               ------       ------
         Total liabilities and stockholder's equity.........   $1,945       $1,672
                                                               ======       ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2001       2000
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $ 53       $ 65
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    21         13
     Extraordinary items....................................    --        (21)
     Deferred income tax expense (benefit)..................    14        (12)
     Net gain on the sale of assets.........................    (1)        --
     Undistributed earnings of unconsolidated affiliates....    (7)        (9)
  Working capital changes, net of non-cash transactions.....    28        123
  Other.....................................................   (31)       (23)
                                                              ----       ----
          Net cash provided by operating activities.........    77        136
                                                              ----       ----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (43)       (39)
  Proceeds from the sale of investments.....................    --        159
  Net change in other affiliated advances receivable........  (243)      (261)
  Net proceeds from the sale of assets......................     9         74
                                                              ----       ----
          Net cash used in investing activities.............  (277)       (67)
                                                              ----       ----
Cash flows from financing activities
  Payments to retire long-term debt.........................  (100)        --
  Proceeds from the issuance of long-term debt..............   300         --
  Net change in other affiliated advances payable...........    --        (70)
                                                              ----       ----
          Net cash provided by (used in) financing
           activities.......................................   200        (70)
                                                              ----       ----
Decrease in cash and cash equivalents.......................    --         (1)
Cash and cash equivalents
  Beginning of period.......................................    --          1
                                                              ----       ----
  End of period.............................................  $ --       $ --
                                                              ====       ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of June 30, 2001, and for the quarters and six months ended June 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. EXTRAORDINARY ITEMS

     During the first quarter of 2000, we sold Sea Robin Pipeline Company to comply with a Federal Trade Commission (FTC) order related to our former parent company's merger with El Paso Corporation. Net proceeds from this sale were $71 million, and we recognized an extraordinary gain of $12 million, net of income taxes of $9 million. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. Net proceeds from this sale were $159 million, and no material gain or loss was recognized on the transaction.

3. DEBT AND OTHER CREDIT FACILITIES

     In February 2001, we issued $300 million aggregate principal amount 7.35% notes due 2031. Proceeds of approximately $297 million, net of issuance costs, were used to pay off $100 million of our 8.875% notes due 2001 and for operating requirements.

4. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). In May 2001, the court denied the defendants' motions to dismiss.

     We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2001, we had a reserve of approximately $13 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $7 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

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

  Rates and Regulatory Matters

     In March 2000, the Federal Energy Regulatory Commission (FERC) issued an order requested by Southern LNG Inc., our wholly owned subsidiary, which authorized the recommissioning of Southern LNG's Elba Island liquefied natural gas receiving terminal near Savannah, Georgia. In August 2000, Southern LNG filed an application with FERC requesting limited amendment to the certificate issued in March 2000 that would modify sendout facilities at the Elba Island terminal. FERC issued a preliminary determination on non-environmental issues in February 2001. In July 2001, FERC issued a final order on the environmental and marine safety aspects of the proceeding. The estimated cost of the plant reactivation and sendout modification, as filed with FERC, is approximately $40 million. The anticipated in-service date is October 2001, at which time Southern LNG will update its proposed rates to reflect actual costs.

     In May 2000, we filed an application with FERC to expand our pipeline system by 336 million cubic feet of natural gas per day at an estimated cost of $141 million, to serve new power generation loads being sited by Southern Company Services in Alabama. Phase I of the project is expected to be in service in June 2002, and Phase II is expected to be in service in June 2003. We received a certificate order from FERC in March 2001. In May 2001, we filed a petition to amend the order requesting authorization to increase the diameter of several of the loop pipelines from 30-inches to 36-inches and to reduce the number of miles of loop pipeline from 70 miles to 62 miles, thus reducing the overall cost of the project by approximately $1 million. In July 2001, FERC approved this amendment, and the Alabama Municipal Distributors Group and others filed an appeal of FERC's orders authorizing this project. The appeal was filed in the D.C. Circuit Court of Appeals.

     In April 2001, we filed an application with FERC to expand our north main line pipeline system to supply transportation demand services to a simple cycle electric power generation plant in Calhoun County, Alabama for the summer months, and Alagasco, one of our customers, and the City of Sylacauga during the winter months. The additional capacity to provide these services will be created through a combination of construction of new looping lines, replacement or uprating of existing pipe, and installation of added compression. The estimated cost of the project is approximately $26 million with an anticipated in-service date of June 2003.

     Also in April 2001, we filed an application with FERC seeking authorization to construct and operate the Cypress Pipeline system in southeastern Georgia and northern Florida for an estimated cost of $240 million. This 166-mile pipeline will be capable of transporting 310 million cubic feet of natural gas per day from our liquefied natural gas receiving terminal at Elba Island in Savannah, Georgia to interconnections with our South Georgia Lateral; Florida Gas Transmission Company's pipeline (a jointly owned pipeline of El Paso and Enron Corporation); Atlanta Gas Light's pipeline near Brunswick, Georgia; and Jacksonville Electric Authority's new Brandy Branch generating plant near Jacksonville, Florida. Construction is scheduled to begin in the third quarter of 2002, and the pipeline's projected in-service date is June 1, 2003.

5. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $451 million at June 30, 2001, at a market rate of interest which was 4.2% at June 30, 2001. At December 31, 2000, we had advanced $208 million.

     At June 30, 2001, we had accounts receivable from other related parties of $2 million and $6 million at December 31, 2000. In addition, we had accounts payable to other related parties of $12 million at June 30, 2001, versus $11 million at December 31, 2000. These balances were incurred in the normal course of business.

6. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Business Combinations

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. This statement requires that all transactions that fit the definition of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests method for all business combinations initiated after June 30, 2001. This statement also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary item. This standard will have an impact on any business combination we undertake in the future. We are currently evaluating the effects of this pronouncement on our historical financial statements.

  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized but intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for Asset Retirement Obligations

     In July 2001, the FASB approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to the present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     During the first quarter of 2000, we completed our sale of Sea Robin Pipeline Company to comply with an FTC order related to our former parent company's merger with El Paso. Net proceeds from this sale were $71 million, and we recognized an extraordinary gain of $12 million, net of income taxes of $9 million. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. Net proceeds from this sale were $159 million, and no material gain or loss was recognized on the transaction.

     Below are the operating results and an analysis of those results for the quarters and six months ended June 30:

                                                   QUARTER ENDED      SIX MONTHS ENDED
                                                  ----------------    ----------------
                                                   2001      2000      2001      2000
                                                  ------    ------    ------    ------
                                                  (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..............................  $   94    $   97    $  205    $  205
Operating expenses..............................     (56)      (57)     (118)     (106)
Other income, net...............................       6         5        12         7
                                                  ------    ------    ------    ------
  Earnings before interest expense and income
     taxes......................................  $   44    $   45    $   99    $  106
                                                  ======    ======    ======    ======
Throughput volumes (BBtu/d)(1)..................   1,657     2,037     1,943     2,227
                                                  ======    ======    ======    ======

---------------
(1) BBtu/d means billion British thermal units per day. Throughput volumes exclude our Sea Robin pipeline system sold in March 2000 and our one-third interest in the Destin system sold in May 2000 in connection with the merger with El Paso.

     In March 2000, FERC issued an order allowing us to reactivate our Elba Island liquefied natural gas facility. Following the reactivation, we made adjustments that were previously approved under a FERC order, including re-establishing costs related to the facility which we were previously ordered to write off, and eliminating a regulatory asset for future recoveries of our Elba Island facility costs. As of January 1, 2000, we also stopped recovering amounts under a minimum bill provision under a prior settlement order.

  Second Quarter 2001 Compared to Second Quarter 2000

     Operating revenues for the quarter ended June 30, 2001, were $3 million lower than the same period in 2000. The decrease was a result of the elimination of the minimum bill provisions at Elba Island as a result of its approved reactivation combined with lower throughput, higher 2000 sales of excess natural gas, and lower revenue reserve estimates in 2000. Partially offsetting the decrease was the impact of higher natural gas prices on sales under natural gas sales contracts.

     Operating expenses for the quarter ended June 30, 2001, were slightly lower from the same period in 2000. The impact of higher prices on purchases of natural gas were partially offset by lower corporate allocations following El Paso's merger with The Coastal Corporation in January 2001.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     Operating revenues for the six months ended June 30, 2001, were the same as those for the same period in 2000. During 2001, revenues increased due to higher prices on sales of natural gas under natural gas sales contracts. These increases were offset by lower transportation revenues from the sale of our Sea Robin system in the first quarter of 2000, lower throughput, lower rates following our rate case settlement in June of 2000, the elimination of the minimum bill provisions on our Elba Island facility, higher 2000 sales of excess natural gas, and lower revenue reserve estimates in 2000.

     Operating expenses for the six months ended June 30, 2001, were $12 million higher than the same period in 2000. The increase was due to the favorable impact on depreciation expense of the approval to reactivate our Elba Island facility and the impact of higher prices on purchases of natural gas. The increase was partially offset by lower corporate allocations following El Paso's merger with Coastal, lower depreciation expense following our 2000 rate case settlement, lower ad valorem and franchise taxes in 2001, and lower operating expenses from the sale of Sea Robin.

     Other income for the six months ended June 30, 2001, was $5 million higher than the same period in 2000. The increase was due to the elimination of an asset for the future recovery of costs established for the Elba Island facility in the first quarter of 2000 and contract termination fees in the first quarter of 2001, partially offset by lower equity earnings resulting from the sale of our one-third interest in Destin Pipeline Company in the second quarter of 2000.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter and six months ended June 30, 2001, was $3 million and $4 million higher than the same periods in 2000 due to increased long-term borrowings during 2001. See Item 1, Financial Statements, Note 3 for a further discussion of our borrowing activities.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter and six months ended June 30, 2001, was $5 million and $10 million higher than the same periods in 2000 due to increased average advances under our cash management program with El Paso in 2001 offset by lower short-term interest rates.

INCOME TAXES

     The income tax expenses for the quarters ended June 30, 2001 and 2000, were $15 million for both periods, resulting in effective tax rates of 39 percent and 40 percent. The income tax expenses for the six months ended June 30, 2001 and 2000, were $33 million and $34 million, resulting in effective tax rates of 38 percent and 39 percent . Our effective tax rates were different than the statutory rate of 35 percent in all periods due to state income taxes.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 6, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Information, Note 4, which is incorporated herein by reference.

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

                                            SOUTHERN NATURAL GAS COMPANY

Date: August 10, 2001                              /s/ GREG G. GRUBER
                                                       Greg G. Gruber
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: August 10, 2001                             /s/ JEFFREY I. BEASON
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)