Form 10-Q
period 2001-09-30
SOUTHERN NATURAL GAS CO
filed 2001-11-13
CIK 92232

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Common stock, par value $3.75 per share. Shares outstanding on November 6, 2001: 1,000

     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

===============================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                           QUARTER ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                           --------------      ------------------
                                                           2001      2000       2001        2000
                                                           ----      ----      ------      ------
Operating revenues.......................................  $89       $96        $294        $301
                                                           ---       ---        ----        ----
Operating expenses
  Operation and maintenance..............................   38        45         125         126
  Depreciation, depletion and amortization...............   10        10          31          23
  Taxes, other than income taxes.........................    4         5          14          16
                                                           ---       ---        ----        ----
                                                            52        60         170         165
                                                           ---       ---        ----        ----
Operating income.........................................   37        36         124         136
                                                           ---       ---        ----        ----
Other income
  Earnings from unconsolidated affiliates................    4         3          11          12
  Other, net.............................................    2        --           7          (2)
                                                           ---       ---        ----        ----
                                                             6         3          18          10
                                                           ---       ---        ----        ----
Income before interest, income taxes and other charges...   43        39         142         146
                                                           ---       ---        ----        ----
Non-affiliated interest and debt expense.................   13        10          36          29
Affiliated interest income, net..........................   (4)       (5)        (14)         (4)
Income taxes.............................................   14        13          47          47
                                                           ---       ---        ----        ----
                                                            23        18          69          72
                                                           ---       ---        ----        ----
Income before extraordinary items........................   20        21          73          74
Extraordinary items, net of income taxes.................   --        --          --          12
                                                           ---       ---        ----        ----
Net income...............................................  $20       $21        $ 73        $ 86
                                                           ===       ===        ====        ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................     $   --          $   --
  Accounts and notes receivable, net
    Customer................................................         51              74
    Affiliates..............................................        434             214
    Other...................................................          3               9
  Materials and supplies....................................         14              15
  Regulatory assets.........................................         29              27
  Other.....................................................          1              --
                                                                 ------          ------
         Total current assets...............................        532             339
                                                                 ------          ------
Property, plant and equipment, at cost......................      2,640           2,529
Less accumulated depreciation, depletion and amortization...      1,343           1,313
                                                                 ------          ------
         Total property, plant and equipment, net...........      1,297           1,216
                                                                 ------          ------
Other assets
  Investments in unconsolidated affiliates..................        115             105
  Other.....................................................         27              12
                                                                 ------          ------
                                                                    142             117
                                                                 ------          ------
         Total assets.......................................     $1,971          $1,672
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
    Trade...................................................     $   41          $   37
    Affiliates..............................................         61              11
    Other...................................................          2               2
  Current maturities of long-term debt......................        200             100
  Taxes payable.............................................         58              91
  Accrued interest..........................................         23              24
  Other.....................................................          2               4
                                                                 ------          ------
         Total current liabilities..........................        387             269
                                                                 ------          ------
Long-term debt, less current maturities.....................        498             399
                                                                 ------          ------
Deferred income taxes.......................................        147             120
                                                                 ------          ------
Other.......................................................         48              67
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $3.75 per share; authorized and
    issued 1,000 shares.....................................         --              --
  Additional paid-in capital................................        103             102
  Retained earnings.........................................        788             715
                                                                 ------          ------
         Total stockholder's equity.........................        891             817
                                                                 ------          ------
         Total liabilities and stockholder's equity.........     $1,971          $1,672
                                                                 ======          ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
Cash flows from operating activities
  Net income................................................  $  73       $  86
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     31          23
     Extraordinary items....................................     --         (21)
     Deferred income tax expense (benefit)..................     28         (10)
     Net gain on the sale of assets.........................     (1)         --
     Undistributed earnings of unconsolidated affiliates....    (11)        (11)
  Working capital changes, net of non-cash transactions.....     28          74
  Non-working capital changes and other.....................    (39)         27
                                                              -----       -----
          Net cash provided by operating activities.........    109         168
                                                              -----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................    (93)        (58)
  Proceeds from the sale of investments.....................     --         159
  Net change in other affiliated advances receivable........   (225)       (274)
  Net proceeds from the sale of assets......................      9          74
                                                              -----       -----
          Net cash used in investing activities.............   (309)        (99)
                                                              -----       -----
Cash flows from financing activities
  Payments to retire long-term debt.........................   (100)         --
  Proceeds from the issuance of long-term debt..............    300          --
  Net change in other affiliated advances payable...........     --         (70)
                                                              -----       -----
          Net cash provided by (used in) financing
           activities.......................................    200         (70)
                                                              -----       -----
Decrease in cash and cash equivalents.......................     --          (1)
Cash and cash equivalents
  Beginning of period.......................................     --           1
                                                              -----       -----
  End of period.............................................  $  --       $  --
                                                              =====       =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of September 30, 2001, and for the quarters and nine months ended September 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. EXTRAORDINARY ITEMS

     During the first quarter of 2000, we sold Sea Robin Pipeline Company to comply with a Federal Trade Commission (FTC) order related to our former parent company's merger with El Paso Corporation. Net proceeds from this sale were $71 million, and we recognized an extraordinary gain of $12 million, net of income taxes of $9 million. In May 2000, we disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. Net proceeds from this sale were $159 million, and no material gain or loss was recognized on the transaction.

3. DEBT AND OTHER CREDIT FACILITIES

     In February 2001, we issued $300 million aggregate principal amount 7.35% notes due 2031. Proceeds of approximately $297 million, net of issuance costs, were used to pay off $100 million of our 8.875% notes due 2001 and for operating purposes.

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

     We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings. A motion to dismiss this case is pending.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters to have a material adverse effect on our ongoing financial position, operating results or cash flows.

  Environmental

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2001, we had a reserve of approximately $12 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $7 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We are currently evaluating our potential share, if any of the remediation costs.

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

  Rates and Regulatory Matters

     In March 2000, the Federal Energy Regulatory Commission (FERC) issued an order which authorized the recommissioning of our Elba Island liquefied natural gas (LNG) receiving terminal near Savannah, Georgia. In July 2001, FERC issued a final order approving a modification of the sendout facilities at the terminal subject to certain conditions. In October 2001, we received an initial cargo of LNG, in order to test the facilities. In October 2001, we applied to increase Elba Island's initial rates based on a projected cost of approximately $78 million with an anticipated in-service date of December 1, 2001.

     In May 2000, we filed an application with FERC to expand our pipeline system by 336 million cubic feet of natural gas per day at an estimated cost of $141 million, to serve new power generation loads being sited by Southern Company Services in Alabama. Phase I of the project is expected to be in service in June 2002, and Phase II is expected to be in service in June 2003. We received a certificate order from FERC in March 2001. In July 2001, FERC approved an amendment to the project, which reduced its cost slightly. The Alabama Municipal Distributors Group and others filed an appeal of FERC's orders authorizing this project in the D.C. Circuit Court of Appeals.

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

     In September 2001, FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. We cannot predict the outcome of the

NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     In October 2001, we filed an application with FERC to expand our south system by 359 million cubic feet of natural gas per day at an estimated cost of $247 million, to serve existing, new and expanded gas-fired electric generation facilities. The construction will be undertaken in two phases, with a target in-service date for the Phase I facilities of June 1, 2003, and for the Phase II facilities of May 1, 2004.

     While we cannot predict with certainty the final outcome or the timing of the resolution of all of our rates and regulatory matters, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations, or cash flows.

5. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $433 million at September 30, 2001, at a market rate of interest which was 3.7%. At December 31, 2000, we had advanced $208 million.

     At September 30, 2001, we had accounts receivable from other related parties of $1 million and $6 million at December 31, 2000. In addition, we had accounts payable to other related parties of $61 million at September 30, 2001, versus $11 million at December 31, 2000. These balances were incurred in the normal course of business.

6. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to the present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

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

                             RESULTS OF OPERATIONS

     During the first quarter of 2000, we completed our sale of Sea Robin Pipeline Company to comply with an FTC order related to our former parent company's merger with El Paso. Net proceeds from this sale were $71 million, and we recognized an extraordinary gain of $12 million, net of income taxes of $9 million. In May 2000, we disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. Net proceeds from this sale were $159 million, and no material gain or loss was recognized on the transaction.

     Below are the operating results and an analysis of these results for the periods ended September 30:

                                                   QUARTER ENDED      NINE MONTHS ENDED
                                                  ----------------    ------------------
                                                   2001      2000      2001       2000
                                                  ------    ------    -------    -------
                                                   (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..............................  $   89    $   96    $  294     $  301
Operating expenses..............................     (52)      (60)     (170)      (165)
Other income, net...............................       6         3        18         10
                                                  ------    ------    ------     ------
  Earnings before interest expense and income
     taxes......................................  $   43    $   39    $  142     $  146
                                                  ======    ======    ======     ======
Throughput volumes (BBtu/d)(1)..................   1,692     1,848     1,858      2,105
                                                  ======    ======    ======     ======

---------------
(1) BBtu/d means billion British thermal units per day. Throughput volumes exclude our Sea Robin pipeline system sold in March 2000 and our one-third interest in the Destin system sold in May 2000.

     In March 2000, FERC issued an order allowing us to reactivate our Elba Island liquefied natural gas facility. Following the order, we made adjustments approved under a previous FERC order, including re-establishing costs related to the facility which we were previously ordered to write off and eliminating a regulatory asset for future recoveries of our Elba Island facility costs. As of January 1, 2000, we also ceased accumulating amounts to be recovered under a minimum bill provision under a prior settlement order.

  Third Quarter 2001 Compared to Third Quarter 2000

     Operating revenues for the quarter ended September 30, 2001, were $7 million lower than the same period in 2000. The decrease was due to lower remarketing rates on released capacity in 2001 as a result of the 2000 rate case settlement allowing customers to partially reduce their firm transportation capacity as well as the impact of sales of excess natural gas in 2000. Also contributing to the decrease were lower prices on sales under natural gas sales contracts.

     Operating expenses for the quarter ended September 30, 2001, were $8 million lower from the same period in 2000. The decrease was due to lower operating expenses and lower corporate allocations following El Paso's merger with The Coastal Corporation in January 2001, lower ad valorem and franchise taxes in 2001 and lower prices on purchases of natural gas.

     Other income for the quarter ended September 30, 2001, was $3 million higher than the same period in 2000 due primarily to higher capitalization of allowance for funds used during the reactivation of Elba Island.

  Nine Months Ended 2001 Compared to Nine Months Ended 2000

     Operating revenues for the nine months ended September 30, 2001, were $7 million lower than the same period in 2000. The decrease was due to the impact of our 2000 rate case settlement, including lower remarketing rates on released capacity in 2001 as a result of a partial reduction of the firm transportation capacity by customers, lower settlement rates and a transportation contract termination in 2001. Also contributing to the decrease were higher 2000 sales of excess natural gas, the elimination of the minimum bill provisions on our Elba Island facility and lower transportation revenues due to the sale of our Sea Robin system in the first quarter of 2000. These decreases were partially offset by higher prices on sales under natural gas sales contracts in the first half of 2001.

     Operating expenses for the nine months ended September 30, 2001, were $5 million higher than the same period in 2000. The increase was due to the impact of higher average prices in the first nine months of 2001 on natural gas purchase contracts and higher depreciation expenses in 2001 due to the combination of a one-time favorable adjustment to depreciation during the first quarter of 2000 as a result of the approval to reactivate our Elba Island facility and additions of plant assets, partially offset by lower depreciation following our 2000 rate case settlement. The increase was also partially offset by lower corporate allocations following El Paso's merger with Coastal, collection of minimum bill costs associated with maintaining the Elba Island facility in 2000, lower operating expenses as a result of the sale of Sea Robin and lower ad valorem and franchise taxes in 2001.

     Other income for the nine months ended September 30, 2001, was $8 million higher than the same period in 2000 due to the elimination of an asset for the future recovery of costs established for the Elba Island facility in the first quarter of 2000, higher capitalization of allowance for funds used during the reactivation of Elba Island and contract termination fees in the first quarter of 2001.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter and nine months ended September 30, 2001, was $3 million and $7 million higher than the same periods in 2000 due to increased long-term borrowings during 2001. See Item 1, Financial Statements, Note 3 for a further discussion of our borrowing activities.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the nine months ended September 30, 2001, was $10 million higher than the same period in 2000 due to increased average advances under our cash management program with El Paso in 2001 offset by lower short-term interest rates. For the quarter ended September 30, 2001, affiliated interest and debt expense was approximately $1 million higher than the same period in 2000. During the quarter, higher average balances were partially offset by lower average rates.

INCOME TAXES

     The income tax expense for the quarters ended September 30, 2001 and 2000, were $14 million and $13 million resulting in effective tax rates of 41 percent and 38 percent. The income tax expense for the nine months ended September 30, 2001 and 2000, were $47 million for both periods, resulting in an effective tax rate of 39 percent for both periods. Our effective tax rates were different than the statutory rate of 35 percent in all periods due to state income taxes.

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

                                            SOUTHERN NATURAL GAS COMPANY

Date: November 9, 2001                             /s/ GREG G. GRUBER
                                                ---------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                                 (Chief Accounting Officer)