Form 10-K405
period 2001-12-31
SOUTHERN NATURAL GAS CO
filed 2002-03-20
CIK 92232

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 420-2600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                 ON WHICH REGISTERED
         -------------------                ---------------------
7.85% Notes due 2002..................  New York Stock Exchange

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

     Common Stock, par value $3.75 per share. Shares outstanding on March 20, 2002: 1,000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                                     PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................    4
Item  3.  Legal Proceedings...........................................    4
Item  4.  Submission of Matters to a Vote of Security Holders.........    *

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    4
Item  6.  Selected Financial Data.....................................    *
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results      of Operations..............................    5
          Cautionary Statement for Purposes of the "Safe Harbor"
          Provisions of the Private
          Securities Litigation Reform Act of 1995....................    6
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    7
Item  8.  Financial Statements and Supplementary Data.................    8
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial      Disclosure...............................   25

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Management............................    *
Item 13.  Certain Relationships and Related Transactions..............    *

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   25
          Signatures..................................................   27

---------------

*We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Bcf      = billion cubic feet
MMcf     = million cubic feet

     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

     When we refer to "us", "we", "our", or "ours", we are describing Southern Natural Gas Company, and/or our subsidiaries.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware corporation incorporated in 1935, and a wholly owned subsidiary of El Paso Corporation. Our primary business is the interstate transportation and storage of natural gas. We conduct our business activities through an interstate natural gas pipeline system, storage facilities and a liquefied natural gas (LNG) terminalling facility, each of which is discussed below:

     Pipeline. Our interstate pipeline system consists of approximately 8,200 miles of pipeline with a design capacity of 2,829 MMcf/d. During 2001, 2000 and 1999, our average throughput was 1,877 BBtu/d, 2,132 BBtu/d and 2,077 BBtu/d. Our system extends from natural gas fields in Alabama, Louisiana, Mississippi, Texas and the Gulf of Mexico to markets in Alabama, Florida, Georgia, Louisiana, Mississippi, South Carolina and Tennessee, including the metropolitan areas of Atlanta and Birmingham. We are the principal natural gas transporter to growing southeastern markets in Alabama and Georgia. Along our system, we have approximately 60 Bcf of underground working gas storage capacity.

     Storage. We own a 50 percent interest in Bear Creek Storage Company, which owns and operates an underground natural gas storage facility located in Louisiana. Tennessee Gas Pipeline Company, our affiliate, owns the remaining 50 percent interest. The facility has a capacity of 50 Bcf of base gas and 58 Bcf of working storage. Bear Creek's working storage capacity is committed equally to the Tennessee Gas Pipeline system and our pipeline system under long-term contracts.

     Terminalling. We own a LNG receiving terminal located on Elba Island, near Savannah, Georgia. The facility was reactivated in December 2001, and is capable of achieving a peak send out of 675 MMcf/d and a base load send out of 446 MMcf/d.

     We have a number of transmission system expansion projects that have been approved by the Federal Energy Regulatory Commission (FERC) as follows:

                                                                                                 ANTICIPATED
      PROJECT         CAPACITY                          DESCRIPTION(1)                         COMPLETION DATE
      -------         --------                          --------------                         ---------------
                      (MMCF/D)
  South System I        336      Installation of compression and pipeline looping to increase  June 2002 and
                                 firm transportation capacity along our south mainline in        June 2003
                                 Alabama, Georgia and South Carolina.
  North System II        33      Installation of compression and additional pipeline looping     June 2003
                                 to increase capacity along our north mainline in Alabama.

---------------

(1) Pipeline looping is the installation of a pipeline, parallel to an existing pipeline, with tie-ins at several points along the existing pipeline. Looping increases the transmission system's capacity.

                             REGULATORY ENVIRONMENT

     Our interstate natural gas transmission system, storage and terminalling operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each operates under separate FERC approved tariffs that establish rates, terms and conditions under which we provide services to our customers. Generally, the FERC's authority extends to:

     - natural gas transportation, storage and terminalling of rates and charges;

     - certification and construction of new facilities;

     - extension or abandonment of services and facilities;

     - maintenance of accounts and records;

     - relationships between pipeline and marketing affiliates;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities; and

     - initiation and discontinuation of services.

     Our pipeline, storage and terminalling facilities have tariffs established through filings with the FERC that have a variety of terms and conditions, each of which affects our operations and our ability to recover fees for the services we provide. Generally, changes to these fees or terms of services can only be implemented upon approval by the FERC.

     Our interstate pipeline system is also subject to the Natural Gas Pipeline Safety Act of 1968, which establishes pipeline and LNG plant safety requirements, the National Environmental Policy Act and other environmental legislation. Each has a continuing program of inspection designed to keep all of our facilities in compliance with pollution control and pipeline safety requirements. We believe that our systems are in compliance with the applicable requirements.

     We are also subject to regulation over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission system and storage facilities by the U.S. Department of Transportation. Operations on U.S. government land are regulated by the U.S. Department of the Interior.

     For a discussion of our significant rate and regulatory matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7.

                            MARKETS AND COMPETITION

     Our interstate transmission system faces varying degrees of competition from other pipelines, as well as alternative energy sources, such as electricity, hydroelectric power, coal and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     We have approximately 260 firm and interruptible customers, including natural gas producers, marketers, end-users and other natural gas transmission, distribution and electric generation companies, and we provide transportation services in both our natural gas supply and market areas. Of our total customers, approximately 170 are under firm transportation contracts. Our firm transportation contracts have remaining contracts terms extending from 1 month to 27 years, with an average remaining contract term of 11 years. Substantially all of our firm capacity currently available in our two largest market areas is fully subscribed. The significant customers we served during 2001 include:

     - Atlanta Gas Light Company, with capacity of 786 BBtu/d under contracts that expire beginning in 2005 through 2007, with the majority expiring in 2005;

     - Alabama Gas Corporation, with capacity of 392 BBtu/d under contracts that expire beginning in 2005 through 2008, with the majority expiring in 2008; and

     - South Carolina Pipeline Corporation, with capacity of 192 BBtu/d under contracts that expire beginning in 2005 through 2006.

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

     Our ability to extend existing contracts or re-market expiring capacity with our customers is based on a variety of factors, including competitive alternatives, the regulatory environment at the local, state and federal levels and market supply and demand factors at the relevant extension or expiration dates. While every attempt is made to re-negotiate contract terms at fully-subscribed quantities and at maximum rates allowed under our tariffs, we must, at times, discount our rates to remain competitive.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.

                                   EMPLOYEES

     As of March 12, 2002, we had approximately 450 full-time employees, none of whom are subject to collective bargaining arrangements.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated herein by reference.

     We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of these properties or our interests therein, or the use of such properties in our businesses. We believe that our properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock, par value $3.75 per share, is owned by El Paso and, accordingly, there is no public trading market for our stock.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. We paid a $100 million cash dividend to our parent in 2000. No dividends were paid in 2001.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The notes to our consolidated financial statements contain information that is pertinent to the following analysis, including a discussion of our significant accounting policies.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of those results for the year ended December 31:

                                                                2001        2000
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Operating revenues..........................................   $  402      $  404
Operating expenses..........................................     (224)       (231)
Other income................................................       24          20
                                                               ------      ------
          Earnings before interest and taxes (EBIT).........   $  202      $  193
                                                               ======      ======
Throughput volumes (BBtu/d)(1)..............................    1,877       2,132
                                                               ======      ======

---------------

(1) Throughput volumes exclude our Sea Robin pipeline system sold in March 2000 and our one-third interest in the Destin system sold in May 2000 to comply with a Federal Trade Commission (FTC) order related to our former parent company's merger with El Paso.

     In March 2001, the FERC issued an order allowing us to reactivate our Elba Island LNG facility. Following the order, we made adjustments approved under a previous FERC order, including restoring costs related to the facility which we were previously ordered to write off and eliminating a regulatory asset for future recoveries of our Elba Island facility costs. As of January 1, 2000, we also stopped accumulating amounts to be recovered under a minimum bill provision under a prior settlement order. During the second half of 2000, construction began on the reactivation project and continued throughout 2001. The facility received its first LNG shipment in October 2001 and was officially placed in service on December 1, 2001.

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Operating revenues for the year ended December 31, 2001, were $2 million lower than the same period in 2000. The decrease was due to the impact of our 2000 rate case settlement, including lower remarketing rates on turned-back capacity in 2001 as a result of a partial reduction of the firm transportation capacity by some customers, lower settlement rates and a transportation contract termination in 2001. Also contributing to the decrease was the elimination of the minimum bill provisions on our Elba Island facility and lower transportation revenues due to the sale of our Sea Robin system in the first quarter of 2000. These decreases were partially offset by higher prices on sales under natural gas sales contracts in the first half of 2001 and increased sales of excess natural gas in 2001.

     Operating expenses for the year ended December 31, 2001, were $7 million lower than the same period in 2000. The decrease was due to lower 2001 corporate allocations, collection of minimum bill costs associated with maintaining the Elba Island facility in 2000 as well as higher cost allocations in 2001 to capital projects primarily related to the reactivation of the Elba Island facility. The decrease was also due to lower operating expenses as a result of the sale of Sea Robin in 2000, lower ad valorem and franchise taxes in 2001. Partially offsetting the decrease was the impact of higher average prices in 2001 on natural gas purchase contracts and higher depreciation expense in 2001 due to 2001 plant additions and the impact of a one-time favorable adjustment to depreciation during the first quarter of 2000 as a result of the approval by the FERC to reactivate the Elba Island facility.

     Other income for the year ended December 31, 2001, was $4 million higher than the same period in 2000 due to the elimination of an asset for the future recovery of costs established for the Elba Island facility in the first quarter of 2000, higher capitalization of allowance for funds used during the reactivation of the Elba Island facility and other expansions during 2001, as well as a contract termination fee in the first quarter of 2001. Partially offsetting the increase was a gain on the sale of non-pipeline assets in 2000.

INTEREST AND DEBT EXPENSE

  Non-affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the year ended December 31, 2001, was $10 million higher than 2000 due to increased long-term borrowings in 2001, partially offset by higher capitalized interest in 2001. See Item 8, Financial Statements and Supplementary Data, Note 6, for a further discussion of our borrowing activities.

  Affiliated Interest Income, Net

     Affiliated interest income, net, for the year ended December 31, 2001, was $8 million higher than the same period in 2000 primarily due to an increase in average advances to our parent under our cash management program in 2001, partially offset by lower 2001 interest rates.

INCOME TAXES

     The effective income tax rate for the years ended December 31, 2001 and 2000 was 37 percent and 39 percent. The effective tax rates were higher than the statutory rate of 35 percent primarily due to state income taxes. For a reconciliation of the statutory rate of 35 percent to the effective rates, see
Item 8, Financial Statements and Supplementary Data, Note 3.

COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.

OTHER

     During 2000, we completed the sales of Sea Robin Pipeline Company and Destin Pipeline Company to comply with an FTC order related to El Paso's October 1999 merger with our former parent, Sonat Inc. We recognized a $12 million gain, net of income taxes, from these sales as an extraordinary item.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average interest rates of our interest bearing securities, by expected maturity dates. As of December 31, 2001, the fair value of amounts of fixed rate long-term debt have been estimated based on quoted market prices for the same or similar issues.

                                                    DECEMBER 31, 2001
                              -------------------------------------------------------------     DECEMBER 31,
                                  EXPECTED FISCAL YEAR OF MATURITY OF CARRYING AMOUNTS              2000
                              -------------------------------------------------------------   ----------------
                                                                                      FAIR    CARRYING   FAIR
                              2002   2003   2004   2005   2006   THEREAFTER   TOTAL   VALUE   AMOUNTS    VALUE
                              ----   ----   ----   ----   ----   ----------   -----   -----   --------   -----
                                                  (DOLLARS IN MILLIONS)
LIABILITIES:
  Long-term debt, including
     current
     portion -- fixed rate..  $200                                  $499      $699    $681      $499     $494
       Average interest
          rate..............   8.2%                                  7.1%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SOUTHERN NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Operating revenues..........................................   $402     $404     $417
                                                               ----     ----     ----
Operating expenses
  Operation and maintenance.................................    163      178      173
  Merger-related costs and asset impairments................     --       --       90
  Depreciation, depletion and amortization..................     42       33       60
  Taxes, other than income taxes............................     19       20       23
                                                               ----     ----     ----
                                                                224      231      346
                                                               ----     ----     ----
Operating income............................................    178      173       71
                                                               ----     ----     ----
Other income
  Earnings from unconsolidated affiliates...................     14       15       10
  Other, net................................................     10        5       11
                                                               ----     ----     ----
                                                                 24       20       21
                                                               ----     ----     ----
Income before interest and income taxes and extraordinary
  items.....................................................    202      193       92
                                                               ----     ----     ----
Non-affiliated interest and debt expense....................     48       38       38
Affiliated interest income, net.............................    (17)      (9)      --
Income taxes................................................     64       64       21
                                                               ----     ----     ----
                                                                 95       93       59
                                                               ----     ----     ----
Income before extraordinary items...........................    107      100       33
Extraordinary items, net of income taxes....................     --       12       --
                                                               ----     ----     ----
Net income..................................................   $107     $112     $ 33
                                                               ====     ====     ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001       2000
                                                              ------     ------
                                    ASSETS
Current assets
  Cash and cash equivalents.................................  $   --     $   --
  Accounts and notes receivable, net of allowance of $3 in
     2001 and 2000
     Customer...............................................      58         74
     Affiliates.............................................     372        214
     Other..................................................      13          9
  Materials and supplies....................................      13         15
  Regulatory assets.........................................      31         27
                                                              ------     ------
          Total current assets..............................     487        339
                                                              ------     ------
Property, plant and equipment, at cost......................   2,642      2,529
  Less accumulated depreciation, depletion and
     amortization...........................................   1,304      1,313
                                                              ------     ------
          Total property, plant and equipment, net..........   1,338      1,216
                                                              ------     ------
Investments in unconsolidated affiliates....................     116        105
                                                              ------     ------
Other.......................................................      23         12
                                                              ------     ------
          Total assets......................................  $1,964     $1,672
                                                              ======     ======

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................  $   37     $   37
     Affiliates.............................................       7         11
     Other..................................................       3          2
  Current maturities of long-term debt......................     200        100
  Taxes payable.............................................      48         91
  Accrued interest..........................................      28         24
  Other.....................................................       1          4
                                                              ------     ------
          Total current liabilities.........................     324        269
                                                              ------     ------
Long-term debt, less current maturities.....................     499        399
                                                              ------     ------
Deferred income taxes.......................................     169        120
                                                              ------     ------
Other.......................................................      45         67
                                                              ------     ------

Commitments and contingencies

Stockholder's equity
  Common stock, par value $3.75 per share; authorized and
     issued 1,000 shares....................................      --         --
  Additional paid-in capital................................     105        102
  Retained earnings.........................................     822        715
                                                              ------     ------
          Total stockholder's equity........................     927        817
                                                              ------     ------
          Total liabilities and stockholder's equity........  $1,964     $1,672
                                                              ======     ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Cash flows from operating activities
  Net income................................................  $ 107    $ 112    $  33
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     42       33       60
     Deferred income tax expense (benefit)..................     57       (4)     (12)
     Net gain on the sale of assets.........................     (1)      (5)      --
     Undistributed earnings of unconsolidated affiliates....    (14)     (15)      (4)
     Non-cash portion of merger-related costs and asset
      impairment charges....................................     --       --       90
     Extraordinary items....................................     --      (21)      --
     Working capital changes, net of non-cash transactions
       Accounts and notes receivable........................      6      (16)     (13)
       Accounts payable.....................................      1      (10)      12
       Accounts payable/receivable with affiliates..........     (1)      18      (13)
       Taxes payable........................................    (49)      76       18
       Other working capital changes........................    (12)      12       13
     Non-working capital changes and other..................    (24)      38      (28)
                                                              -----    -----    -----
       Net cash provided by operating activities............    112      218      156
                                                              -----    -----    -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (168)     (71)    (189)
  Additions to investments..................................     --       --      (92)
  Proceeds from the sale of investments.....................      3      159       --
  Proceeds from the sale of assets..........................     10       71        6
  Net change in affiliated advances.........................   (163)    (208)      22
  Return of investment in unconsolidated affiliates.........     --       --       45
  Other.....................................................      9       --       --
                                                              -----    -----    -----
       Net cash used in investing activities................   (309)     (49)    (208)
                                                              -----    -----    -----
Cash flows from financing activities
  Payments to retire long-term debt.........................   (100)      --       (5)
  Net proceeds from the issuance of long-term debt..........    297       --       --
  Net change in affiliated advances payable.................     --      (70)      70
  Dividends paid............................................     --     (100)     (12)
                                                              -----    -----    -----
       Net cash provided by (used in) financing
        activities..........................................    197     (170)      53
                                                              -----    -----    -----
Increase (decrease) in cash and cash equivalents............     --       (1)       1
Cash and cash equivalents
  Beginning of period.......................................     --        1       --
                                                              -----    -----    -----
  End of period.............................................  $  --    $  --    $   1
                                                              =====    =====    =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                    COMMON STOCK     ADDITIONAL                  TOTAL
                                                   ---------------    PAID-IN     RETAINED   STOCKHOLDER'S
                                                   SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                                   ------   ------   ----------   --------   -------------
January 1, 1999..................................  1,000     $--        $ 80       $ 682         $ 762
  Net income.....................................                                     33            33
  Cash dividend..................................                                    (12)          (12)
                                                   -----     ---        ----       -----         -----
December 31, 1999................................  1,000      --          80         703           783
  Net income.....................................                                    112           112
  Allocated tax benefit of El Paso equity
     plans.......................................                          3                         3
  Non-cash capital contributions from El Paso....                         19                        19
  Cash dividend..................................                         --        (100)         (100)
                                                   -----     ---        ----       -----         -----
December 31, 2000................................  1,000      --         102         715           817
  Net Income.....................................                                    107           107
  Allocated tax benefit of El Paso equity
     plans.......................................                          3                         3
                                                   -----     ---        ----       -----         -----
December 31, 2001................................  1,000     $--        $105       $ 822         $ 927
                                                   =====     ===        ====       =====         =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholders' equity.

  Principles of Consolidation

     We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. Where we can exert significant influence over, but do not control, those policies and decisions, we apply the equity method of accounting. We use the cost method of accounting where we are unable to exert significant influence over the entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgement of the extent of our control or influence and that of the other equity owners or participants of the entity.

  Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

  Accounting for Regulated Operations

     Our interstate natural gas system, storage and terminalling operations are subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 Accounting for the Effects of Certain Types of Regulation to these businesses. Accounting requirements for regulated businesses can differ from the accounting requirements for non-regulated businesses. Transactions that have been recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits and other costs and taxes included in, or expected to be included in, future rates.

     We apply regulatory accounting principles to account for our operations and activities. We will continue to evaluate the application of these principles as there are on-going changes in the regulatory and economic environment. Things that may influence this assessment are:

     - inability to recover cost increases due to rate caps and rate case moratoriums;

     - inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process;

     - excess capacity;

     - discounting rates in the markets we serve; and

     - impacts of ongoing initiatives in, and deregulation of, the natural gas industry.

  Cash and Cash Equivalents

     We consider short-term investments with an original maturity of less than three months to be cash equivalents.

  Allowance for Doubtful Accounts

     We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.

  Materials and Supplies

     We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.

  Natural Gas Imbalances

     Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system differs from the contractual amount scheduled to be delivered or received. We value imbalances due to or from shippers and operators at a specified index price set forth in our tariff based on the production month of when the imbalance occurs. Imbalances are settled in cash, subject to the terms of our tariff.

     Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, all imbalances are classified as current or long-term depending on when we expect to settle them.

  Property, Plant and Equipment

     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. We capitalize direct costs, such as labor and materials and indirect costs, such as overhead, interest and an equity return component for our regulated businesses. We capitalize the major units of property replacements or improvements and expense minor items.

     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and other characteristics are grouped and depreciated as one asset. We apply the depreciation rate approved in our tariff to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from 1 to 20 percent. Using these rates, the remaining useful lives of these assets range from 2 to 33 years. We re-evaluate depreciation rates each time we redevelop our transportation rates when we file with the FERC for an increase or decrease in rates.

     When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost of retirement (the cost to remove, sell or dispose), less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in income.

     At December 31, 2001 and 2000, we had approximately $71 million and $36 million of construction work in progress included in our property, plant and equipment.

  Asset Impairments

     We evaluate our long-lived assets for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. If an adverse event or change in circumstances occurs, we estimate the future cash flows from the asset, grouped together at the lowest level for which separate cash flows can be measured, to determine if the asset is impaired. If the total of the undiscounted future cash flows is less than the carrying amount for the assets, we calculate the fair value of the assets either through reference to sales data for similar assets, or by estimating the fair value using a discounted cash flow approach. These cash flow estimates require us to make estimates and assumptions for many years into the future for pricing, demand, competition, operating costs, legal, regulatory and other factors, and these assumptions can change either positively or negatively.

     On January 1, 2002, we adopted the provision of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will impact how we account for asset impairments and the accounting for discontinued operations in the future.

  Revenue Recognition

     We recognize revenues from natural gas transportation services and services other than transportation in the period when the service is provided. Reserves are provided on revenues collected that may be subject to refund in our pending rate proceedings.

  Environmental Costs and Other Contingencies

     We expense or capitalize expenditures for ongoing compliance with environmental regulations that relate to past or current operations as appropriate. We expense amounts for clean up of existing environmental contamination caused by past operations which do not benefit future periods by preventing or eliminating future contamination. We record liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

     We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Funds spent to remedy these contingencies are charged against a reserve, if one exists, or expensed. When a range of probable loss can be estimated, we accrue the most likely amount or at least the minimum of the range of probable loss.

  Income Taxes

     We report current income taxes based on our taxable income along with a provision for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

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

  Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

2. MERGER-RELATED COSTS AND ASSET IMPAIRMENT CHARGES

     During 1999, we incurred merger-related costs and asset impairment charges of $90 million. Merger-related costs include $25 million related to employee benefits accelerated and curtailed as a result of terminations and restructuring of our workforce in connection with El Paso's October 1999 merger with Sonat. Merger-related charges also include $29 million in charges to conform accounting practices and policies, write-down and write-off costs associated with duplicate information systems and inventory, and write-off of capitalized costs of projects that were discontinued as a result of the merger. Asset impairment charges were $36 million and were a result of lower estimated recoveries on various regulatory assets related to our rate case that was approved by the FERC in May 2000.

3. INCOME TAXES

     The following table reflects the components of income tax expense included in income before extraordinary items for each of the three years ended December 31:

                                                              2001     2000     1999
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Current
  Federal...................................................  $ 9      $37      $ 28
  State.....................................................   (2)       5         5
                                                              ---      ---      ----
                                                                7       42        33
                                                              ---      ---      ----
Deferred
  Federal...................................................   50       18       (10)
  State.....................................................    7        4        (2)
                                                              ---      ---      ----
                                                               57       22       (12)
                                                              ---      ---      ----
          Total income tax expense..........................  $64      $64      $ 21
                                                              ===      ===      ====

     Our income tax expense included in income before extraordinary items differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

                                                              2001     2000     1999
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Income tax expense at the statutory federal rate of 35%.....  $60      $57      $ 19
Increase
  State income tax, net of federal income tax benefit.......    3        6         2
  Other.....................................................    1        1        --
                                                              ---      ---      ----
Income tax expense..........................................  $64      $64      $ 21
                                                              ===      ===      ====
Effective tax rate..........................................   37%      39%       39%
                                                              ===      ===      ====

     The following are the components of our net deferred tax liability as of December 31:

                                                              2001     2000
                                                              ----     ----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant and equipment.............................  $176     $158
  Regulatory assets.........................................    21       14
  Materials and supplies....................................    11       11
  Other.....................................................    22        4
                                                              ----     ----
          Total deferred tax liability......................   230      187
                                                              ----     ----
Deferred tax assets
  Accrual for regulatory issues.............................    30       31
  Employee benefit and deferred compensation obligations....    14       18
  U.S. net operating loss and tax credit carryovers.........     7       10
  Other.....................................................    13       10
  Valuation allowance.......................................    (2)      (2)
                                                              ----     ----
          Total deferred tax asset..........................    62       67
                                                              ----     ----
Net deferred tax liability..................................  $168     $120
                                                              ====     ====

     Under El Paso's tax sharing policy, we are allocated the tax benefit associated with our employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $3 million in both 2001 and 2000. These benefits are included in additional paid-in capital in our balance sheet.

     As of December 31, 2001, we had $2 million of general business credit carryovers and $15 million of net operating loss carryovers. The carryover period for the general business credits ends at various times from 2006 through 2017. The carryover period for the net operating loss ends as follows -- $14 million in 2018 and $1 million in 2019. Usage of these carryovers is subject to the limitations provided under Section 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations. We have recorded a valuation allowance to offset the deferred tax asset related to the general business credits.

4. EXTRAORDINARY ITEMS

     In March 2000, we sold Sea Robin Pipeline Company to comply with an FTC order related to our former parent company's merger with El Paso. Net proceeds from this sale were $71 million and we recognized an extraordinary gain of $12 million, net of income taxes of $9 million to be consistent with El Paso's presentation of this gain. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. Net proceeds from this sale were $159 million and no material gain or loss was recognized on the transaction.

5. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     As of December 31, 2001 and 2000, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                               2001                     2000
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, including current maturities.......    $699        $681         $499        $494

6. DEBT AND OTHER CREDIT FACILITIES

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2001    2000
                                                              -----   -----
                                                              (IN MILLIONS)
  8.875% Notes due 2001.....................................  $ --    $100
  7.85% Notes due 2002......................................   100     100
  8.625% Notes due 2002.....................................   100     100
  6.70% Notes due 2007......................................   100     100
  6.125% Notes due 2008.....................................   100     100
  7.35% Notes due 2031......................................   300      --
                                                              ----    ----
                                                               700     500
Less: Unamortized discount..................................     1       1
      Current maturities....................................   200     100
                                                              ----    ----
Long-term debt, less current maturities.....................  $499    $399
                                                              ====    ====

     Aggregate maturities of the principal amounts of long-term debt for the next 5 years and in total thereafter are as follows:

YEAR                                                          (IN MILLIONS)
----                                                          -------------
2002........................................................      $200
2003........................................................        --
2004........................................................        --
2005........................................................        --
2006........................................................        --
Thereafter..................................................       500
                                                                  ----
          Total long-term debt, including current
           maturities.......................................      $700
                                                                  ====

     In February 2001, we issued $300 million aggregate principal amount 7.35% Notes due 2031. Proceeds of approximately $297 million, net of issuance costs, were used to pay off $100 million of our 8.875% Notes due February 2001 and for general corporate purposes. At December 31, 2001, we had $100 million available under our shelf registration statement on file with the Securities and Exchange Commission.

     In January 2002, we filed a shelf registration statement increasing the amount of debt we can issue from $100 million to $300 million. In February 2002, we issued $300 million aggregate principal amount of 8.0% notes due 2032. Net proceeds were approximately $297 million, net of issuance costs. This issuance used the remaining capacity on our shelf registration statement, and proceeds were used to pay off $100 million of our 7.85% Notes due 2002 and for other general purposes.

  Other Financing Arrangement

     During 1999, our parent company formed Sabine Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds to invest in capital projects and other assets. The proceeds are collateralized by various assets of our parent, including our 50 percent ownership interest in Bear Creek.

7. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

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

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results or cash flows.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2001, we had a reserve of $11 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $7 million in the aggregate for the years 2002 through 2006. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated, have received notice that we could be designated or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We are currently evaluating our potential share, if any, of the remediation costs.

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

  Rates and Regulatory Matters

     In March 2000, the Federal Energy Regulatory Commission (FERC) issued an order which authorized the recommissioning of our Elba Island LNG receiving terminal near Savannah, Georgia. In July 2001, the

FERC issued a final order approving a modification of the sendout facilities at the terminal subject to several conditions. In October 2001, we received an initial cargo of LNG, in order to test the facilities. In October 2001, we applied to increase Elba Island's initial rates. In November 2001, the FERC authorized us to commence service on December 1, 2001, but denied our October, 2001 request to amend the initial rates. In December 2001, we filed a limited proceeding to increase rates, which is currently pending before the FERC.

     In May 2000, we filed an application with the FERC to expand our pipeline system by 336 MMcf/d of natural gas at an estimated cost of $141 million to serve new power generation loads being sited adjacent to our system. We received a certificate order from the FERC in March 2001. In July 2001, the FERC approved an amendment to the project, which reduced its cost slightly. The Alabama Municipal Distributors Group and others filed appeals of the FERC's orders authorizing this project in the D.C. Circuit Court of Appeals.

     In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how all of our energy affiliates conduct business and interact with our interstate pipelines. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     In October 2001, we filed an application with the FERC to expand our south system by 359.8 MMcf/d of natural gas at an estimated cost of $247 million, to serve existing, new and expanded gas-fired electric generation facilities. The construction will be undertaken in two phases, with a target in-service date for the Phase I facilities of June 1, 2003, and the for the Phase II facilities of May 1, 2004. This application remains pending before the FERC.

  Capital Commitments

     At December 31, 2001, we had capital and investment commitments of $134 million primarily related to our South System expansion, our North System expansion and our Elba Island project. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. Minimum annual rental commitments at December 31, 2001, were as follows:

YEAR ENDING
DECEMBER 31,                                                  OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2002.....................................................       $    4
   2003.....................................................            3
   2004.....................................................            3
   2005.....................................................            3
   2006.....................................................            1
   Thereafter...............................................           --
                                                                   ------
          Total.............................................       $   14
                                                                   ======

     The majority of our total commitments on operating leases is the lease of the AmSouth/Sonat Tower located in Birmingham, Alabama. Our parent company guarantees all obligations under this lease agreement.

     Rental expense on our operating leases for the years ended December 31, 2001, 2000, and 1999 was $5 million, $5 million and $3 million.

8. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. Prior to January 1, 2000, Sonat, our former parent company, maintained a pension plan for our employees. On January 1, 2000, following the merger with El Paso, the Sonat pension plan was merged into El Paso's pension plan. Our employees who were active participants in the Sonat pension plan on December 31, 1999 receive the greater of cash balance benefits under the El Paso plan or Sonat plan benefits accrued through December 31, 2004.

     El Paso also maintains a defined contribution plan covering its U.S. employees, including our employees. El Paso matches 75 percent of participant basic contributions of up to 6 percent, with matching contributions made in El Paso common stock, which participants may diversify at any time. El Paso is responsible for benefits accrued under its plan and allocates the related costs to its affiliates. See Note 11 for a summary of transactions with affiliates.

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

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve months ended September 30:

                                                              2001     2000
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 87     $ 99
  Interest cost.............................................     7        7
  Participant contributions.................................     1        1
  Actuarial gain............................................    (7)     (16)
  Benefits paid.............................................    (5)      (4)
                                                              ----     ----
  Benefit obligation at end of period.......................  $ 83     $ 87
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $ 59     $ 50
  Actual return on plan assets..............................   (11)       5
  Employer contributions....................................     5        7
  Participant contributions.................................     1        1
  Benefits paid.............................................    (5)      (4)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 49     $ 59
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $(34)    $(28)
  Fourth quarter contributions..............................    --        2
  Unrecognized actuarial loss...............................    10        2
                                                              ----     ----
  Net accrued benefit cost at December 31...................  $(24)    $(24)
                                                              ====     ====

     Benefit obligations are based upon actuarial estimates as described below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Benefit cost for the plans includes the following components
  Interest cost.............................................  $  7     $  7      $ 5
  Expected return on plan assets............................    (3)      (2)      (3)
  Amortization of actuarial gain............................    --       --       --
  Amortization of transition obligation.....................    --       --        2
  Curtailments and special termination benefits expense.....    --       --       25
                                                              ----     ----      ---
  Net benefit cost..........................................  $  4     $  5      $29
                                                              ====     ====      ===

                                                              2001    2000
                                                              -----   -----
Weighted average assumptions
  Discount rate.............................................  7.25%   7.75%
  Expected return on plan assets............................  7.50%   7.50%

     Actuarial estimates for our postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 9.5 percent in 2001, gradually decreasing to 6 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change in our assumed health care cost trends would have the following effects:

                                                              2001     2000
                                                              -----    -----
                                                              (IN MILLIONS)
One Percentage Point Increase
  Aggregate of Service Cost and Interest Cost...............  $   1    $   1
  Accumulated Postretirement Benefit Obligation.............  $   8    $   9
One Percentage Point Decrease
  Aggregate of Service Cost and Interest Cost...............  $  (1)   $  (1)
  Accumulated Postretirement Benefit Obligation.............  $  (7)   $  (8)

9. TRANSACTIONS WITH MAJOR CUSTOMERS

     The following table shows revenues from major customers for each of the three years ended December 31:

                                                              2001     2000     1999
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Alabama Gas Corporation.....................................  $44      $45      $42
Atlanta Gas Light Company(1)................................   29       30       73

---------------

(1) In 2000 and 2001, Atlanta Gas Light Company did not represent more than 10 percent of our revenue.

10. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for each of the three years ended December 31:

                                                              2001     2000     1999
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Interest paid...............................................  $44      $39      $38
Income tax payments.........................................   56        2       20

11. INVESTMENTS IN AND TRANSACTIONS WITH RELATED PARTIES

     We hold investments in various affiliates which are accounted for on the equity method of accounting. Our principal equity method investment is a 50 percent ownership interest in Bear Creek. Our investment in Bear Creek as of December 31, 2001 was $116 million and as of December 31, 2000 was $101 million. We recognized equity earnings of $14 million in 2001 and $13 million in 2000. During 1999, our parent formed Sabine River Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds are collateralized by assets of El Paso, including our 50 percent investment in Bear Creek.

     We enter into transactions with other El Paso subsidiaries in the normal course of our business to transport and sell natural gas. Services provided to these affiliates are based on the same terms as non-affiliates.

     El Paso allocates a portion of its general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our revenues, gross property and payroll. During 2001, Tennessee Gas Pipeline allocated payroll and other expenses associated with shared pipeline services to us. We believe the allocation methods are reasonable.

     The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

                                                              2001     2000     1999
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Revenues from affiliates(1).................................  $50      $44      $22
Charges from affiliates.....................................   51       44       33

---------------

(1) Effective fourth quarter 1999, we began selling all of our natural gas to El Paso Merchant Energy L.P. and recognized revenues of $43 million, $28 million and $5 million for the years ended December 31, 2001, 2000 and 1999.

     We participate in El Paso's cash management program which matches short-term cash surplus and need requirements of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $371 million at December 31, 2001, at a market rate of interest which was 2.1%. At December 31, 2000, we had advanced $208 million at a market rate of interest which was 6.7%.

     At December 31, 2001 and 2000, we had other accounts receivable from related parties of $1 million and $6 million. In addition, we had accounts payable to related parties of $7 million versus $11 million at December 31, 2000. These balances arose in the normal course of business.

12. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below.

                                                                                           NET
                                                                  OPERATING   OPERATING   INCOME
QUARTER                                                           REVENUES     INCOME     (LOSS)
-------                                                           ---------   ---------   ------
                                                                          (IN MILLIONS)
2001
          1st...................................................    $111        $ 49       $ 30
          2nd...................................................      94          38         23
          3rd...................................................      89          37         20
          4th...................................................     108          54         34
                                                                    ----        ----       ----
                                                                    $402        $178       $107
                                                                    ====        ====       ====
2000
          1st...................................................    $108        $ 59       $ 43
          2nd...................................................      97          40         22
          3rd...................................................      96          37         21
          4th...................................................     103          37         26
                                                                    ----        ----       ----
                                                                    $404        $173       $112
                                                                    ====        ====       ====

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Southern Natural Gas Company:

     In our opinion, the consolidated financial statements listed in the Index appearing under Item 14. (a) 1. present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company (the "Company") as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Birmingham, Alabama
March 6, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, 'Security Ownership of Management;" and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements are included in Part II,
Item 8 of this report:

                                                              PAGE
                                                              ----
     Consolidated Statements of Income......................    8
     Consolidated Balance Sheets............................    9
     Consolidated Statements of Cash Flows..................   10
     Consolidated Statements of Stockholder's Equity........   11
     Notes to Consolidated Financial Statements.............   12
     Report of Independent Accountants......................   24
2. Financial statement schedules and supplementary
  information required to be submitted.
     Schedules are omitted because they are not applicable,
      or the required information is shown in the
      Consolidated Financial Statements or accompanying
      notes.
3. Exhibit list.............................................   26

     (B) REPORTS ON FORM 8-K.

        We filed a current report on Form 8-K dated February 26, 2002, filing exhibits in connection with an offering of $300 million in 8% notes due March 1, 2032.

                          SOUTHERN NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 2001

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 *3.A     --   Amended and Restated Certificate of Incorporation dated as of March 7, 2002.
 *3.B     --   By-laws dated as of March 7, 2002.
  4.A     --   Indenture dated June 1, 1987 between SNG and JPMorgan Chase
               Bank, formerly The Chase Manhattan Bank, as Trustee; First
               Supplemental Indenture, dated as of September 30, 1997,
               between SNG and the Trustee; and Second Supplemental
               Indenture dated as of February 13, 2001, between SNG and the
               Trustee (Exhibit 4.1 to our Registration Statement on Form
               S-3 (No. 333-76782) dated January 15, 2001).
 21       --   Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

REPORTS ON FORM 8-K.

     We filed a current report on Form 8-K dated February 26, 2002, filing exhibits in connection with an offering of $300 million in 8% notes due March 1, 2032.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, Southern Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March 2002.

                                          SOUTHERN NATURAL GAS COMPANY

                                          By   /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of Southern Natural Gas Company and in the capacities and on the dates indicated:

                            SIGNATURE                                       TITLE                       DATE
                            ---------                                       -----                       ----

                /s/ JOHN W. SOMERHALDER II                    Chairman of the Board and Director    March 20, 2002
 --------------------------------------------------------       (Principal Executive Officer)
                 (John W. Somerhalder II)

                   /s/ JAMES C. YARDLEY                       President and Director                March 20, 2002
 --------------------------------------------------------
                    (James C. Yardley)

                    /s/ GREG G. GRUBER                        Senior Vice President, Chief          March 20, 2002
 --------------------------------------------------------       Financial Officer and Treasurer
                     (Greg G. Gruber)                           (Principal Financial and
                                                                Accounting Officer)

                                 EXHIBITS INDEX

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 *3.A     --   Amended and Restated Certificate of Incorporation dated as of March 7, 2002.
 *3.B     --   By-laws dated as of March 7, 2002.
  4.A     --   Indenture dated June 1, 1987 between SNG and JPMorgan Chase
               Bank, formerly The Chase Manhattan Bank, as Trustee; First
               Supplemental Indenture, dated as of September 30, 1997,
               between SNG and the Trustee; and Second Supplemental
               Indenture dated as of February 13, 2001, between SNG and the
               Trustee (Exhibit 4.1 to our Registration Statement on Form
               S-3 (No. 333-76782) dated January 15, 2001).
 21       --   Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.