Form 10-Q
period 2002-03-31
SOUTHERN NATURAL GAS CO
filed 2002-05-10
CIK 92232

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                        Telephone Number: (713) 420-2600

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

     Common stock, par value $3.75 per share. Shares outstanding on May 10, 2002: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2002      2001
                                                              ----      ----
Operating revenues..........................................  $103      $111
                                                              ----      ----
Operating expenses
  Operation and maintenance.................................    37        46
  Depreciation, depletion and amortization..................    11        10
  Taxes, other than income taxes............................     5         6
                                                              ----      ----
                                                                53        62
                                                              ----      ----
Operating income............................................    50        49
                                                              ----      ----
Other income
  Earnings from unconsolidated affiliates...................     3         3
  Other, net................................................     2         3
                                                              ----      ----
                                                                 5         6
                                                              ----      ----
Income before interest and income taxes.....................    55        55
                                                              ----      ----
Non-affiliated interest and debt expense....................    13        11
Affiliated interest income..................................    (1)       (4)
Income tax expense..........................................    16        18
                                                              ----      ----
                                                                28        25
                                                              ----      ----
Net income..................................................  $ 27      $ 30
                                                              ====      ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                         ASSETS

Current assets
  Cash and cash equivalents.................................    $   --         $   --
  Accounts and notes receivable, net
     Customer...............................................        50             58
     Affiliates.............................................       593            372
     Other..................................................         7             13
  Materials and supplies....................................        14             13
  Regulatory assets.........................................        31             31
  Other.....................................................         2             --
                                                                ------         ------
          Total current assets..............................       697            487
                                                                ------         ------
Property, plant and equipment, at cost......................     2,664          2,642
  Less accumulated depreciation, depletion and
     amortization...........................................     1,303          1,304
                                                                ------         ------
          Total property, plant and equipment, net..........     1,361          1,338
                                                                ------         ------
Other assets
  Investments in unconsolidated affiliates..................       119            116
  Other.....................................................        19             23
                                                                ------         ------
                                                                   138            139
                                                                ------         ------
          Total assets......................................    $2,196         $1,964
                                                                ======         ======

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................    $   32         $   37
     Affiliates.............................................         8              7
     Other..................................................         2              3
  Current maturities of long-term debt......................       100            200
  Taxes payable.............................................        59             48
  Accrued interest..........................................        20             28
  Other.....................................................         6              1
                                                                ------         ------
          Total current liabilities.........................       227            324
                                                                ------         ------
Long-term debt, less current maturities.....................       798            499
                                                                ------         ------
Other liabilities
  Deferred income taxes.....................................       173            169
  Other.....................................................        44             45
                                                                ------         ------
                                                                   217            214
                                                                ------         ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $3.75 per share; authorized and
     issued 1,000 shares....................................        --             --
  Additional paid-in capital................................       105            105
  Retained earnings.........................................       849            822
                                                                ------         ------
          Total stockholder's equity........................       954            927
                                                                ------         ------
          Total liabilities and stockholder's equity........    $2,196         $1,964
                                                                ======         ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                              2002       2001
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $  27      $  30
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     11         10
     Deferred income tax expense............................      4          4
     Undistributed earnings of unconsolidated affiliates....     (3)        (3)
  Working capital changes...................................     22         10
  Non-working capital changes and other.....................     --        (13)
                                                              -----      -----
          Net cash provided by operating activities.........     61         38
                                                              -----      -----
Cash flows from investing activities
  Additions to property, plant and equipment................    (37)       (17)
  Net change in affiliated advances receivable..............   (222)      (225)
  Net proceeds from the sale of assets......................      1          7
                                                              -----      -----
          Net cash used in investing activities.............   (258)      (235)
                                                              -----      -----
Cash flows from financing activities
  Payments to retire long-term debt.........................   (100)      (100)
  Net proceeds from the issuance of long-term debt..........    297        297
                                                              -----      -----
          Net cash provided by financing activities.........    197        197
                                                              -----      -----
Net change in cash and cash equivalents.....................     --         --
Cash and cash equivalents
  Beginning of period.......................................     --         --
                                                              -----      -----
  End of period.............................................  $  --      $  --
                                                              =====      =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholders' equity.

     Our accounting policies are consistent with those discussed in our Form
10-K.

2. DEBT AND OTHER CREDIT FACILITIES

     We had the following current maturities of long-term debt:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Current maturities of long-term debt........................    $100          $200
                                                                ====          ====

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

     In May 2002, we repaid $100 million of our 8.625% notes due 2002.

3. COMMITMENTS AND CONTINGENCIES

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

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters will have a material adverse effect on our ongoing financial position, operating results or cash flows.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2002, we had a reserve of approximately $9 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $7 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act or state equivalents. We are currently evaluating our potential share, if any, of the remediation costs.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based on our evaluation and experience to date, we believe the recorded reserves are adequate.

  Rates and Regulatory Matters

     In February 2000, the Federal Energy Regulatory Commission (FERC) issued Order No. 637 which revised regulations regarding capacity release, capacity segmentation, imbalance management services, operational flow orders and pipeline penalties. On July 2, 2001, we filed a settlement addressing our compliance with Order No. 637. We received an order on the settlement from the FERC on April 11, 2002. The FERC approved our settlement, subject to modifications related to our segmentation proposal, and rejected our proposed changes to our cash-out mechanism. We are seeking rehearing and will make another compliance filing subject to the outcome of our rehearing request.

     In March 2000, the FERC issued an order which authorized the recommissioning of our Elba Island Liquefied Natural Gas (LNG) receiving terminal near Savannah, Georgia. In July 2001, the FERC issued a final order approving a modification of the sendout facilities at the terminal subject to several conditions. In October 2001, we received an initial cargo of LNG in order to test the facilities. In October 2001, we also applied to increase Elba Island's initial rates to reflect an increase in capital and expenses, primarily associated with expenditures mandated by the FERC. In November 2001, the FERC authorized us to commence service on December 1, 2001, but denied our October 2001 request to amend the initial rates, indicating that the increase should be filed in a limited Section 4 proceeding. In December 2001, we filed a limited proceeding with the FERC to increase rates and received an order accepting the new rates effective March 1, 2002, subject to refund. The increase in capital over the previously approved level is approximately $43 million. A major intervener is currently opposing this increase in cost, and this proceeding is set for a hearing in November 2002. We have established estimated monthly reserve levels that represent revenues collected subject to refund.

     In May 2000, we filed an application with the FERC to expand our pipeline system by 336 million cubic feet of natural gas per day at an estimated cost of $141 million to serve new power generation loads being sited adjacent to our system. We received a certificate order from the FERC in March 2001. In July 2001, the FERC approved an amendment to the project, which reduced its cost slightly. The Alabama Municipal

Distributors Group and others filed appeals of the FERC's orders authorizing this project in the D.C. Circuit Court of Appeals.

     In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. In April 2002, the FERC Staff issued a notice of a public conference to be held on May 21, 2002, at which interested parties will be given an opportunity to comment further on the NOPR. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     In October 2001, we filed an application with the FERC to expand our south system by 359.8 million cubic feet of natural gas per day at an estimated cost of $247 million, to serve existing, new and expanded gas-fired electric generation facilities. The construction will be undertaken in two phases, with a target in-service date for the Phase I facilities of June 1, 2003, and for the Phase II facilities of May 1, 2004. Two shippers subsequently requested a delay in the commencement of their services, and one shipper requested a reduced service quantity. As a result, in April 2002, we filed an amendment to the certificate application to reflect these changes. This application remains pending before the FERC.

4. RELATED PARTY TRANSACTIONS

     We participate in El Paso Corporation's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $593 million at March 31, 2002, at a market rate of interest which was 1.9%. At December 31, 2001, we had advanced $371 million at a market rate of interest which was 2.1%.

     At December 31, 2001, we had accounts receivable from affiliates of $1 million. In addition, we had accounts payable to affiliates of $8 million at March 31, 2002, and $7 million at December 31, 2001. These balances arose in the normal course of business.

5. NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal costs of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. Capitalized retirement and removal costs will be depreciated over the useful life of the related asset. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our Annual Report on Form 10-K filed March 20, 2002, in addition to the financial statements and notes presented in
Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of these results for the quarters ended March 31:

                                                               2002         2001
                                                              -------      -------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................  $  103       $  111
Operating expenses..........................................     (53)         (62)
Other income, net...........................................       5            6
                                                              ------       ------
  Earnings before interest expense and income taxes.........  $   55       $   55
                                                              ======       ======
Throughput volumes (BBtu/d)(1)..............................   2,283        2,231
                                                              ======       ======

---------------
(1) BBtu/d means billion British thermal units per day.

     In March 2000, the FERC issued an order allowing us to reactivate our Elba Island LNG facility. The facility received its first LNG shipment in October 2001 and was officially placed in service on December 1, 2001.

     Operating revenues for the quarter ended March 31, 2002, were $8 million lower than the same period in 2001. The decrease is primarily due to lower prices in the first quarter of 2002 on sales under natural gas purchase contracts and on sales of excess natural gas recoveries. Partially offsetting the decrease were revenues from our Elba Island facility which was placed in service in December 2001 and increased throughput from our interruptible transportation service in 2002.

     Operating expenses for the quarter ended March 31, 2002, were $9 million lower than the same period in 2001 primarily due to lower purchased natural gas costs due to lower prices in the first quarter of 2002. The decrease was partially offset by higher operating expenses from our Elba Island facility and higher corporate overhead allocations in the first quarter of 2002.

INTEREST AND DEBT EXPENSE

  Non-Affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the quarter ended March 31, 2002, was $2 million higher than the same period in 2001 due to increased net long-term borrowings in the first quarter of 2002.

  Affiliated Interest Income

     Affiliated interest income, net for the quarter ended March 31, 2002, was $3 million lower than the same period in 2001 primarily due to lower short-term interest rates in 2002 on average advances to El Paso Corporation under our cash management program.

INCOME TAXES

     The income tax expense for the quarters ended March 31, 2002 and 2001, was $16 million and $18 million, resulting in effective tax rates of 37 percent and 38 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2001, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 3, which is incorporated herein by reference.

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

b. Reports on Form 8-K

     We filed a current report on Form 8-K dated February 26, 2002, filing exhibits in connection with an offering of $300 million in 8.0% notes due March 1, 2032.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHERN NATURAL GAS COMPANY

Date: May 10, 2002                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director

Date: May 10, 2002                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)