Form 10-Q
period 2002-06-30
SOUTHERN NATURAL GAS CO
filed 2002-08-13
CIK 92232

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-2745

                                ---------------

                          SOUTHERN NATURAL GAS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                                           63-0196650
           (State or Other Jurisdiction                              (I.R.S. Employer
         of Incorporation or Organization)                          Identification No.)

                 EL PASO BUILDING
               1001 LOUISIANA STREET                                       77002
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

     Common stock, par value $3.75 per share. Shares outstanding on August 13, 2002: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                          QUARTER ENDED       SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                          --------------      ----------------
                                                          2002      2001      2002       2001
                                                          ----      ----      -----      -----
Operating revenues......................................  $100      $94       $203       $205
                                                          ----      ---       ----       ----
Operating expenses
  Operation and maintenance.............................    38       41         75         87
  Depreciation, depletion and amortization..............    11       11         22         21
  Taxes, other than income taxes........................     6        4         11         10
                                                          ----      ---       ----       ----
                                                            55       56        108        118
                                                          ----      ---       ----       ----
Operating income........................................    45       38         95         87
                                                          ----      ---       ----       ----
Other income
  Earnings from unconsolidated affiliates...............     3        4          6          7
  Other, net............................................     2        2          4          5
                                                          ----      ---       ----       ----
                                                             5        6         10         12
                                                          ----      ---       ----       ----
Income before interest and income taxes.................    50       44        105         99
                                                          ----      ---       ----       ----
Non-affiliated interest and debt expense................    15       12         28         23
Affiliated interest income..............................    (3)      (6)        (4)       (10)
Income taxes............................................    14       15         30         33
                                                          ----      ---       ----       ----
                                                            26       21         54         46
                                                          ----      ---       ----       ----
Net income..............................................  $ 24      $23       $ 51       $ 53
                                                          ====      ===       ====       ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                       ASSETS

Current assets
  Cash and cash equivalents.................................   $   --       $   --
  Accounts and notes receivable, net
     Customer...............................................       50           58
     Affiliates.............................................      475          372
     Other..................................................        4           13
  Materials and supplies....................................       14           13
  Other.....................................................        1           --
                                                               ------       ------
          Total current assets..............................      544          456
                                                               ------       ------
Property, plant and equipment, at cost......................    2,729        2,642
  Less accumulated depreciation, depletion and
     amortization...........................................    1,308        1,304
                                                               ------       ------
          Total property, plant and equipment, net..........    1,421        1,338
                                                               ------       ------
Other assets
  Investments in unconsolidated affiliates..................      122          116
  Regulatory assets.........................................       39           43
  Other.....................................................       11           11
                                                               ------       ------
                                                                  172          170
                                                               ------       ------
          Total assets......................................   $2,137       $1,964
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................   $   40       $   37
     Affiliates.............................................        4            7
     Other..................................................        2            3
  Current maturities of long-term debt......................       --          200
  Taxes payable.............................................       64           48
  Accrued interest..........................................       20           28
  Other.....................................................       13            1
                                                               ------       ------
          Total current liabilities.........................      143          324
                                                               ------       ------
Long-term debt, less current maturities.....................      798          499
                                                               ------       ------
Other liabilities
  Deferred income taxes.....................................      180          169
  Other.....................................................       38           45
                                                               ------       ------
                                                                  218          214
                                                               ------       ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $3.75 per share; authorized and
     issued 1,000 shares....................................       --           --
  Additional paid-in capital................................      105          105
  Retained earnings.........................................      873          822
                                                               ------       ------
          Total stockholder's equity........................      978          927
                                                               ------       ------
          Total liabilities and stockholder's equity........   $2,137       $1,964
                                                               ======       ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2002       2001
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $  51      $  53
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     22         21
     Undistributed earnings of unconsolidated affiliates....     (6)        (7)
     Deferred income tax expense............................      7         14
     Net gain on the sale of assets.........................     --         (1)
  Working capital changes...................................     37         10
  Non-working capital changes and other.....................     (3)       (10)
                                                              -----      -----
          Net cash provided by operating activities.........    108         80
                                                              -----      -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (103)       (43)
  Net change in affiliated advances receivable..............   (103)      (243)
  Net proceeds from the sale of assets......................      1          9
                                                              -----      -----
          Net cash used in investing activities.............   (205)      (277)
                                                              -----      -----
Cash flows from financing activities
  Payments to retire long-term debt.........................   (200)      (100)
  Net proceeds from the issuance of long-term debt..........    297        297
                                                              -----      -----
          Net cash provided by financing activities.........     97        197
                                                              -----      -----
Net change in cash and cash equivalents.....................     --         --
Cash and cash equivalents
  Beginning of period.......................................     --         --
                                                              -----      -----
  End of period.............................................  $  --      $  --
                                                              =====      =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2001 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2002, and for the quarters and six months ended June 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

  Asset Impairments

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the accounting requirements related to when an asset qualifies as held for sale or as a discontinued operation and the way in which we evaluate impairments of assets. It also changes accounting for discontinued operations such that we can no longer accrue future operating losses in these operations. There was no initial financial statement impact of adopting this statement.

2. DEBT AND OTHER CREDIT FACILITIES

     In January 2002, we repaid $100 million of our 7.85% notes due 2002. We also filed a new shelf registration statement in January 2002, increasing the amount of debt we could issue from $100 million to $300 million. In February 2002, we issued $300 million aggregate principal amount of 8.0% notes due 2032. Proceeds were approximately $297 million, net of issuance costs. This issuance used the remaining capacity on our shelf registration statement. In May 2002, we repaid $100 million of our 8.625% notes due 2002.

3. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

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

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of June 30, 2002, we had no reserves for our outstanding legal matters.

     While the outcome of our outstanding legal matters cannot be predicted with certainty, based on the information known to date, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. As new information becomes available or relevant developments occur, we will establish accruals as appropriate. The impact of these changes may have a material effect on our results of operations.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2002, we had a reserve of approximately $7 million for expected remediation costs (including related environmental litigation). In addition, we expect to make capital expenditures for environmental matters of approximately $6 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations.

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

     While the outcome of our outstanding environmental matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Rates and Regulatory Matters

     In February 2000, the Federal Energy Regulatory Commission (FERC) issued Order No. 637 which revised regulations regarding capacity release, capacity segmentation, imbalance management services, operational flow orders and pipeline penalties. On July 2, 2001, we filed a settlement addressing our compliance with Order No. 637. We received an order on the settlement from the FERC on April 11, 2002. The FERC approved our settlement, subject to modifications related to our segmentation proposal, and rejected our proposed changes to our cash-out mechanism. In May 2002, we sought rehearing and made a compliance filing, which is subject to the outcome of our rehearing request.

     In March 2000, the FERC issued an order which authorized the recommissioning of our Elba Island liquefied natural gas (LNG) receiving terminal near Savannah, Georgia. In July 2001, the FERC issued a final order approving a modification of the sendout facilities at the terminal subject to several conditions. In October 2001, we received an initial cargo of LNG in order to test the facilities. In October 2001, we also applied to increase Elba Island's initial rates to reflect an increase in capital and expenses, primarily associated with expenditures mandated by the FERC. In November 2001, the FERC authorized us to commence service on December 1, 2001, but denied our October 2001 request to amend the initial rates, indicating that the increase should be filed in a limited Section 4 proceeding. In December 2001, we filed a limited proceeding with the FERC to increase rates and received an order accepting the new rates effective March 1, 2002, subject to refund. The increase in capital over the previously approved level is approximately $43 million. We have reached a settlement-in-principle with the major intervenor and have filed an offer of settlement with the FERC that would track certain dredging costs but would otherwise preserve the filed rates made effective on March 1, 2002. We have established estimated monthly reserve levels that represent revenues collected subject to refund.

     In May 2000, we filed an application with the FERC to expand our pipeline system by 336 million cubic feet per day (MMcf/d), at an estimated cost of $141 million, to serve new power generation loads being sited adjacent to our south system (South System I Expansion). We received a certificate order from the FERC in March 2001. In July 2001, the FERC approved an amendment to the South System I Expansion, which reduced its cost slightly. The first phase of the new facilities was completed and placed in-service in June 2002. The Alabama Municipal Distributors Group and others filed appeals of the FERC's orders authorizing this project in the D.C. Circuit Court of Appeals. On July 26, 2002, we filed a brief in support of the FERC; oral argument is scheduled for November 1, 2002.

     In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held on May 21, 2002, at which interested parties were given an opportunity to comment further on the NOPR. Following the conference, additional comments were filed by El Paso's pipelines and others. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     On July 17, 2002, the FERC issued a Notice of Inquiry (NOI) that seeks comments regarding its policy, established in 1996, of permitting pipelines to enter into negotiated rate transactions. The FERC is now undertaking a review of whether negotiated rates should be capped, whether or not a pipeline's "recourse rate" (its cost of service based rate) continues to serve as a viable alternative and safeguard against the exercise of alleged pipeline market power, as well as other issues related to its negotiated rate program. Comments are due on September 25, 2002, with reply comments due on October 25, 2002. We cannot predict the outcome of this NOI.

     On August 1, 2002, the FERC issued a NOPR requiring that all arrangements concerning the cash management or money pool arrangements between a FERC regulated subsidiary and a non-FERC regulated parent must be in writing, and set forth: the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposed that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent must maintain investment grade credit ratings. Comments on the NOPR are due on August 22, 2002. We cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued, to be effective immediately, an Accounting Release providing guidance on how jurisdictional entities should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. The Accounting Release sets forth the documentation requirements set forth in the NOPR for money pool arrangements, but does not address the requirements in the NOPR that as a condition for participating in money pool arrangements the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent must have investment grade credit ratings. Requests for rehearing are due on September 3, 2002.

     In October 2001, we filed an application with the FERC to expand our south system by 360 MMcf/d at an estimated cost of $247 million, to serve existing, new and expanded gas-fired electric generation facilities. The construction will be undertaken in two phases, with a target in-service date for the Phase I facilities of June 1, 2003, and for the Phase II facilities of May 1, 2004. Two shippers subsequently requested a delay in the commencement of their services and one shipper requested to reduce service quantity. As a result, in April 2002, we filed an amendment to the certificate application to reflect these changes. This application remains pending before the FERC.

     On May 31, 2002, we filed a certificate application with the FERC to expand the Elba Island LNG terminal based on a precedent agreement for new firm terminalling service entered into with Shell NA LNG in December 2001, following the conclusion of an open season for expansion capacity. This expansion adds a new marine slip, a fourth storage tank with a capacity of 3.3 billion cubic feet equivalent, and new pumps and vaporizers that increase the design send out rate from 446 MMcf/d to 806 MMcf/d and the maximum send out rate from 675 MMcf/d to 1,215 MMcf/d. This application is currently pending before the FERC.

     While the outcome of our rates and regulatory matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. As new information becomes available or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

Other Matters

     As a result of current circumstances surrounding the energy sector, the creditworthiness of several industry participants has been called into question. We have taken actions to mitigate our exposure to these participants; however, should several of these participants file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, it could have a material adverse effect on our financial position, operating results or cash flows.

4. RELATED PARTY TRANSACTIONS

     We participate in El Paso Corporation's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced at June 30, 2002 and December 31, 2001, $474 million and $371 million. The market rate of interest at June 30, 2002 and December 31, 2001 was 1.9% and 2.1%.

     At June 30, 2002 and December 31, 2001, we had accounts receivable from affiliates of $1 million. In addition, we had accounts payable to affiliates of $4 million at June 30, 2002, and $7 million at December 31, 2001. These balances arose in the normal course of business.

5. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its present value, and the same amount is added to the recorded value of the asset and is amortized over the asset's remaining useful life. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this statement.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities initiated after January 1, 2003.

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

                              RECENT DEVELOPMENTS

     As a result of current circumstances surrounding the energy sector, the creditworthiness of several industry participants has been called into question. We have taken actions to mitigate our exposure to these participants; however, should several of these participants file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, it could have a material adverse effect on our financial position, operating results or cash flows.

                             RESULTS OF OPERATIONS

     Our interstate transmission system serves markets in the southeastern region of the United States. Our results are relatively stable, but can be subject to variability from a number of factors, such as weather conditions, including those conditions that may impact the amount of power produced by natural gas fired turbines, as well as unforeseen regulatory mandates relating to environmental or operational issues. Our results can also be impacted by our ability to market excess natural gas which is influenced by our rate of recovery for use and efficiencies of the compression equipment. Future revenues may also be impacted by expansion projects in our service areas, competition by other pipelines for those expansion needs and regulatory impact on rates. Below are the operating results and an analysis of these results for the periods ended June 30:

                                                   QUARTER ENDED      SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                  ----------------    ----------------
                                                   2002      2001      2002      2001
                                                  ------    ------    ------    ------
                                                  (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..............................  $  100    $   94    $  203    $  205
Operating expenses..............................     (55)      (56)     (108)     (118)
Other income, net...............................       5         6        10        12
                                                  ------    ------    ------    ------
  Earnings before interest expense and income
     taxes......................................  $   50    $   44    $  105    $   99
                                                  ======    ======    ======    ======
Throughput volumes (BBtu/d)(1)..................   1,780     1,657     2,030     1,943
                                                  ======    ======    ======    ======

---------------
(1) BBtu/d means billion British thermal units per day.

     In March 2000, the FERC issued an order allowing us to reactivate our Elba Island LNG facility. The facility received its first LNG shipment in October 2001 and was officially placed in service on December 1, 2001.

  Second Quarter 2002 Compared to Second Quarter 2001

     Operating revenues for the quarter ended June 30, 2002, were $6 million higher than the same period in 2001. The increase is primarily due to revenues from our Elba Island facility which was placed in service in December 2001 and higher remarketing rates and volumes in the second quarter of 2002 on seasonal turned-back capacity that resulted from our 2000 rate case settlement. Partially offsetting the increase were lower prices and volumes on sales under natural gas purchase contracts in 2002.

     Operating expenses for the quarter ended June 30, 2002, were $1 million lower than the same period in 2001 primarily due to lower purchased natural gas costs due to lower prices and volumes and lower corporate overhead allocations in the second quarter of 2002. The decrease was partially offset by higher operating expenses due to our Elba Island facility being in service in 2002 and a one-time favorable adjustment in 2001 of expenses related to the sales of the Sea Robin system and Destin Pipeline Company.

  Six Months Ended 2002 Compared to Six Months Ended 2001

     Operating revenues for the six months ended June 30, 2002, were $2 million lower than the same period in 2001. The decrease is primarily due to lower prices and volumes in the first half of 2002 on sales under natural gas purchase contracts and on sales of excess natural gas recoveries. Partially offsetting the decrease were revenues from our Elba Island facility which was placed in service in December 2001, higher remarketing rates and volumes in the second quarter of 2002 on seasonal turned-back capacity that resulted from our 2000 rate case settlement and increased throughput from our interruptible transportation service in 2002.

     Operating expenses for the six months ended June 30, 2002, were $10 million lower than the same period in 2001 primarily due to lower purchased natural gas costs due to lower prices and volumes and lower corporate overhead allocations in the second quarter of 2002. The decrease was partially offset by higher operating expenses due to our Elba Island facility being in service in 2002 and a one-time favorable adjustment in 2001 of expenses related to the sales of the Sea Robin system and Destin Pipeline Company.

     Other income for the six months ended June 30, 2002, was $2 million lower than the same period in 2001 primarily due to a contract termination fee received in the first quarter of 2001 and higher capitalization of allowance for funds used during the reactivation of our Elba Island facility during 2001. Partially offsetting the decrease was increased interest capitalization due to capital spending for expansion projects in 2002.

INTEREST AND DEBT EXPENSE

  Non-Affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the quarter and six months ended June 30, 2002, was $3 million and $5 million higher than the same periods in 2001 due to increased net long-term borrowings in 2002.

  Affiliated Interest Income

     Affiliated interest income for the quarter and six months ended June 30, 2002, was $3 million and $6 million lower than the same periods in 2001 primarily due to lower short-term interest rates in 2002 on average advances to El Paso under our cash management program.

INCOME TAXES

     Income tax expense for the quarters ended June 30, 2002 and 2001, was $14 million and $15 million, resulting in effective tax rates of 38 percent and 39 percent. Income tax expense for the six months ended June 30, 2002 and 2001, was $30 million and $33 million, resulting in effective tax rates of 38 percent for both periods. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                  -- Certification of Chairman of the Board (Principal
    *99.A Executive Officer) pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
                  -- Certification of Chief Financial Officer pursuant to 18
    *99.B U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

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

                                            SOUTHERN NATURAL GAS COMPANY

Date: August 13, 2002                          /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: August 13, 2002                              /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                  -- Certification of Chairman of the Board (Principal
    *99.A Executive Officer) pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
                  -- Certification of Chief Financial Officer pursuant to 18
    *99.B U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.