Form 10-Q
period 2002-09-30
SOUTHERN NATURAL GAS CO
filed 2002-11-14
CIK 92232

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

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Common stock, par value $1 per share. Shares outstanding on November 13, 2002: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                         QUARTER ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                         --------------      -----------------
                                                         2002      2001      2002        2001
                                                         ----      ----      -----       -----
Operating revenues.....................................  $101      $ 89      $304        $294
                                                         ----      ----      ----        ----
Operating expenses
  Operation and maintenance............................    40        38       115         125
  Depreciation, depletion and amortization.............    12        10        34          31
  Taxes, other than income taxes.......................     5         4        16          14
                                                         ----      ----      ----        ----
                                                           57        52       165         170
                                                         ----      ----      ----        ----
Operating income.......................................    44        37       139         124
Earnings from unconsolidated affiliates................     3         4         9          11
Other income...........................................     1         2         5           7
Non-affiliated interest and debt expense...............   (14)      (13)      (42)        (36)
Affiliated interest income.............................     2         4         6          14
                                                         ----      ----      ----        ----
Income before income taxes.............................    36        34       117         120
Income taxes...........................................    14        14        44          47
                                                         ----      ----      ----        ----
Net income.............................................  $ 22      $ 20      $ 73        $ 73
                                                         ====      ====      ====        ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................     $   --          $   --
  Accounts and notes receivable, net
     Customer...............................................         25              58
     Affiliates.............................................        470             372
     Other..................................................          5              13
  Materials and supplies....................................         13              13
  Other.....................................................          1              --
                                                                 ------          ------
          Total current assets..............................        514             456
                                                                 ------          ------
Property, plant and equipment, at cost......................      2,786           2,642
  Less accumulated depreciation, depletion and
     amortization...........................................      1,316           1,304
                                                                 ------          ------
          Total property, plant and equipment, net..........      1,470           1,338
                                                                 ------          ------
Other assets
  Investments in unconsolidated affiliates..................        125             116
  Regulatory assets.........................................         38              43
  Other.....................................................         19              11
                                                                 ------          ------
                                                                    182             170
                                                                 ------          ------
          Total assets......................................     $2,166          $1,964
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................     $   49          $   37
     Affiliates.............................................         19               7
     Other..................................................          1               3
  Current maturities of long-term debt......................         --             200
  Taxes payable.............................................         53              48
  Accrued interest..........................................          5              28
  Other.....................................................         10               1
                                                                 ------          ------
          Total current liabilities.........................        137             324
                                                                 ------          ------
Long-term debt, less current maturities.....................        798             499
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        195             169
  Other.....................................................         36              45
                                                                 ------          ------
                                                                    231             214
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares at September 30, 2002, and par
     value $3.75 per share; authorized and issued 1,000
     shares at December 31, 2001............................         --              --
  Additional paid-in capital................................        105             105
  Retained earnings.........................................        895             822
                                                                 ------          ------
          Total stockholder's equity........................      1,000             927
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $2,166          $1,964
                                                                 ======          ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                              2002        2001
                                                              -----       -----
Cash flows from operating activities
  Net income................................................  $  73       $  73
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     34          31
     Undistributed earnings of unconsolidated affiliates....     (9)        (11)
     Deferred income tax expense............................     22          28
     Net gain on the sale of assets.........................      1          (1)
     Other..................................................     --          (4)
  Working capital changes...................................     24           6
  Non-working capital changes...............................     (5)        (10)
                                                              -----       -----
          Net cash provided by operating activities.........    140         112
                                                              -----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (166)        (93)
  Net change in affiliated advances receivable..............    (71)       (225)
  Net proceeds from the sale of assets......................     --           9
                                                              -----       -----
          Net cash used in investing activities.............   (237)       (309)
                                                              -----       -----
Cash flows from financing activities
  Payments to retire long-term debt.........................   (200)       (100)
  Net proceeds from the issuance of long-term debt..........    297         297
                                                              -----       -----
          Net cash provided by financing activities.........     97         197
                                                              -----       -----
Net change in cash and cash equivalents.....................     --          --
Cash and cash equivalents
  Beginning of period.......................................     --          --
                                                              -----       -----
  End of period.............................................  $  --       $  --
                                                              =====       =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2001 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2002, and for the quarters and nine months ended September 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

  Asset Impairments

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the accounting requirements related to when an asset qualifies as held for sale or as a discontinued operation and the way in which we evaluate assets for impairment. It also changed accounting for discontinued operations such that we can no longer accrue future operating losses in these operations. There was no initial financial statement impact of adopting this statement.

2. DEBT AND OTHER CREDIT FACILITIES

     In January 2002, we repaid $100 million of our 7.85% notes due 2002. We also filed a new shelf registration statement, increasing the amount of debt we could issue from $100 million to $300 million. In February 2002, we issued $300 million aggregate principal amount of 8.0% notes, due 2032. Proceeds were approximately $297 million, net of issuance costs. This issuance used all the capacity on our shelf registration statement on file with the SEC. In May 2002, we repaid $100 million of our 8.625% notes due 2002.

3. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of gas working interest owners and gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification has been filed and we have filed our response.

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of September 30, 2002, we had no accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2002, we had approximately $6 million accrued for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. Below is a reconciliation of our environmental remediation liability as of December 31, 2001 to our liability as of September 30, 2002 (in millions):

Balance as of December 31, 2001.............................  $11
Payments for remediation activities.........................   (5)
                                                              ---
Balance as of September 30, 2002............................  $ 6
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $6 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations. For the fourth quarter of 2002, we estimate that our total expenditures will be approximately $1 million, which primarily will be expended under government directed clean-up plans.

  Rates and Regulatory Matters

     Order No. 637. In February 2000, the Federal Energy Regulatory Commission
(FERC) issued Order No. 637. Order 637 impacts the way pipelines conduct their operational activities, including how they release capacity, segment capacity and manage imbalance services, operational flow orders and pipeline penalties. In July 2001, we filed a settlement addressing our compliance with Order No. 637 and we received an order on the settlement from the FERC in April 2002. The FERC approved our settlement, subject to modifications related to our capacity segmentation proposal, and rejected our proposed changes to our cash-out mechanism. In response, we sought a rehearing and have made another compliance filing. We cannot predict the outcome of the compliance filing or the request for rehearing.

     Elba Island. In March 2000, the FERC issued an order which authorized the recommissioning of our Elba Island liquefied natural gas (LNG) receiving terminal near Savannah, Georgia. In July 2001, the FERC issued a final order approving a modification of the sendout facilities at the terminal subject to several conditions. In October 2001, we received an initial cargo of LNG in order to test the facilities, and also applied to increase Elba Island's initial rates to reflect an increase in capital and expenses, primarily associated with expenditures mandated by the FERC. In November 2001, the FERC authorized us to commence service, but denied our request to amend the initial rates, indicating that the increase should be filed in a separate limited proceeding. In December 2001, we filed the limited proceeding with the FERC, and received an order accepting the new rates effective March 1, 2002, subject to refund. On October 10, 2002, the FERC approved a settlement that permits us to track certain dredging costs but otherwise preserves the filed rates that became effective on March 1, 2002.

     South System I Expansion. In May 2000, we applied to expand our pipeline system by 336 million cubic feet per day (MMcf/d), at an estimated cost of $141 million, to serve new power generation loads being sited adjacent to our south system (South System I Expansion). We received a certificate order from the FERC in March 2001. In July 2001, the FERC approved an amendment to the South System I Expansion, which reduced its cost slightly. The first phase of the new facilities was completed and placed in-service in June 2002. The Alabama Municipal Distributors Group and others filed appeals of the FERC's orders authorizing this project in the D.C. Circuit Court of Appeals. On July 26, 2002, we filed a brief in support of the FERC's order and an oral argument was held on November 1, 2002.

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held on May 21, 2002, providing an opportunity to comment further on the NOPR. Following the conference, additional comments were filed by El Paso's pipelines and others. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

     Negotiated Rate NOI. In July 2002, the FERC issued a Notice of Inquiry
(NOI) that seeks comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. The FERC is now reviewing whether negotiated rates should be capped, whether or not a pipeline's "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power, as well as other issues related to negotiated rate programs. On September 25, 2002, El Paso's pipelines and others filed comments. Reply comments were filed on October 25, 2002. At this time, we cannot predict the outcome of this NOI.

     Cash Management NOPR. On August 1, 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary (like us) and a non-FERC regulated parent must be in writing, and set forth: the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposed that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent maintain investment grade credit ratings. On August 28, 2002, comments were filed. The FERC held a public conference on September 25, 2002 to discuss the issues raised in the comments. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued an Accounting Release, to be effective immediately, providing guidance on how companies should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. However, the Accounting Release did not address the proposed requirement that the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent have investment grade credit ratings. Requests for rehearing were filed on August 30, 2002. The FERC has not yet acted on the rehearing requests.

     South System II Expansion. In October 2001, we applied with the FERC to expand our south system by 360 MMcf/d at an estimated cost of $247 million, to serve existing, new and expanded gas-fired electric generation facilities. The construction will occur in two phases, with target in-service dates of June 1, 2003 for the Phase I facilities, and May 1, 2004 for the Phase II facilities. Two shippers requested a delay in the commencement of their services and one shipper requested to reduce service quantity. As a result, in April 2002, we filed an amendment to the certificate application to reflect these changes. On September 20, 2002, the FERC issued a certificate authorizing the project, as modified. Subsequently, another shipper requested a delay in its in-service date. We have executed an agreement setting forth the terms under which we would agree to the requested delay and will soon file an amendment to the certificate application with the FERC.

     Elba Island LNG Expansion. On May 31, 2002, we applied to expand the Elba Island LNG terminal based on an agreement for new firm terminalling service we entered into with Shell NA LNG in December 2001. This expansion adds a new marine slip, a fourth storage tank with a capacity of 3.3 billion cubic feet equivalent, and new pumps and vaporizers that increase the design sendout rate from 446 MMcf/d to 806 MMcf/d and the maximum sendout rate from 675 MMcf/d to 1,215 MMcf/d. This application is currently pending before the FERC.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on the information we know now and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters. Further, for environmental matters, it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations and on our cash flows in the period the event occurs.

4. COMMON STOCK

     On March 7, 2002, our Board of Directors approved and we filed an amended and restated certificate of incorporation changing our authorized shares of stock to 1,000 shares of common stock, with a par value of $1 per share. This action and the reclassification did not impact our total equity. As of December 31, 2001, we had 1,000 authorized and issued shares with a par value of $3.75 per share.

5. RELATED PARTY TRANSACTIONS

     We participate in El Paso Corporation's (El Paso) cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowing from outside sources. As of September 30, 2002 and December 31, 2001, we had advanced $441 million and $371 million. The market rate of interest at September 30, 2002 was 1.8% and at December 31, 2001, it was 2.1%.

     At September 30, 2002 and December 31, 2001, we had accounts receivable from related parties of $29 million and $1 million. In addition, we had accounts payable to affiliates of $19 million at September 30, 2002, and $7 million at December 31, 2001. These balances arose in the normal course of business.

     In September of 2002, we sold approximately $28 million of our trade accounts receivable at a discount to El Paso Energy Finance Company, an unconsolidated affiliate, as part of an accounts receivable sales program. El Paso Energy Finance Company, in turn, sold those receivables to a bank. The program was initiated to accelerate the collection of funds for El Paso, and the proceeds we received from the sale were advanced to our parent company through our cash management program described above.

6. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. An on-going expense will also be recognized for changes in the value of the liability as a result of the passage of time. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We are currently assessing and quantifying the asset retirement obligations associated with our long-lived assets. We expect to complete our assessment of these asset retirement obligations and be able to estimate their effect on our financial statements in the fourth quarter of 2002.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

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

                              RECENT DEVELOPMENTS

     Since the fourth quarter of 2001, a number of recent developments in our business and industry have impacted our operations and liquidity. These have included:

     - The bankruptcy of Enron Corp. and the resulting decline of the energy trading industry; and

     - The modification of credit standards by the rating agencies.

     Credit rating agencies have recently re-evaluated the credit ratings of companies involved in energy trading activities, which included our parent and our affiliates. The recent developments referenced above, as well as the Administrative Law Judge's decision dated September 23, 2002 in the FERC proceeding entitled Public Utilities Commission of the State of California v. El Paso Natural Gas Company, et al., appear to have influenced both Moody's and Standard & Poor's in downgrading our parent's credit rating, and it remains on negative credit watch by both. Our senior unsecured debt was downgraded from Baa1 to Baa2 by Moody's and from BBB+ to BBB by Standard & Poor's and we remain on negative credit watch by both rating agencies.

     While these developments do not have an immediate impact on our financial position or results of operations, a further downgrade of our debt securities could result in higher cash requirements to conduct our operations (through cash collateral requirements). If this were to occur, we would have less cash available to use for capital expenditures and other purposes, although we do believe we would have sufficient operating resources to fund our ongoing operating activities.

     In addition, as a result of the rating agencies' downgrading the credit rating of several members of the energy sector, including energy trading companies, and placing them on negative credit watch, the credit-worthiness of these companies has been questioned. We have taken actions to mitigate our exposure by requesting these companies to provide us with a letter of credit or prepayments as permitted by our tariff. Our tariff permits us to request additional credit assurance from our shippers equal to the cost of performing transportation services for a three month period. If these companies file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, or if the capacity is unavailable for resale, it could have an adverse effect on our financial position, operating results or cash flows.

                             RESULTS OF OPERATIONS

     Our business consists of interstate natural gas transmission and gas storage operations. Our interstate natural gas transmission system faces varying degrees of competition from other pipelines, as well as alternate energy sources, such as electricity, hydroelectric power, coal and fuel oil. We are regulated by the Federal Energy Regulatory Commission. The FERC sets the rates we can recover from our customers. These rates are generally a function of our costs of providing services to our customers, as well as a reasonable return on our invested capital. As a result, our results have historically been relatively stable. However, they can be subject to volatility due to factors such as weather, changes in natural gas prices, regulatory actions and the credit-worthiness of our customers. In addition, our ability to extend our existing contracts or re-market expiring capacity is dependent on competitive alternatives, the regulatory environment and supply and demand factors at the relevant extension or expiration dates. While we make every attempt to negotiate contract terms at fully-subscribed quantities and at maximum rates allowed under our tariffs, we must, in some cases, discount our rates to remain competitive.

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as operating income, adjusted for equity earnings from unconsolidated investments, gains and losses on sales of assets and other miscellaneous non-operating items. Items that are not included in this measure are financing costs, including interest and debt expense and income taxes. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our businesses and operations and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating cash flow.

     Below are the operating results and an analysis of these results for the periods ended September 30:

                                              QUARTER ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                            ------------------      ------------------
                                             2002        2001        2002        2001
                                            ------      ------      ------      ------
                                               (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues........................  $  101      $   89      $  304      $  294
Operating expenses........................     (57)        (52)       (165)       (170)
Other income, net.........................       4           6          14          18
                                            ------      ------      ------      ------
  EBIT....................................  $   48      $   43      $  153      $  142
                                            ------      ------      ------      ------
Throughput volumes (BBtu/d)(1)............   1,927       1,692       1,996       1,859
                                            ======      ======      ======      ======

---------------
(1) BBtu/d means billion British thermal units per day.

     In March 2000, the FERC issued an order allowing us to reactivate our Elba Island LNG facility. The facility received its first LNG shipment in October 2001 and was officially placed in service on December 1, 2001.

  Third Quarter 2002 Compared to Third Quarter 2001

     Operating revenues for the quarter ended September 30, 2002, were $12 million higher than the same period in 2001. The increase was primarily due to revenues of $8 million in 2002 from our Elba Island facility, which was placed in service in December 2001, and $4 million in 2002 from our South System I (Phase 1) expansion, which was placed in service in June 2002. Also contributing to the increase was a $2 million impact of higher remarketing rates and volumes in the third quarter of 2002 on seasonal turned-back capacity that resulted from our 2000 rate case settlement. These increases were partially offset by $2 million from lower volumes on sales under natural gas purchase contracts in 2002.

     Operating expenses for the quarter ended September 30, 2002, were $5 million higher than the same period in 2001. The increase was due to higher operating expenses of $3 million, higher depreciation and amortization of $1 million, both due to our Elba Island facility being in service in 2002 and an increase in ad valorem and franchise taxes in 2002 of $1 million. These increases were partially offset by $2 million from lower purchased natural gas costs due to lower volumes purchased in 2002.

     Other income for the quarter ended September 30, 2002, was $2 million lower than the same period in 2001 primarily as a result of higher capitalization of interest in 2001 during the reactivation of our Elba Island facility.

  Nine Months Ended 2002 Compared to Nine Months Ended 2001

     Operating revenues for the nine months ended September 30, 2002, were $10 million higher than the same period in 2001 primarily due to revenues in 2002 of $22 million from our Elba Island facility, which was placed in service in December 2001, and revenues of $4 million from our South System I (Phase 1) expansion, which was placed in service in June 2002. Also contributing to the increase was a $4 million impact of higher remarketing rates and volumes in 2002 on seasonal turned-back capacity that resulted from our 2000 rate case settlement. These increases were partially offset by $18 million from lower prices and volumes on sales under natural gas purchase contracts in 2002 and sales of excess natural gas recoveries in 2001 of $4 million that did not recur in 2002.

     Operating expenses for the nine months ended September 30, 2002, were $5 million lower than the same period in 2001 primarily as a result of lower purchased natural gas costs of $18 million due to lower prices and volumes in 2002. These decreases were partially offset by higher operation and maintenance expenses of $9 million, higher depreciation and amortization of $3 million, both due to our Elba Island facility being in service in 2002 and higher ad valorem and franchise taxes in 2002 of $2 million.

     Other income for the nine months ended September 30, 2002, was $4 million lower than the same period in 2001 primarily as a result of higher capitalization of interest during the reactivation of our Elba Island facility during 2001 of $3 million and a contract termination fee of $2 million received in the first quarter of 2001. Also contributing to the decrease were lower gains of $1 million on sales of non-pipeline assets in 2002 compared to 2001. These decreases were partially offset by increased interest capitalization of $3 million due to capital spending for expansion projects in 2002.

     New Expansion Project. In the third quarter of 2002, the FERC approved our South System II project and related compressor facilities. This expansion has a design capacity of 330 million cubic feet per day. The construction will be undertaken in two phases, with a target in-service date for the Phase I facilities of June 1, 2003, and for the Phase II facilities of May 1, 2004. The South System II project will increase our firm transportation capacity along our south mainline to Alabama, Georgia and South Carolina.

INTEREST AND DEBT EXPENSE

  Non-Affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the quarter and nine months ended September 30, 2002, was $14 million and $42 million, which was $1 million and $6 million higher than the same periods in 2001 due to increased net long-term borrowings. We issued $300 million of long-term debt with an interest rate of 8.0% in February 2002, and repaid $100 million 7.85% long-term debt in January 2002 and $100 million 8.625% long-term debt in May 2002.

  Affiliated Interest Income

     Affiliated interest income for the quarter ended September 30, 2002, was $2 million, or $2 million lower than the same period in 2001 due primarily to lower short-term interest rates in 2002, partially offset by higher average advance balances to El Paso under our cash management program. The average short-term interest rate for the third quarter decreased from 3.8% in 2001 to 1.8% in 2002.

     Affiliated interest income for the nine months ended September 30, 2002, was $6 million, or $8 million lower than the same period in 2001 due primarily to lower short-term interest rates in 2002, partially offset by higher average advance balances. The average short-term interest rate for the nine months decreased from 4.9% in 2001 to 1.9% in 2002.

INCOME TAXES

     Income tax expense for the quarter and nine months ended September 30, 2002, was $14 million and $44 million, resulting in effective tax rates of 39 percent and 38 percent. Income tax expense for the quarter and nine months ended September 30, 2001, was $14 million and $47 million, resulting in effective tax rates of 41 percent and 39 percent. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The principal executive officer and principal financial officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report on Form 10-Q, as appropriate.

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

  4.A    Indenture dated June 1, 1987 between Southern Natural Gas
         (SNG) and JPMorgan Chase Bank, formerly The Chase Manhattan
         Bank, as Trustee; First Supplemental Indenture, dated as of
         September 30, 1997, between SNG and the Trustee; and Second
         Supplemental Indenture dated as of February 13, 2001, between SNG and the Trustee (Exhibit 4.1 to our Registration
         Statement on Form S-3 (No. 333-76782) dated January 15,
         2001).
*99.A    Certification of Chief Executive Officer pursuant to 18
         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*99.B    Certification of Chief Financial Officer pursuant to 18
         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

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

                                            SOUTHERN NATURAL GAS COMPANY

Date: November 13, 2002                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: November 13, 2002                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

                                 CERTIFICATION

     I, John W. Somerhalder II, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southern Natural Gas Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrants's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                              /s/ JOHN W. SOMERHALDER II
                                          --------------------------------------
                                                  John W. Somerhalder II
                                                  Chairman of the Board
                                              (Principal Executive Officer)
                                               Southern Natural Gas Company

                                 CERTIFICATION

     I, Greg G. Gruber, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southern Natural Gas Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                  /s/ GREG G. GRUBER
                                          --------------------------------------
                                                      Greg G. Gruber
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                              (Principal Financial Officer)
                                               Southern Natural Gas Company

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   4.A     Indenture dated June 1, 1987 between Southern Natural Gas
           (SNG) and JPMorgan Chase Bank, formerly The Chase Manhattan
           Bank, as Trustee; First Supplemental Indenture, dated as of
           September 30, 1997, between SNG and the Trustee; and Second
           Supplemental Indenture dated as of February 13, 2001,
           between SNG and the Trustee (Exhibit 4.1 to our Registration
           Statement on Form S-3 (No. 333-76782) dated January 15,
           2001).
 *99.A     Certification of Chief Executive Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.
 *99.B     Certification of Chief Financial Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.