Form 10-K
period 2002-12-31
SOUTHERN NATURAL GAS CO
filed 2003-03-28
CIK 92232

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                        TELEPHONE NUMBER: (713) 420-2600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
OF THE REGISTRANT:                             .............................NONE

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $1 per share. Shares outstanding on March 27, 2003: 1,000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                              PAGE
                                    -------                              ----
                                     PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................     5
Item 3.   Legal Proceedings...........................................     5
Item 4.   Submission of Matters to a Vote of Security Holders.........     *

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     5
Item 6.   Selected Financial Data.....................................     *
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     6
          Risk Factors and Cautionary Statement for Purposes of the
            "Safe Harbor" Provisions of the Private Securities
            Litigation Reform Act of 1995.............................    10
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    17
Item 8.   Financial Statements and Supplementary Data.................    18
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    41

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     *
Item 11.  Executive Compensation......................................     *
Item 12.  Security Ownership of Management............................     *
Item 13.  Certain Relationships and Related Transactions..............     *
Item 14.  Controls and Procedures.....................................    41

                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    42
          Signatures..................................................    44
          Certifications..............................................    45

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Bcf      = billion cubic feet
Bcfe     = billion cubic feet of natural gas equivalent
MMcf     = million cubic feet

     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

     When we refer to "us", "we", "our", or "ours", we are describing Southern Natural Gas Company, and/or our subsidiaries.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware corporation incorporated in 1935. In October 1999, we became a wholly owned subsidiary of El Paso Corporation through the merger of Sonat Inc. with El Paso. Our primary business consists of the interstate transportation and storage of natural gas. We conduct our business activities through our natural gas pipeline system, storage facilities and a terminalling facility, all of which are discussed below.

     The Pipeline System. The Southern Natural Gas system consists of approximately 8,000 miles of pipeline with a design capacity of approximately 2,963 MMcf/d. During 2002, 2001 and 2000, our average throughput was 2,020 BBtu/d, 1,877 BBtu/d and 2,132 BBtu/d. Our interstate pipeline system extends from natural gas fields in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee, including the metropolitan areas of Atlanta and Birmingham. We are the principal natural gas supplier to the growing southeastern markets of Alabama and Georgia.

     Under our tariff structure, which is governed by the Federal Energy Regulatory Commission (FERC), customers pay us on the basis of stated rates for transportation services. Approximately 92 percent of our transportation revenue is attributable to a capacity reservation or a demand charge paid by "firm" customers. These firm customers are obligated to pay a monthly demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. The remaining 8 percent of our transportation services revenue is attributable to charges based solely on the volumes of natural gas actually transported or stored on our pipeline system.

     We have several transmission system expansion projects that have been approved by the FERC as follows:

                                                                                             ANTICIPATED
    PROJECT      CAPACITY                          DESCRIPTION(1)                          COMPLETION DATE
    -------      --------                          --------------                          ---------------
                 (MMCF/D)
South System I     196      Installation of compression and pipeline looping to increase      June 2003
   (Phase 2)                firm transportation capacity along our south mainline in
                            Alabama, Georgia and South Carolina.
North System II     33      Installation of compression and additional pipeline looping       June 2003
                            to increase capacity along our north mainline in Alabama.
South System II    330      Installation of compression and pipeline looping to increase     June 2003,
                            firm transportation capacity along our south mainline in        November 2003
                            Alabama, Georgia and South Carolina.                            and May 2004

---------------

(1) Pipeline looping is the installation of a pipeline, parallel to an existing pipeline, with tie-ins at several points along the existing pipeline. Looping increases the transmission system's capacity.

     Liquefied Natural Gas (LNG) Terminal. Our wholly owned subsidiary, Southern LNG, owns a liquefied natural gas receiving terminal, located on Elba Island, near Savannah, Georgia, capable of achieving a peak sendout of 675 MMcf/d and a base load sendout of 446 MMcf/d. In September 2001, we announced plans to expand the peak sendout capacity of the Elba Island Facility by 540 MMcf/d and the base load sendout by 360 MMcf/d (for a total peak sendout capacity once completed of 1,215 MMcf/d and a base load sendout of 806 MMcf/d). The expansion will cost approximately $145 million and has a planned in-service date of late 2005. The terminal was placed in service following its recommissioning and began receiving deliveries in December 2001. The current capacity at the terminal is contracted with our affiliate, El Paso Merchant Energy, under a contract that extends through 2023.

     Storage Facilities. Along our pipeline system, we have approximately 60 Bcf of underground working natural gas storage capacity, through our Muldon storage facility in Monroe County, Mississippi, which has a storage capacity of 31 Bcf, and our 50 percent interest in the Bear Creek Storage Company (Bear Creek), with our proportionate share of capacity of 29 Bcf.

     Bear Creek is a joint venture that we own equally with our affiliate, Tennessee Storage Company (TSC). Bear Creek owns and operates an underground natural gas storage facility located in Louisiana. The facility has a capacity of 50 Bcf of base gas and 58 Bcf of working storage. Bear Creek's working storage capacity is committed equally to Tennessee Gas Pipeline Company (TGP) and us under long-term contracts.

                             REGULATORY ENVIRONMENT

     Our interstate natural gas transmission system, storage and terminalling operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Our pipeline, LNG terminal and storage facilities operate under FERC-approved tariffs that establish rates and terms and conditions for service to our customers. Generally, the FERC's authority extends to:

     - rates and charges for natural gas transportation, storage and terminalling;

     - certification and construction of new facilities;

     - extension or abandonment of facilities;

     - maintenance of accounts and records;

     - relationships between pipeline and marketing affiliates;

     - terms and conditions of services;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities; and

     - initiation and discontinuation of services.

     The fees or rates established under our tariffs are a function of our costs of providing services to our customers, and include provisions for a reasonable return on our invested capital. Consequently, our results have historically been relatively stable. However, our results can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, competition, regulatory actions and the credit-worthiness of our customers.

     Our interstate pipeline system is also subject to federal, state and local statutes and regulations regarding pipeline and LNG plant safety and environmental matters. Our systems have ongoing inspection programs designed to keep all of our facilities in compliance with environmental and pipeline safety requirements. We believe that our systems are in material compliance with the applicable requirements.

     We are also subject to regulation over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission system and storage facilities by the U.S. Department of Transportation. Our operations on U.S. government land are regulated by the U.S. Department of the Interior.

     A discussion of our significant rate and regulatory matters is included in
Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.

                            MARKETS AND COMPETITION

     We have approximately 260 firm and interruptible customers, including natural gas distribution companies and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. We provide transportation services in both our natural gas supply and market areas. We have approximately 170 firm transportation contracts with a weighted average remaining contract term of approximately five years. Substantially all of the firm transportation capacity currently available in our two largest market areas is fully subscribed through mid-2005. Our pipeline system connects with multiple pipelines that provide our customers with access to diverse sources of supply and various natural gas markets served by these pipelines.

     The following three customers contract for a majority of our firm capacity:

     - Atlanta Gas Light Company subscribes to a capacity of 939 MMcf/d under contracts that expire beginning in 2005 through 2007, with the majority expiring in 2005.(1)

     - Alabama Gas Corporation subscribes to a capacity of 386 MMcf/d under contracts that expire beginning in 2005 through 2008. In connection with our pipeline expansions to be placed in service in 2003, all of their current contracts will extend through 2008.

     - Scana Resources subscribes to a capacity of 247 MMcf/d under contracts that expire beginning in 2003 through 2017. In connection with our pipeline expansions to be placed in service in 2003, all but 50 MMcf/d of Scana's current contracts will extend through 2010. Scana's 50 MMcf/d contract will continue to extend through 2017.
     --------------------

     (1) Atlanta Gas Light Company is currently releasing a significant portion of its firm capacity to a subsidiary of Scana Resources, Inc. under terms allowed by our tariff.

     All of our firm transportation contracts automatically extend the term for additional months or years unless notice of termination is given by one of the parties.

     Our interstate natural gas transmission system faces varying degrees of competition from other pipelines, as well as from alternative energy sources such as electricity, hydroelectric power, coal and fuel oil. We compete with other interstate and intrastate pipelines for deliveries to customers who can take deliveries at multiple connection points. We also compete with other pipelines and local distribution companies to deliver increased quantities of natural gas to our market area. In addition, we compete with pipelines and gathering systems for connection to new supply sources.

     Electric power generation is one of the fastest growing demand sectors of the natural gas market. The potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation benefits the natural gas industry by creating more demand for natural gas turbine generated electric power, but this effect is offset, in varying degrees, by increased generation efficiency and more effective use of surplus electric capacity as a result of open market access.

     Imported LNG is one of the fastest growing supply sectors of the natural gas market. Terminals and other regasification facilities can serve as important sources of supply for pipelines, enhancing the delivery capabilities and operational flexibility, and complementing traditional supply and market areas.

     Our ability to extend our existing contracts or re-market expiring capacity is dependent on competitive alternatives, access to capital, the regulatory environment at the local, state and federal levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or re-negotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. While we attempt to negotiate contract terms at fully subscribed quantities and at maximum rates allowed under our tariffs, we must, at times, discount our rates to remain competitive.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.

                                   EMPLOYEES

     As of March 26, 2003, we had approximately 450 full-time employees, none of whom is subject to a collective bargaining arrangement.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated herein by reference.

     We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interest in these properties, or the use of these properties in our businesses. We believe that our properties are adequate and suitable for the conduct of our business in the future.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock, par value $1 per share, is owned by El Paso and, accordingly, there is no public trading market for our stock.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. No common stock dividends were declared or paid in 2002 or 2001.

     In March 2003, we declared and paid a $600 million dividend, $310 million of which was a distribution of outstanding affiliated receivables and $290 million of which was cash.

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

                                    GENERAL

     Our business consists of interstate natural gas transmission, storage and terminalling operations. Our interstate natural gas transmission system faces varying degrees of competition from other pipelines, as well as from alternate energy sources, such as hydroelectric power, coal and fuel oil. We are regulated by the FERC, which regulates the rates we can charge our customers. These rates are a function of our costs of providing services to our customers, and include a return on our invested capital. As a result, our financial results have historically been relatively stable. However, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers. In addition, our ability to extend existing customer contracts or re-market expiring contracted capacity is dependent on competitive alternatives, the regulatory environment and supply and demand factors at the relevant dates these contracts are extended or expire. We make every attempt to negotiate contract terms at fully-subscribed quantities and at maximum rates allowed under our tariffs, although at times, we discount our rates to remain competitive in particular markets.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as operating income, adjusted for equity earnings from unconsolidated affiliates, gains and losses on sales of assets, an allowance for funds used during construction and other miscellaneous non-operating items. Items that are not included in this measure are financing costs, including interest and debt expense, affiliated interest income, income taxes and extraordinary items. Below is a reconciliation of operating results to EBIT and to income before extraordinary items for the year ended December 31:

                                                                2002        2001
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Operating revenues..........................................   $  429      $  402
Operating expenses..........................................     (226)       (224)
                                                               ------      ------
  Operating income..........................................      203         178
                                                               ------      ------
Earnings from unconsolidated affiliates.....................       12          14
Allowance for funds used during construction................        7           7
Other income and expense....................................        1           3
                                                               ------      ------
  Other.....................................................       20          24
                                                               ------      ------
          EBIT..............................................      223         202
Interest and debt expense...................................      (57)        (48)
Affiliated interest income..................................        8          17
Income taxes................................................      (65)        (64)
                                                               ------      ------
          Income before extraordinary items.................   $  109      $  107
                                                               ======      ======
Throughput volumes (BBtu/d).................................    2,020       1,877
                                                               ======      ======

     We believe EBIT is a useful measurement for our investors because it provides information that can be used to evaluate the effectiveness of our businesses and investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating cash flow.

OPERATING RESULTS (EBIT)

     Operating revenues for the year ended December 31, 2002, were $27 million higher than in 2001. The increase was primarily due to revenues of $32 million at our Elba Island facility, which was placed in service following its recommissioning and began receiving deliveries in December 2001, and revenues of $8 million from our South System I (Phase I) expansion, which was placed in service in June 2002. Also contributing to the increase was a $4 million impact of higher remarketing rates and volumes in 2002 versus 2001 on seasonal turned-back capacity. These increases were partially offset by $16 million from lower prices and volumes on sales under natural gas purchase contracts. During 2002, natural gas sold under these contracts was 8 Bcf versus 10 Bcf in 2001, and our average realized price was $3.15/Bcf versus $4.15/Bcf in 2001. These gas sales are a result of a remaining gas purchase contract that the FERC allows us to market at cost. Therefore, these gas sales have no significant effect on our net results of operations.

     Operating expenses for the year ended December 31, 2002, were $2 million higher than in 2001. The increase was due to higher operating expenses of $13 million and higher depreciation and amortization of $3 million, both due to our Elba Island facility being in service in 2002. In addition, an increase in ad valorem and franchise taxes of $2 million in 2002 were due to higher assessed property values and system additions. These increases were partially offset by lower purchased natural gas costs of $16 million due to lower prices and volumes in 2002. During 2002, natural gas volumes purchased under these contracts were 8 Bcf versus 10 Bcf in 2001, and our average gas cost was $3.15/Bcf versus $4.15/Bcf in 2001.

     Other income for the year ended December 31, 2002 was $4 million lower than in 2001. The decrease was primarily due to $2 million in lower equity earnings on our Bear Creek investments, a contract termination fee of $2 million received during 2001 and lower gains of $1 million on sales of non-pipeline assets in 2002 compared to 2001.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the year ended December 31, 2002, was $9 million higher than 2001. Below is the analysis of our interest expense for the year ended December 31:

                                                              2002     2001
                                                              -----    -----
                                                              (IN MILLIONS)
Long term debt, including current maturities................   $59      $50
Less: Capitalized interest..................................    (2)      (2)
                                                               ---      ---
          Total interest and debt expense...................   $57      $48
                                                               ===      ===

     The increase in interest expense on long-term debt was due to higher average debt balances outstanding in 2002 than in 2001. In February 2002, we issued $300 million aggregate principal amount of 8.0% notes due 2032. This issuance increased interest on long-term debt by approximately $20 million. We also retired $200 million of long-term debt resulting in a decrease to interest expense of approximately $13 million. The remaining increase was primarily due to a February 2001 debt issuance of $300 million that was outstanding for the entire year in 2002.

AFFILIATED INTEREST INCOME

     Affiliated interest income for the year ended December 31, 2002, was $9 million lower than 2001 due primarily to lower short-term interest rates in 2002, partially offset by increased average advances to El Paso under our cash management program in 2002. The average short-term interest rate decreased from 4.3% in 2001 to 1.8% in 2002 and average advances to El Paso, under our cash management program were $460 million in 2002 versus $404 million in 2001.

INCOME TAXES

     Income tax expense for the years ended December 31, 2002 and 2001, was $65 million and $64 million, resulting in effective tax rates of 37 percent for both years. Our effective tax rates differed from the statutory rate of 35 percent in both periods primarily due to the impact of state income taxes. For a reconciliation of the statutory rate of 35 percent to the effective rates, see
Item 8, Financial Statements and Supplementary Data, Note 2.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs are provided by cash flows from operating activities and the use of a cash management program with our parent company, El Paso. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances to our parent as investing activities in our statement of cash flows. As of December 31, 2002, we had a cumulative net receivable from El Paso of $430 million as a result of this program. Our receivables from El Paso are due upon demand. As of December 31, 2002, $61 million of this receivable was classified as current, and the remaining $369 million was classified as non-current notes receivable from affiliates in our balance sheet. In March 2003, we declared and distributed a dividend of $310 million of our outstanding affiliated receivables to our parent, and we declared and paid a cash dividend of $290 million. See a further discussion of these transactions under Recent Events below. We believe that cash flows from operating activities and cash provided by El Paso's cash management program will be adequate to meet our short-term capital requirements for existing operations. Our cash flows for the years ended December 31 were as follows:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 209   $ 112
Cash flows from investing activities........................   (306)   (309)
Cash flows from financing activities........................     97     197

     In a series of credit rating agency actions in late 2002 and early 2003, and contemporaneously with the downgrades of the senior unsecured indebtedness of our parent company, El Paso, our senior unsecured indebtedness was downgraded to below investment grade and is currently rated B1 by Moody's and B+ by Standard & Poor's with a negative outlook from both agencies. These downgrades will increase our cost of capital, collateral requirements and could impede our access to capital markets in the future.

     As a result of the downgrade of El Paso's credit rating to below investment grade, cash generated within our Bear Creek investment can be used only for purposes of redeeming the preferred interests of an El Paso financing arrangement, referred to as Trinity River, that our investment collateralizes and for its internal cash needs. Until the preferred interests were redeemed in full, we were not able to receive any cash distributions from our ownership in Bear Creek. In March 2003, El Paso entered into a $1.2 billion two-year term loan and the proceeds were used to retire the outstanding balance under the Trinity River financing agreement.

     In August 2002, the FERC issued a notice of proposed rulemaking requiring, among other things, that FERC regulated entities participating in cash management arrangements with non-FERC regulated parents maintain a minimum proprietary capital balance of 30 percent, and that the FERC regulated entity and its parent maintain investment grade credit ratings, as a condition to participating in the cash management program. If this proposal is adopted, the cash management program with El Paso would terminate, which could affect our liquidity. We cannot predict the outcome of this proposal at this time.

CAPITAL EXPENDITURES

     Our capital expenditures during the periods indicated are listed below:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                               -------------
                                                               2002    2001
                                                               -----   -----
                                                               (IN MILLIONS)
Maintenance.................................................   $ 68    $ 52
Expansion/Other.............................................    175     116
                                                               ----    ----
     Total..................................................   $243    $168
                                                               ====    ====

     Under our current plan, we expect to spend between approximately $60 million and $70 million in each of the next three years for capital expenditures to maintain the integrity of our pipeline and ensure the reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between $120 million and $200 million in each of the next three years to expand the capacity and services of our system for long-term contracts. We expect to fund our maintenance and expansion capital expenditures through internally generated funds and by retaining a portion of the proceeds from a 2003 debt offering discussed below.

DEBT

     The following table shows our total long-term debt as of December 31, 2002 (in millions):

  6.70% Notes due 2007......................................  $100
  6.125% Notes due 2008.....................................   100
  7.35% Notes due 2031......................................   300
  8.0% Notes due 2032.......................................   300
                                                              ----
                                                               800
  Less: Unamortized discount................................     2
                                                              ----
  Long-term debt, less current maturities...................  $798
                                                              ====

                                 RECENT EVENTS

     In March 2003, we issued an additional $400 million of senior unsecured notes with an annual interest rate of 8.875%. The net proceeds of $385 million were used to pay a $290 million dividend to our parent company and $95 million was retained for future capital expenditures. Annually, we expect the offering to increase our interest expense by approximately $36 million. We also declared a $310 million dividend of affiliated receivables from El Paso.

     On February 26, 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of our issuance of these notes. The letter requested that El Paso explain how it intended to use the proceeds from the offering and if the notes will be included in our capital structure for ratemaking purposes. The response to the letter was filed on March 12, 2003 and we fully responded to the request.

     Contemporaneously with our issuance of the notes, El Paso contributed its 50 percent interest in Citrus Corp. to us. Citrus is a Delaware corporation that operates an interstate natural gas pipeline, engages in the sale of natural gas primarily in Florida and provides construction, operation, maintenance and financial services. During the two years ended December 31, 2002, and 2001, equity in the earnings of Citrus were $43 million and $41 million. No cash distributions were paid by Citrus during this period; however, Citrus has been expanding its system and using available cash for this purpose.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.

            NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     As of December 31, 2002, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Below is a discussion of the more significant standards that could impact us.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

ACCOUNTING FOR GUARANTEES

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires that companies record a liability for all guarantees issued after January 31, 2003, including financial, performance, and fair value guarantees. This liability is recorded at its fair value upon issuance, and does not affect any existing guarantees issued before December 31, 2002. While we do not believe there will be any initial impact of adopting this standard, it will impact any guarantees we issue in the future.

    RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate," and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission (SEC) from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

                         RISKS RELATED TO OUR BUSINESS

OUR SUCCESS DEPENDS ON FACTORS BEYOND OUR CONTROL.

     Our business is the transportation and storage of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties, and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current transmission and storage volumes and rates, to renegotiate existing contracts as they expire, or to remarket unsubscribed capacity:

     - future weather conditions, including those that favor alternative energy sources;

     - price competition;

     - drilling activity and supply availability;

     - expiration and/or turn back of significant contracts;

     - service area competition;

     - changes in regulation and actions of regulatory bodies;

     - credit risk of customer base;

     - increased cost of capital; and

     - natural gas and liquids prices.

THE REVENUES OF OUR PIPELINE BUSINESSES ARE GENERATED UNDER CONTRACTS THAT MUST BE RENEGOTIATED PERIODICALLY.

     Our revenues are generated under transportation contracts which expire periodically and must be renegotiated and extended or replaced. Although we actively pursue the renegotiation, extension and/or replacement of these contracts, we cannot assure you that we will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. Currently, our firm transportation capacity is fully subscribed through mid-2005 in our largest market areas, but could be renegotiated at rates below current rates upon the expiration of these contracts. For a further discussion of these matters, see Part I, Business -- Markets and Competition.

     In particular, our ability to extend and/or replace transportation contracts could be adversely affected by factors we cannot control, including:

     - the proposed construction by other companies of additional pipeline capacity in markets served by us;

     - changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

     - reduced demand and market conditions;

     - the availability of alternative energy sources or gas supply points; and

     - regulatory actions.

     If we are unable to renew, extend or replace these contracts or if we renew them on less favorable terms, we may suffer a material reduction in our revenues and earnings.

WE FACE COMPETITION THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     Our competitors include other major pipeline companies, as well as participants in other industries supplying and transporting alternative fuels to industrial, commercial and individual consumers. If we are unable to compete with services offered by other energy enterprises, our future profitability may be negatively impacted.

FLUCTUATIONS IN ENERGY COMMODITY PRICES COULD ADVERSELY AFFECT OUR BUSINESS.

     Revenues generated by our contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in loss of load from our customers, such as power companies not dispatching gas fired power plants, industrial plant shut down or load loss to competitive fuels and local distribution companies' loss of customer base due to conversion from natural gas. The success of our operations is subject to continued development of additional oil and natural gas reserves in the vicinity of our facilities and our ability to access additional suppliers from interconnecting pipelines, primarily in the Gulf of Mexico, to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission or storage on our system. Fluctuations in energy prices are caused by a number of factors, including:

     - regional, domestic and international supply and demand;

     - availability and adequacy of transportation facilities;

     - energy legislation;

     - federal and state taxes, if any, on the transportation of natural gas;

     - abundance of supplies of alternative energy sources; and

     - political unrest among oil-producing countries.

THE AGENCIES THAT REGULATE US AND OUR CUSTOMERS AFFECT OUR PROFITABILITY.

     Our pipeline businesses are regulated by the FERC, the U.S. Department of Transportation, and various state and local regulatory agencies. Regulatory actions taken by those agencies have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services. If our tariff rates were reduced in a future rate proceeding, if our volume of business under our currently permitted rates was decreased significantly or if we were required to substantially discount the rates for our services because of competition, our profitability and liquidity could be reduced.

     Further, state agencies that regulate our local distribution company customers could impose requirements that could impact demand for our services.

COSTS OF ENVIRONMENTAL LIABILITIES, REGULATIONS AND LITIGATION COULD EXCEED OUR ESTIMATES.

     Our operations are subject to various environmental laws and regulations. These laws and regulations obligate us to install and maintain pollution controls and to clean up various sites at which regulated materials may have been disposed of or released. We are also party to legal proceedings involving environmental matters pending in various courts and agencies.

     It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

     - the uncertainties in estimating clean up costs;

     - the discovery of new sites or information;

     - the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

     - the nature of environmental laws and regulations; and

     - the possible introduction of future environmental laws and regulations.

     Although we believe we have established appropriate reserves for liabilities, including clean up costs, we could be required to set aside additional reserves in the future due to these uncertainties. For additional information, see Part II, Item 8, Financial Statements and Supplementary Data,
Note 7.

OUR OPERATIONS ARE SUBJECT TO OPERATIONAL HAZARDS AND UNINSURED RISKS.

     Our operations are subject to the inherent risks normally associated with those operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires and adverse weather conditions, and other hazards, each of which could result in damage to or destruction of our facilities or damages to persons and property. In addition, our operations face possible risks associated with acts of aggression on our assets. If any of these events were to occur, we could suffer substantial losses.

     While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.

THREE CUSTOMERS CONTRACT FOR A MAJORITY OF OUR FIRM TRANSPORTATION CAPACITY.

     For 2002, contracts with Atlanta Gas Light, Alabama Gas Corporation and Scana Resources represented approximately 30%, 15% and 10% of our firm transportation capacity. For additional information, see Part I, Item 1, Business -- Markets and Competition and Part II, Item 8, Financial Statements and Supplementary Data, Note 10. The loss of one of these customers or a decline in its credit-worthiness could adversely affect our results of operations, financial position and cash flow.

EL PASO MERCHANT ENERGY, AN EL PASO SUBSIDIARY, HAS CONTRACTED FOR ALL EXISTING FIRM CAPACITY AT THE ELBA ISLAND TERMINAL OWNED AND OPERATED BY SOUTHERN LNG.

     All of Southern LNG's existing firm capacity at its Elba Island terminal has been contracted through November 2023 by an affiliate, El Paso Merchant Energy (EPME). El Paso has announced its intention to exit non-core businesses such as the LNG business now operated by EPME. Should El Paso be unsuccessful in its efforts to sell EPME or its assets to a creditworthy third party or should El Paso or EPME become subject to bankruptcy or reorganization proceedings, Southern LNG could suffer a diminution or loss of revenues from EPME for firm terminalling capacity held by EPME under long-term contract at its Elba Island terminal.

TERRORIST ATTACKS AIMED AT OUR FACILITIES COULD ADVERSELY AFFECT OUR BUSINESS.

     On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scale. Since the September 11th attacks, the U.S. government has issued warnings that energy assets, including our nation's pipeline infrastructure, may be a future target of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business.

                 RISKS RELATED TO OUR AFFILIATION WITH EL PASO

     El Paso files reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not incorporated by reference herein.

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The outstanding senior unsecured indebtedness of El Paso has been downgraded to below investment grade, currently rated Caa1 by Moody's and B by Standard & Poor's (with a negative outlook at both agencies), which in turn resulted in a similar downgrading of our outstanding senior unsecured indebtedness to B1 by Moody's and B+ by Standard & Poor's (with a negative outlook at both agencies). These downgrades will increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of these recent downgrades, El Paso has realized substantial demands on its liquidity, which demands have included:

     - application of cash required to be withheld from El Paso's cash management program in order to redeem preferred membership interests at one of El Paso's minority interest financing structures; and

     - cash collateral or margin requirements associated with contractual commitments of El Paso subsidiaries.

These downgrades may subject El Paso to additional liquidity demands in the future. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     In order to meet its short term liquidity needs, El Paso has embarked on its 2003 Operational and Financial Plan that contemplates drawing all or part of its availability under its existing bank facilities and consummating significant asset sales. In addition, El Paso may take additional steps, such as entering into other financing activities, renegotiating its credit facilities and further reducing capital expenditures, which should provide additional liquidity. There can be no assurance that these actions will be consummated on favorable terms, if at all, or even if consummated, that such actions will be successful in satisfying El Paso's liquidity needs. In the event that El Paso's liquidity needs are not satisfied, El Paso could be forced to seek protection from its creditors in bankruptcy. Such a development could materially adversely affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of December 31, 2002, we have net receivables of approximately $421 million from El Paso and its affiliates. El Paso provides cash management and other corporate services for us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of those matters, see
Part II, Item 8, Financial Statements and Supplementary Data, Note 12.

WE COULD BE SUBSTANTIVELY CONSOLIDATED WITH EL PASO IF EL PASO WERE FORCED TO SEEK PROTECTION FROM ITS CREDITORS IN BANKRUPTCY.

     If El Paso were the subject of voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities and to consolidate and pool the entities' assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, we cannot assure you that El Paso and/or its other subsidiaries or their respective creditors would not attempt to advance such claims in a bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to substantively consolidate us with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and liquidity.

ONGOING LITIGATION AND INVESTIGATIONS REGARDING EL PASO COULD SIGNIFICANTLY ADVERSELY AFFECT OUR BUSINESS.

     On March 20, 2003, El Paso entered into an agreement in principle (the Western Energy Settlement) with various public and private claimants, including the states of California, Washington, Oregon, and Nevada, to resolve the principal litigation, claims, and regulatory proceedings against El Paso and its subsidiaries relating to the sale or delivery of natural gas and electricity from September 1996 to the date of the Western Energy Settlement. A more detailed description of the Western Energy Settlement can be found in El Paso's reports filed with the SEC. If El Paso is unable to negotiate definitive settlement agreements, or if the settlement is not approved by the courts or the FERC, the proceedings and litigation will continue.

     Since July 2002, twelve purported shareholder class action suits alleging violations of federal securities laws have been filed against El Paso and several of its officers. Eleven of these suits are now consolidated in federal court in Houston before a single judge. The suits generally challenge the accuracy or completeness of press releases and other public statements made during 2001 and 2002. The twelfth shareholder class action lawsuit was filed in federal court in New York City in October 2002 challenging the accuracy or completeness of El Paso's February 27, 2002 prospectus for an equity offering that was completed on June 21, 2002. It has since been dismissed, in light of similar claims being asserted in the consolidated suits in Houston. Four shareholder derivative actions have also been filed. One shareholder derivative lawsuit was filed in federal court in Houston in August 2002. This derivative action generally alleges the same claims as those made in the shareholder class action, has been consolidated with the shareholder class actions pending in Houston and has been stayed. A second shareholder derivative lawsuit was filed in Delaware State Court in October 2002 and generally alleges the same claims as those made in the consolidated shareholder class action lawsuit. A third shareholder derivative suit was filed in state court in Houston in March 2002, and a fourth shareholder derivative suit was filed in state court in Houston in November 2002. The third and fourth shareholder derivative suits both generally allege that manipulation of California gas supply and gas prices exposed El Paso to claims of antitrust conspiracy, FERC penalties and erosion of share value. At this time, El Paso has not been formally served with this lawsuit. At this time, El Paso's legal exposure related to these lawsuits and claims is not determinable.

     Another action was filed against El Paso in December 2002, on behalf of participants in El Paso's 401(k) plan.

     If El Paso does not prevail in these cases (or any of the other litigation, administrative or regulatory matters disclosed in El Paso's 2002 Form 10-K to which El Paso is, or may be, a party), and if the remedy adopted in these cases substantially impairs El Paso's financial posture, the long-term adverse impact on El Paso's credit rating, liquidity and its ability to raise capital to meet its ongoing and future investing and financing needs could be substantial. Such a negative impact on El Paso could have a material adverse effect on us as well.

THE PROXY CONTEST INITIATED BY SELIM ZILKHA TO REPLACE EL PASO'S BOARD OF DIRECTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     On February 18, 2003, Selim Zilkha, a stockholder of El Paso, announced his intention to initiate a proxy solicitation to replace El Paso's entire board of directors with his own nominees, and on March 11, 2003, Mr. Zilkha filed his preliminary proxy statement to that effect with the SEC. This proxy contest may be highly disruptive and may negatively impact El Paso's ability to achieve the stated objectives of its 2003 Operational and Financial Plan. In addition, El Paso may have difficulty attracting and retaining key personnel until such proxy contest is resolved. Therefore, this proxy contest, whether or not successful, could have a material adverse effect on El Paso's liquidity and financial condition, which, in turn, could adversely affect our liquidity and financial position.

WE ARE A WHOLLY OWNED SUBSIDIARY OF EL PASO.

     El Paso has substantial control over:

     - our payment of dividends;

     - decisions on our financings and our capital raising activities;

     - mergers or other business combinations;

     - our acquisitions or dispositions of assets; and

     - our participation in El Paso's cash management program.

     El Paso may exercise such control in its interests and not necessarily in the interests of us or the holders of our long-term debt.

                      RISKS RELATED TO OUR LONG-TERM DEBT

OUR SUBSTANTIAL LONG-TERM DEBT COULD IMPAIR OUR FINANCIAL CONDITION AND OUR ABILITY TO FULFILL OUR DEBT OBLIGATIONS.

     We have substantial long-term debt. As of March 5, 2003, we had total long-term debt of approximately $1.2 billion, all of which was senior unsecured long-term indebtedness.

     Our substantial long-term debt could have important consequences. For example, it could:

     - make it more difficult for us to satisfy our obligations with respect to our long-term debt, which could in turn result in an event of default on any or all of such long-term debt;

     - impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

     - diminish our ability to withstand a downturn in our business or the economy generally;

     - require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

     - place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

     If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our long-term debt, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

     Covenants applicable to our long-term debt will allow us to incur significant amounts of additional indebtedness. Our incurrence of significant additional indebtedness would exacerbate the negative consequences mentioned above, and could adversely affect our ability to repay our long-term debt.

OUR LONG-TERM DEBT IS SUBJECT TO CROSS-ACCELERATION PROVISIONS.

     It is an event of default in the indentures governing our long-term debt if we fail to pay principal or interest on any of our indebtedness with an outstanding principal amount that exceeds a specified threshold (which in the provisions applicable to the notes we issued in March 2003 is set at $25 million and in the provisions applicable to our other long-term debt is set at $10 million), and such indebtedness could be accelerated as a result of such missed payment, or if we otherwise default in compliance with the terms of any such indebtedness, and the default results in acceleration of such indebtedness. If this were to occur, all of our long-term debt would be subject to possible acceleration, and we may not be able to repay all such long-term debt upon such acceleration.

OUR LONG-TERM DEBT IS EFFECTIVELY SUBORDINATED TO LIABILITIES AND INDEBTEDNESS OF OUR SUBSIDIARIES.

     Our long-term debt is not guaranteed by our subsidiaries and our subsidiaries are not prohibited under our indentures from incurring additional indebtedness. As a result, holders of our long-term debt will be effectively subordinated to claims of third party creditors, including holders of indebtedness, of these subsidiaries. Claims of those other creditors, including trade creditors, secured creditors, governmental authorities, and holders of indebtedness or guarantees issued by the subsidiaries, will generally have priority as to the assets of the subsidiaries over claims by the holders of our long-term debt. As a result, rights of payment of holders of our indebtedness, including the holders of our long-term debt, will be effectively subordinated to all those claims of creditors of our subsidiaries.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average interest rates of our interest bearing securities, by expected maturity dates, and the fair value of those securities. As of December 31, 2002, the fair values of our fixed rate long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

                                                       DECEMBER 31, 2002                      DECEMBER 31, 2001
                                    -------------------------------------------------------   ------------------
                                     EXPECTED FISCAL YEAR OF MATURITY OF CARRYING AMOUNTS
                                    -------------------------------------------------------
                                                                                     FAIR     CARRYING     FAIR
                                     2003-2006     2007     THEREAFTER     TOTAL     VALUE    AMOUNTS      VALUE
                                    -----------   ------   ------------   -------   -------   --------     -----
                                                                   (IN MILLIONS)
LIABILITIES:
  Long-term debt, including
     current portion -- fixed
     rate.........................     $  --       $100        $698         $798      $696      $699       $681
       Average interest rate......                  6.8%        8.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SOUTHERN NATURAL GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Operating revenues..........................................   $429     $402     $404
                                                               ----     ----     ----
Operating expenses
  Operation and maintenance.................................    161      163      178
  Depreciation, depletion and amortization..................     45       42       33
  Taxes, other than income taxes............................     20       19       20
                                                               ----     ----     ----
                                                                226      224      231
                                                               ----     ----     ----
Operating income............................................    203      178      173
Earnings from unconsolidated affiliates.....................     12       14       15
Allowance for funds used during construction................      7        7        2
Net gain on the sale of assets..............................     --        1        5
Other income................................................      1        2       --
Other expense...............................................     --       --       (2)
Interest and debt expense...................................    (57)     (48)     (38)
Affiliated interest income..................................      8       17        9
                                                               ----     ----     ----
Income before income taxes and extraordinary items..........    174      171      164
Income taxes................................................     65       64       64
                                                               ----     ----     ----
Income before extraordinary items...........................    109      107      100
Extraordinary items, net of income tax......................     --       --       12
                                                               ----     ----     ----
Net income..................................................   $109     $107     $112
                                                               ====     ====     ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002       2001
                                                              ------     ------
                                    ASSETS

Current assets
  Cash and cash equivalents.................................  $   --     $   --
  Accounts and notes receivable
    Customer, net of allowance of $3 in both 2002 and
     2001...................................................      71         58
    Affiliates..............................................      61        372
    Other...................................................       3         13
  Materials and supplies....................................      14         13
  Other.....................................................      10         --
                                                              ------     ------
         Total current assets...............................     159        456
                                                              ------     ------
Property, plant and equipment, at cost......................   2,846      2,642
  Less accumulated depreciation, depletion and
    amortization............................................   1,319      1,304
                                                              ------     ------
         Total property, plant and equipment, net...........   1,527      1,338
                                                              ------     ------
Other assets
  Investments in unconsolidated affiliates..................     128        116
  Note receivable from affiliate............................     369         --
  Regulatory assets.........................................      34         43
  Other.....................................................       7         11
                                                              ------     ------
                                                                 538        170
                                                              ------     ------
         Total assets.......................................  $2,224     $1,964
                                                              ======     ======

                     LIABILITIES AND STOCKHOLDER'S EQUITY


Current liabilities
  Accounts payable
    Trade...................................................  $   36     $   37
    Affiliates..............................................       9          7
    Other...................................................       1          3
  Current maturities of long-term debt......................      --        200
  Taxes payable.............................................      49         48
  Accrued interest..........................................      20         28
  Deposits on transportation contracts......................      13          1
  Other.....................................................       4         --
                                                              ------     ------
         Total current liabilities..........................     132        324
                                                              ------     ------
Long-term debt, less current maturities.....................     798        499
                                                              ------     ------
Other liabilities
  Deferred income taxes.....................................     221        169
  Other.....................................................      36         45
                                                              ------     ------
                                                                 257        214
                                                              ------     ------

Commitments and contingencies

Stockholder's equity
  Common stock, par value $1 per share; authorized and
    issued 1,000 shares at December 31, 2002, and par value
    $3.75 per share; authorized and issued 1,000 shares at
    December 31, 2001.......................................      --         --
  Additional paid-in capital................................     106        105
  Retained earnings.........................................     931        822
                                                              ------     ------
         Total stockholder's equity.........................   1,037        927
                                                              ------     ------
         Total liabilities and stockholder's equity.........  $2,224     $1,964
                                                              ======     ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Cash flows from operating activities
  Net income................................................  $ 109    $ 107    $ 112
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     45       42       33
     Deferred income tax expense (benefit)..................     42       57       (4)
     Net gain on the sale of assets.........................     --       (1)      (5)
     Undistributed earnings of unconsolidated affiliates....    (12)     (14)     (15)
     Extraordinary items....................................     --       --      (21)
     Other non-cash income items............................      3       (7)      (2)
     Working capital changes, net of non-cash transactions
       Accounts and notes receivable........................     (1)      10       (9)
       Accounts payable.....................................     --       (4)       1
       Taxes payable........................................     (2)     (49)      76
       Other working capital changes
          Assets............................................     13      (26)      25
          Liabilities.......................................      6       --       (4)
     Non-working capital changes
       Assets...............................................      8       18       92
       Liabilities..........................................     (2)     (21)     (61)
                                                              -----    -----    -----
            Net cash provided by operating activities.......    209      112      218
                                                              -----    -----    -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (243)    (168)     (71)
  Proceeds from the sale of investments.....................     --        3      159
  Net proceeds (payments) on disposal of assets.............     (3)      10       71
  Net change in affiliated advances receivable..............    (59)    (163)    (208)
  Other.....................................................     (1)       9       --
                                                              -----    -----    -----
            Net cash used in investing activities...........   (306)    (309)     (49)
                                                              -----    -----    -----
Cash flows from financing activities
  Payments to retire long-term debt.........................   (200)    (100)      --
  Net proceeds from the issuance of long-term debt..........    297      297       --
  Net change in affiliated advances payable.................     --       --      (70)
  Dividends paid............................................     --       --     (100)
                                                              -----    -----    -----
            Net cash provided by (used in) financing
               activities...................................     97      197     (170)
                                                              -----    -----    -----
Decrease in cash and cash equivalents.......................     --       --       (1)
Cash and cash equivalents
  Beginning of period.......................................     --       --        1
                                                              -----    -----    -----
  End of period.............................................  $  --    $  --    $  --
                                                              =====    =====    =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                COMMON STOCK     ADDITIONAL                    TOTAL
                                               ---------------    PAID-IN      RETAINED    STOCKHOLDER'S
                                               SHARES   AMOUNT    CAPITAL      EARNINGS       EQUITY
                                               ------   ------   ----------    --------    -------------
January 1, 2000..............................  1,000     $--        $ 80        $ 703         $  783
  Net income.................................                                     112            112
  Allocated tax benefit of El Paso equity
     plans...................................                          3                           3
  Contribution from El Paso..................                         19                          19
  Cash dividend..............................                         --         (100)          (100)
                                               -----     ---        ----        -----         ------
December 31, 2000............................  1,000      --         102          715            817
  Net income.................................                                     107            107
  Allocated tax benefit of El Paso equity
     plans...................................                          3                           3
                                               -----     ---        ----        -----         ------
December 31, 2001............................  1,000      --         105          822            927
  Net income.................................                                     109            109
  Allocated tax benefit of El Paso equity
     plans...................................                          1                           1
                                               -----     ---        ----        -----         ------
December 31, 2002............................  1,000     $--        $106        $ 931         $1,037
                                               =====     ===        ====        =====         ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholder's equity.

  Principles of Consolidation

     We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. Where we can exert significant influence over, but do not control, those policies and decisions, we apply the equity method of accounting. We use the cost method of accounting where we are unable to exert significant influence over the entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment of the extent of our control or influence and that of the other equity owners or participants of the entity.

  Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

  Accounting for Regulated Operations

     Our natural gas system, storage and terminalling operations are subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we apply the provisions of SFAS No. 71 Accounting for the Effects of Certain Types of Regulation to these businesses. Accounting requirements for regulated businesses can differ from the accounting requirements for non-regulated businesses. Transactions that have been recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits and other costs and taxes included in, or expected to be included in, future rates.

     Our application of SFAS No. 71 is based on the current regulatory environment and our current tariff rates. Future regulatory developments, rate cases and market conditions could impact our continued application of these guidelines. We will continue to evaluate the application of the accounting principles under SFAS No. 71 based on on-going changes in the regulatory and economic environment. Things that may influence our assessment are:

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

  Natural Gas Imbalances

     Natural gas imbalances generally occur when the actual amount of natural gas received on a customer's contract at the supply point differs from the actual amount of natural gas delivered under the customer's transportation contract at the delivery point. We value imbalances due to or from shippers at specified index prices set forth in our tariff based on the production month in which the imbalances occur. Customer imbalances are aggregated and netted (by customer) on a monthly basis, and settled in cash, subject to the terms of our tariff. For differences in value between the amounts we pay or receive for the purchase or sale of gas used to resolve shipper imbalances over the course of a year, we have the right under our tariff to recover applicable losses through a storage cost reconciliation charge. This charge is applied to all volumes transported on our system. We are obligated annually to true-up any losses or gains obtained during the course of each year in calculating the following years' storage cost reconciliation charge.

     Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, we classify all imbalances as current.

  Property, Plant and Equipment

     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. We capitalize direct costs, such as labor and materials and indirect costs, such as overhead, interest and an equity return component for our regulated businesses as allowed by the FERC. We capitalize the major units of property replacements or improvements and expense minor items.

     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and other characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from one to 20 percent. Using these rates, the remaining depreciable lives of these assets range from one to 57 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation and storage service rates.

     When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost to remove, sell or dispose, less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in income. On non-regulated property, plant and equipment, we record a gain or loss in income for the difference between the net book value relative to proceeds received, if any, when the asset is sold or retired.

     At December 31, 2002 and 2001, we had approximately $126 million and $71 million of construction work in progress included in our property, plant and equipment.

     As a FERC-regulated company, we capitalize a carrying cost (an allowance for funds used during construction) on funds invested in our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Debt amounts capitalized during the years ended December 31, 2002, 2001 and 2000, were $2 million, $2 million and $1 million. These amounts are included as an offset to interest expense in our income statement. The equity portion is calculated using the most recent FERC approved equity rate of return. Equity amounts capitalized during the years ended December 31, 2002, 2001 and 2000 were $5 million, $5 million and $2 million (exclusive of any tax related impacts). These amounts are included as other non-operating income on our income statement. Capitalized carrying costs for debt and equity are reflected as an increase in the cost of the asset on our balance sheet.

  Asset Impairments

     We apply the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to account for asset impairments. Under this standard, we evaluate an asset for impairment when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. At the time we decide to exit an activity or sell a long-lived asset or group of assets, we adjust the carrying value of those assets downward, if necessary, to the estimated sales price, less costs to sell. We also classify these assets as either held for sale or as discontinued operations, depending on whether they have independently determinable cash flows.

  Revenue Recognition

     Our revenues are generated from transportation and storage services and sales under natural gas sales contracts. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period. For interruptible or volumetric based transportation services, we recognize revenues when we complete the delivery of natural gas to the agreed upon delivery point and, for storage services, when gas is injected or withdrawn from the storage facility. Finally, on natural gas sales contracts, we recognize revenues when we physically deliver gas to an agreed upon delivery point. Revenues in all services are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. We are subject to FERC regulations and, as a result, a portion of revenues we collect may possibly be refunded in a final order of a pending rate proceeding or as a result of a rate settlement.

  Environmental Costs and Other Contingencies

     We record liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. We recognize a current period expense for the liability when the clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period, except in instances where separate agreements or legal and regulatory guidelines dictate otherwise. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into account the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, rate recovery, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

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

  Income Taxes

     We report current income taxes based on our taxable income and we provide for deferred income taxes to reflect estimated future tax payments or receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

     El Paso maintains a tax accrual policy to record both regular and alternative minimum taxes for companies included in its consolidated federal income tax return. The policy provides, among other things, that (i) each company in a taxable income position will accrue a current expense equivalent to its federal income tax, and (ii) each company in a tax loss position will accrue a benefit to the extent its deductions, including general business credits, can be utilized in the consolidated return. El Paso pays all federal income taxes directly to the IRS and, under a separate tax billing agreement, El Paso may bill or refund its subsidiaries for their portion of these income tax payments.

  New Accounting Pronouncements Issued But Not Yet Adopted

     As of December 31, 2002, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Below is a discussion of the more significant standards that could impact us.

     Accounting for Costs Associated with Exit or Disposal Activities. In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

     Accounting for Guarantees. In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires that companies record a liability for all guarantees issued after January 31, 2003, including financial, performance, and fair value guarantees. This liability is recorded at its fair value upon issuance, and does not affect any existing guarantees issued before December 31, 2002. While we do not believe there will be any initial impact of adopting this standard, it will impact any guarantees we issue in the future.

2. INCOME TAXES

     The following table reflects the components of income tax expense included in income before extraordinary items for each of the three years ended December 31:

                                                              2002     2001     2000
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Current
  Federal...................................................  $20      $ 9      $37
  State.....................................................    3       (2)       5
                                                              ---      ---      ---
                                                               23        7       42
                                                              ---      ---      ---
Deferred
  Federal...................................................   39       50       18
  State.....................................................    3        7        4
                                                              ---      ---      ---
                                                               42       57       22
                                                              ---      ---      ---
          Total income tax expense..........................  $65      $64      $64
                                                              ===      ===      ===

     Our income tax expense included in income before extraordinary items differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

                                                              2002     2001     2000
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Income tax expense at the statutory federal rate of 35%.....  $61      $60      $57
Items creating rate differences:
  State income tax, net of federal income tax benefit.......    4        3        6
  Other.....................................................   --        1        1
                                                              ---      ---      ---
Income tax expense..........................................  $65      $64      $64
                                                              ===      ===      ===
Effective tax rate..........................................   37%      37%      39%
                                                              ===      ===      ===

     The following are the components of our net deferred tax liability as of December 31:

                                                              2002     2001
                                                              ----     ----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant and equipment.............................  $217     $176
  Regulatory Assets.........................................    21       21
  Materials and supplies....................................    11       11
  Other.....................................................    26       22
                                                              ----     ----
          Total deferred tax liability......................   275      230
                                                              ----     ----
Deferred tax assets
  Accrual for regulatory issues.............................    31       30
  Employee benefit and deferred compensation obligations....    18       14
  U.S. net operating loss and tax credit carryovers.........     7        7
  Other.....................................................     7       13
  Valuation allowance.......................................    (1)      (2)
                                                              ----     ----
          Total deferred tax asset..........................    62       62
                                                              ----     ----
Net deferred tax liability..................................  $213     $168
                                                              ====     ====

     Under El Paso's tax accrual policy, we are allocated the tax benefit associated with our employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $1 million in 2002 and by $3 million in 2001 and 2000. These benefits are included in additional paid-in capital in our balance sheet.

     As of December 31, 2002, we had $1 million of general business credit carryovers, $1 million of charitable contribution carryovers and $16 million of net operating loss carryovers. The carryover period for the general business credits ends at various times from 2009 through 2017. The carryover period for the contribution carryover ends at various times from 2004 through 2005. The carryover period for the net operating loss ends as follows -- $14 million in 2018, $1 million in 2019 and $1 million in 2021. Usage of these carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations. We have recorded a valuation allowance to reserve for the deferred tax asset related to our general business credits.

3. EXTRAORDINARY ITEMS

     In March 2000, we sold Sea Robin Pipeline Company to comply with a Federal Trade Commission (FTC) order related to our former parent company's merger with El Paso. Net proceeds from this sale were $71 million and we recognized an extraordinary gain of $12 million, net of income taxes of $9 million. We treated this gain as an extraordinary item to be consistent with El Paso's presentation of this gain, since the El Paso merger with Sonat was accounted for as a pooling of interests. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. Net proceeds from this sale were $159 million and no material gain or loss was recognized.

4. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     As of December 31, 2002 and 2001, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                       2002                     2001
                                               ---------------------    ---------------------
                                               CARRYING                 CARRYING
                                                AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                               --------   ----------    --------   ----------
                                                               (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, including current
     maturities(1)...........................    $798        $696         $699        $681

---------------

     (1) We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

5. REGULATORY ASSETS AND LIABILITIES

     Our non-current regulatory assets are included in regulatory assets, and non-current liabilities are included in non-current other liabilities. These balances are presented in our balance sheets on a gross basis. Below are the details of our regulatory assets and liabilities at December 31:

                                                            DECEMBER 31,
                                                           ---------------          REMAINING
DESCRIPTION                                                2002       2001       RECOVERY PERIOD
-----------                                                ----       ----       ---------------
                                                            (IN MILLIONS)
Non-current regulatory assets
  Grossed-up deferred taxes on capitalized funds....       $32        $30            (1)
  Other(2)..........................................         2         13         6-10 years
                                                           ---        ---
     Total non-current regulatory assets............       $34        $43
                                                           ===        ===
Non-current regulatory liabilities
  Other.............................................       $ 2        $ 1            (2)
                                                           ===        ===

---------------
     (1) Amounts are recovered over the remaining depreciable lives of property, plant and equipment.

     (2) These amounts are not included in our rate base on which we earn a current return.

6. LONG-TERM DEBT

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
  7.85% Notes due 2002......................................  $ --    $100
  8.625% Notes due 2002.....................................    --     100
  6.70% Notes due 2007......................................   100     100
  6.125% Notes due 2008.....................................   100     100
  7.35% Notes due 2031......................................   300     300
  8.0% Notes due 2032.......................................   300      --
                                                              ----    ----
                                                               800     700
  Less: Unamortized discount................................     2       1
        Current maturities..................................    --     200
                                                              ----    ----
  Long-term debt, less current maturities...................  $798    $499
                                                              ====    ====

     Aggregate maturities of the principal amounts of long-term debt for the next 5 years and in total thereafter are as follows:

YEAR                                                          (IN MILLIONS)
----                                                          -------------
2003........................................................      $ --
2004........................................................        --
2005........................................................        --
2006........................................................        --
2007........................................................       100
Thereafter..................................................       700
                                                                  ----
          Total long-term debt, including current
           maturities.......................................      $800
                                                                  ====

     We have cross-acceleration provisions that, if triggered, could result in the acceleration of our long-term debt.

     In January 2002, we repaid $100 million of our 7.85% notes due 2002. In February 2002, we issued $300 million aggregate principal amount of 8.0% notes, due 2032. Proceeds were approximately $297 million, net of issuance costs. In May 2002, we repaid $100 million of our 8.625% notes due 2002.

     In March 2003, we issued $400 million of unsecured senior notes with an annual interest rate of 8.875%. The notes mature in 2010. Net proceeds were used to pay a cash dividend to our parent of approximately $290 million, while $95 million was retained for future capital expenditures.

  Other Financing Arrangement

     During 1999, El Paso formed Sabine Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities (collectively, these are referred to as the Trinity River financing arrangement), for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds from the financing transaction were collateralized by various assets of our parent, including our 50 percent ownership interest in Bear Creek.

     TSC, our affiliate, owns the remaining 50 percent interest in Bear Creek. Bear Creek has not made any cash dividend distributions since 1999. As a result of the downgrades of El Paso's credit rating below investment grade, Bear Creek's cash can be used only for purposes of redeeming the preferred membership interests that Sabine issued at the time it was formed, and for Bear Creek's operating needs. Accordingly, until the preferred membership interests were redeemed in full, we were not able to receive any cash distributions from our ownership interest in Bear Creek. Bear Creek's estimated operating cash flow for the year ended December 31, 2002, was $26 million. In March 2003, El Paso entered into a $1.2 billion two-year term loan and the proceeds were used to retire the outstanding balance under the Trinity River arrangement.

7. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss. Discovery is proceeding. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiff's motion for class certification has been argued and we are awaiting a ruling. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     Key. We were named as a defendant in Randall Key v. LAI Contractors, Inc., et al., filed in 2002 in the Jefferson County Circuit Court in Jefferson County, Alabama. The plaintiff, an employee of a contractor, suffered paralysis as a result of a coupling failure during a pipeline repressuration in May 2002. The plaintiff is seeking compensatory and punitive damages against us and two other defendants. We are pursuing contribution and indemnity from the contractor or its insurers. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of December 31, 2002, we had no accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2002, we had accrued approximately $4 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. Below is a reconciliation of our environmental remediation liabilities as of December 31, 2001 to our liabilities as of December 31, 2002 (in millions):

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Balance as of December 31, 2001.............................   $11     $14
Payments for remediation activities.........................    (7)     (3)
                                                               ---     ---
Balance as of December 31, 2002.............................   $ 4     $11
                                                               ===     ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $5 million in the aggregate for the years 2003 through 2007. These expenditures primarily relate to compliance with clean air regulations. For 2003, we estimate that our total remediation expenditures will be approximately $4 million, which primarily will be expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We are currently evaluating our potential share, if any, of the remediation costs.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the reserves are adequate.

  Rates and Regulatory Matters

     Order No. 637. In February 2000, the FERC issued Order No. 637. Order 637 impacts the way pipelines conduct their operational activities, including how they release capacity, segment capacity and manage imbalance services, operational flow orders and pipeline penalties. In July 2001, we filed a settlement addressing our compliance with Order No. 637 and we received an order on the settlement from the FERC in April 2002. The FERC approved our settlement, subject to modifications related to our capacity segmentation proposal, and rejected our proposed changes to our cash-out mechanism. In response, we sought a rehearing and have made another compliance filing. We cannot predict the outcome of the compliance filing or the request for rehearing.

     Elba Island. In March 2000, the FERC issued an order which authorized the recommissioning of our Elba Island LNG receiving terminal near Savannah, Georgia. In July 2001, the FERC issued a final order approving a modification of the sendout facilities at the terminal subject to several conditions. In October 2001, we received an initial cargo of LNG in order to test the facilities, and also applied to increase Elba Island's initial rates to reflect an increase in capital and expenses, primarily associated with expenditures mandated by the FERC. In November 2001, the FERC authorized us to commence service, but denied our request to amend the initial rates, indicating that the increase should be filed in a separate limited proceeding. In December 2001, we filed the limited proceeding with the FERC, and received an order accepting the new rates effective March 1, 2002, subject to refund. On October 10, 2002, the FERC approved a settlement that permits us to track certain dredging costs but otherwise preserves the filed rates that became effective on March 1, 2002. In January 2003, we filed to increase the dredging tracker. The FERC accepted this increase in an order issued February 26, 2003.

     Elba Island LNG Expansion. On May 31, 2002, we applied to expand the Elba Island LNG terminal based on an agreement for new firm terminalling service we entered into with Shell NA LNG in December 2001. This expansion adds a new marine slip, a fourth storage tank with a capacity of 3.3 Bcfe, and new pumps and vaporizers that increase the design sendout rate from 446 MMcf/d to 806 MMcf/d and the maximum sendout rate from 675 MMcf/d to 1,215 MMcf/d. On November 20, 2002, the FERC issued a Preliminary Determination on Nonenvironmental Issues authorizing the proposed expansion, subject to completion of a favorable environmental assessment. Marathon Oil Company filed a request for rehearing on December 18, 2002, which raised issues concerning the potential adverse impact of the proposed expansion on existing customers. This application and request for rehearing remain pending before the FERC.

     South System I Expansion. In May 2000, we applied to expand our pipeline system by 336 million cubic feet per day (MMcf/d), at an estimated cost of $146 million, to serve new power generation loads being sited adjacent to our south system. We received a certificate order from the FERC in March 2001. In July 2001, the FERC approved an amendment to the South System I Expansion, which reduced its cost slightly. The first phase of the new facilities was completed and placed in-service in June 2002. The Alabama Municipal Distributors Group and others filed appeals of the FERC's orders authorizing this project in the United States Court of Appeals for the D.C. Circuit; which dismissed the appeal for want of jurisdiction on December 17, 2002.

     South System II Expansion. In October 2001, we applied with the FERC to expand our south system by 360 MMcf/d at an estimated cost of $246 million, to serve existing, new and expanded gas-fired electric generation facilities. Two shippers requested a delay in the commencement of their services and one shipper requested to reduce service quantity. As a result, in April 2002, we filed an amendment to the certificate application to reflect these changes. On September 20, 2002, the FERC issued a certificate authorizing the project, as modified.

     On November 18, 2002, we filed a petition to amend the September 20 order to change the construction schedule to three phases and to provide for the joint ownership of the Port Wenworth meter station. On February 5, 2003, the FERC denied a request for rehearing of the September 20 order. On February 28, 2003, the FERC granted our requested amendment. Construction will now be completed in three phases for this expansion.

     Termination of Blanket Marketing Authority. Contemporaneously with our issuance of notes in March 2003, El Paso contributed its 50% interest in Citrus Corporation to us. Enron owns the other 50% interest. On March 26, 2003, the FERC issued an order directing Citrus Trading Corporation (CTC), a direct subsidiary of Citrus Corporation, to show cause, in a proceeding initiated by the order, why the FERC should not terminate CTC's blanket marketing certificates by which CTC is authorized to make sales for resale at negotiated rates in interstate commerce of natural gas subject to the Natural Gas Act of 1938.

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

     Negotiated Rate NOI.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that seeks comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into these transactions over the years, and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power, and other issues related to negotiated rate programs. On September 25, 2002, El Paso's pipelines and others filed comments. Reply comments were filed on October 25, 2002. At this time, we cannot predict the outcome of this NOI.

     Cash Management NOPR. On August 1, 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary and a non-FERC regulated parent must be in writing, and set forth the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposed that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent maintain investment grade credit ratings. On August 28, 2002, comments were filed. The FERC held a public conference on September 25, 2002 to discuss the issues raised in the comments. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued an Accounting Release, which was effective immediately. The Accounting Release provides guidance on how companies should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. However, it did not address the proposed requirements that the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent have investment grade credit ratings. Requests for rehearing were filed on August 30, 2002. The FERC has not yet acted on the rehearing requests.

     Emergency Reconstruction of Interstate Natural Gas Facilities NOPR. On January 17, 2003, FERC issued a NOPR proposing to (1) expand the scope of construction activities authorized under a pipeline's blanket certificate to allow replacement of mainline facilities; (2) authorize a pipeline to commence reconstruction of the affected system without a waiting period; and (3) authorize automatic approval of construction that would be above the normal cost ceiling. Comments on the NOPR were filed on February 27, 2003. At this time, we cannot predict the outcome of this rulemaking.

     Pipeline Safety Notice of Proposed Rulemaking. On January 28, 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. We intend to submit comments on the NOPR, which are due on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

     FERC Inquiry. On February 26, 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of its announcement of 2003 asset sales and plans for ANR

Pipeline Company (an El Paso subsidiary) and us to issue a combined $700 million of long-term notes. The letter requested that El Paso explain how it intended to use the proceeds from the issuance of the notes and if the notes will be included in the two regulated companies' capital structure for rate-setting purposes. Our response to the FERC was filed on March 12, 2003, and we fully responded to the request.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is also possible that the outcome of these matters could impair our debt rating and the credit rating of our parent. Further, for environmental matters it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

  Capital Commitments and Purchase Obligations

     At December 31, 2002, we had capital and investment commitments of $74 million primarily relating to our South System expansion and our North System expansion projects. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures. We have entered into unconditional purchase obligations for products and services totaling $67 million at December 31, 2002. Our annual obligations under these agreements are $18 million for 2003, $19 million for each of the years 2004 through 2005, $11 million for 2006 and $1 million in total thereafter.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. The majority of our total commitments on operating leases is the lease of the AmSouth Center located in Birmingham, Alabama. Our parent company guarantees all obligations under this lease agreement. Minimum future annual rental commitments at December 31, 2002, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2003.....................................................        $ 3
   2004.....................................................          3
   2005.....................................................          3
   2006.....................................................          1
   2007.....................................................         --
   Thereafter...............................................         --
                                                                    ---
          Total.............................................        $10
                                                                    ===

     Rental expense on our operating leases for each of the years ended December 31, 2002, 2001, and 2000 was $4 million, $5 million and $5 million.

8. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. Prior to January 1, 2000, Sonat Inc., our former parent company, maintained a pension plan for our employees. On January 1, 2000, following the merger with El Paso, the Sonat pension plan was merged into El Paso's cash balance plan. Our employees who were active participants in the Sonat pension plan on December 31, 1999 receive the greater of cash balance benefits under the El Paso plan or Sonat plan benefits accrued through December 31, 2004.

     El Paso also maintains a defined contribution plan covering its U.S. employees, including our employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with matching contributions being made to the plan's stock fund, which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for matching contributions to be invested in the same manner as that of participant contributions. Effective March 1, 2003, El Paso suspended the matching contribution. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates. See Note 12 for a summary of transactions with affiliates.

  Other Postretirement Benefits

     As a result of the early retirement incentive program we offered in connection with the October 1999 merger of Sonat and El Paso, we accrued costs associated with curtailment and special termination benefits. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso has reserved the right to change these benefits. Employees who retire on or after June 30, 2000, continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent these costs are recoverable through rates.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve months ended September 30:

                                                              2002     2001
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 83     $ 87
  Interest cost.............................................     6        7
  Participant contributions.................................     1        1
  Actuarial gain............................................    (4)      (7)
  Benefits paid.............................................    (5)      (5)
                                                              ----     ----
  Benefit obligation at end of period.......................  $ 81     $ 83
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $ 49     $ 59
  Actual return on plan assets..............................    (4)     (11)
  Employer contributions....................................     4        5
  Participant contributions.................................     1        1
  Benefits paid.............................................    (5)      (5)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 45     $ 49
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $(36)    $(34)
  Unrecognized actuarial loss...............................    12       10
                                                              ----     ----
  Net accrued benefit cost at December 31,..................  $(24)    $(24)
                                                              ====     ====

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2002    2001    2000
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Postretirement benefit costs for the plans includes the
  following components
  Interest cost.............................................  $ 6     $ 7     $ 7
  Expected return on plan assets............................   (2)     (3)     (2)
                                                              ---     ---     ---
  Net postretirement benefit cost...........................  $ 4     $ 4     $ 5
                                                              ===     ===     ===

Postretirement benefit obligations are based upon actuarial estimates as described below:

                                                              2002    2001
                                                              -----   -----
Weighted average assumptions
  Discount rate.............................................  6.75%   7.25%
  Expected return on plan assets............................  7.50%   7.50%

     Actuarial estimates for our postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 11.0 percent in 2002, then gradually decreasing to 5.5 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change in our assumed health care cost trends would have the following effects:

                                                              2002     2001
                                                              -----    ----
                                                              (IN MILLIONS)
One Percentage Point Increase
  Aggregate of Service Cost and Interest Cost...............  $ --     $ 1
  Accumulated Postretirement Benefit Obligation.............     7       8
One Percentage Point Decrease
  Aggregate of Service Cost and Interest Cost...............    --      (1)
  Accumulated Postretirement Benefit Obligation.............    (7)     (7)

9. COMMON STOCK

     On March 7, 2002, our Board of Directors approved and we filed an amended and restated certificate of incorporation changing our authorized shares of stock to 1,000 shares of common stock, with a par value of $1 per share. This action and the reclassification did not impact our total equity. As of December 31, 2001, we had 1,000 authorized and issued shares with a par value of $3.75 per share. In March 2003, we declared and paid a $600 million dividend, $310 million of which was a distribution of outstanding affiliated receivables and $290 million of which was cash.

10. TRANSACTIONS WITH MAJOR CUSTOMERS

     The following table shows revenues from major customers for each of the three years ended December 31:

                                                              2002     2001     2000
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Alabama Gas Corporation.....................................  $44      $44      $45
Atlanta Gas Light Company(1)(2).............................   29       29       30
Scana Resources, Inc.(2)....................................   62       60       62

---------------

     (1) In 2000, 2001 and 2002, Atlanta Gas Light Company did not represent more than 10 percent of our revenue.

     (2) A significant portion of revenues received from a subsidiary of Scana Resources, Inc. resulted from firm capacity released by Atlanta Gas Light Company under terms allowed by our tariff.

11. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for each of the three years ended December 31:

                                                              2002     2001     2000
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Interest paid...............................................  $54      $44      $39
Income tax payments.........................................   15       56        2

12. INVESTMENTS IN AND TRANSACTIONS WITH RELATED PARTIES

     We hold investments in various affiliates which are accounted for using the equity method of accounting. Our equity method investment consists of a 50 percent ownership interest in Bear Creek, a joint venture with TSC, our affiliate. Bear Creek owns and operates an underground natural gas storage facility located in Louisiana. The facility has a capacity of 50 Bcf of base gas and 58 Bcf of working storage. Bear Creek's working storage capacity is committed equally to the TGP system (an affiliated system), and our pipeline system under long-term contracts. Our investment in Bear Creek as of December 31, 2002 and 2001, was $128 million and $116 million. We recognized equity earnings of $12 million in 2002, $14 million in 2001 and $15 million in 2000. During 1999, our parent formed Sabine River Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds from the financing transaction were collateralized by assets of

El Paso, including our investment in Bear Creek. In March 2003, El Paso entered into a $1.2 billion two-year term loan and the proceeds were used to retire the outstanding amount of the financing transaction.

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowing from outside sources. Our continued participation in the program may be dependent on any final rule issued by the FERC in connection with its cash management notice of proposed rulemaking discussed in Note 7. We had advanced $430 million at December 31, 2002, at a market rate interest which was 1.5%. At December 31, 2001, we had advanced $371 million at a market rate of interest which was 2.1%. These receivables are due upon demand. As of December 31, 2002, we have classified $61 million as current and the remaining $369 million as non-current receivables from affiliates. In March 2003, we distributed a dividend of approximately $310 million of our outstanding affiliated receivables to our parent.

     At December 31, 2001, we had accounts receivable from related parties of $1 million. In addition, we had accounts payable to affiliates of $9 million at December 31, 2002, and $7 million at December 31, 2001. These balances arose in the normal course of business. We also received $10 million in deposits related to our Elba Island capacity contracts with an affiliate, El Paso Merchant Energy L.P. (EPME L.P.) which is included in our balance sheet as deposits on transportation contracts. These deposits were required as a result of the credit rating downgrades of El Paso.

     During 2001 and 2000, some of our natural gas sales were to EPME L.P. and we recognized revenues of $43 million and $28 million. In 2002, we recognized natural gas sales revenue from EPME L.P. of $2 million. In addition, during 2002, EPME L.P. subscribed to all the available capacity at our Elba Island LNG facility under a contract that extends to 2023. In 2002, we recognized revenue of $32 million related to this contract. During 2002, 2001 and 2000, we transported gas for EPME L.P. and recognized transportation revenue of $4 million, $7 million and $16 million. We settled gas imbalance costs with EPME L.P. for the years ended 2002, and 2001 for $2 million and $6 million and a gain of $5 million in 2000. These amounts are recorded in operation and maintenance expense. These activities were entered into in the normal course of our business and are based on the same terms as non-affiliates.

     El Paso allocates a portion of their general and administrative expenses to us. The allocation of expenses is based upon the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. For the years ended December 31, 2002, 2001 and 2000 the annual charges were $41 million, $39 million and $50 million. Beginning in 2001, TGP allocated payroll and other expenses associated with shared pipeline services to us. The allocated expenses are based on the estimated level of staff and their expenses to provide the services. For the years ended December 2002 and 2001, the annual charges in each year were $5 million. We believe that the allocation methods are reasonable.

     The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

                                                              2002     2001     2000
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Revenues from affiliates....................................  $38      $50      $44
Operation and maintenance expense from affiliates...........   48       51       44

13. CONTRIBUTION OF CITRUS INVESTMENT (UNAUDITED)

     In March 2003, we issued $400 million 8.875% senior unsecured notes due 2010. Contemporaneously with this issuance, El Paso contributed to us all of its 50 percent interest in Citrus Corp., a Delaware corporation. Since the investment and our equity is owned by El Paso, the contribution of the investment will be accounted for as a transfer between entities under common control. As a result, we will be required to record this investment in Citrus at El Paso's historical carrying value at the date of transfer and as though we had always owned it.

     The following table presents the impact of the transfer as if the contribution had been reflected in our historical financial statements. During 2002, 2001 and 2000, the contribution would not have impacted our reported revenues or extraordinary items. However, for 2002, we would have recorded $57 million for a cumulative effect of an accounting change.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2002      2001      2000
                                                              -----     -----     -----
                                                                    (IN MILLIONS)
Net income
  SNG.......................................................  $109      $107      $112
  Citrus....................................................    78        38        47
                                                              ----      ----      ----
  Combined..................................................  $187      $145      $159
                                                              ====      ====      ====

14. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below:

                                                     QUARTERS ENDED
                                     -----------------------------------------------
                                     DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31   TOTAL
                                     -----------   ------------   -------   --------   -----
                                                          (IN MILLIONS)
2002
  Operating revenues...............     $ 125          $101        $100       $103     $429
  Operating income.................        64            44          45         50      203
  Income before extraordinary
     items.........................        36            22          24         27      109
  Net income.......................        36            22          24         27      109
2001
  Operating revenues...............     $ 108          $ 89        $ 94       $111     $402
  Operating income.................        54            37          38         49      178
  Income before extraordinary
     items.........................        34            20          23         30      107
  Net income.......................        34            20          23         30      107

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Southern Natural Gas Company:

     In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company and its subsidiaries ("the Company") at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
March 25, 2003

                                       39.1

                                  SCHEDULE II

                          SOUTHERN NATURAL GAS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                           BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE
                                           BEGINNING     COSTS AND      OTHER                     AT END
               DESCRIPTION                 OF PERIOD      EXPENSES     ACCOUNTS     DEDUCTIONS   OF PERIOD
               -----------                 ----------    ----------   ----------    ----------   ---------
2002
  Allowance for doubtful accounts........     $ 3           $--          $--           $--          $ 3
  Environmental reserves.................      11            --           --            (7)(1)        4
2001
  Allowance for doubtful accounts........     $ 3           $--          $--           $--          $ 3
  Environmental reserves.................      14            --           --            (3)          11
2000
  Allowance for doubtful accounts........     $ 2           $ 2          $(1)          $--          $ 3
  Environmental reserves.................      15            --           --            (1)          14

---------------

(1) Payments made for environmental remediation.

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

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this annual report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

     Definition of Disclosure Controls and Internal Controls. Disclosure Controls are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. Southern Natural Gas' management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls and Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in Southern Natural Gas' Internal Controls, or whether Southern Natural Gas had identified any acts of fraud involving personnel who have a significant role in Southern Natural Gas' Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent accountants and to report on related matters in this section of the Annual Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in Internal

Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Effectiveness of Disclosure Controls. Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that, subject to the limitations discussed above, the Disclosure Controls are effective to ensure that material information relating to Southern Natural Gas and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Annual Report, as appropriate.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements are included in Part II,
Item 8 of this report:

                                                              PAGE
                                                              ----
     Consolidated Statements of Income......................   18
     Consolidated Balance Sheets............................   19
     Consolidated Statements of Cash Flows..................   20
     Consolidated Statements of Stockholder's Equity........   21
     Notes to Consolidated Financial Statements.............   22
     Report of Independent Accountants......................   39
2. Financial statement schedules.
     Schedule II -- Valuation and qualifying accounts.......   40
     All other schedules are omitted because they are not
      applicable, or the required information is disclosed
      in the financial statements or accompanying notes.
3. Exhibit list.............................................   43

     (B) REPORTS ON FORM 8-K.

     We filed a current report on Form 8-K, dated March 5, 2003 reporting the sale of the $400 million of notes.

     We filed a current report on Form 8-K, dated March 14, 2003 reporting our acquisition of an investment in Citrus Corp.

     We also furnished information to the SEC in an Item 9 Current Report on Form 8-K. Item 9 Current Reports on Form 8-K are not considered to be "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not subject to the liabilities of that section, but are furnished to comply with Regulation FD.

                          SOUTHERN NATURAL GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 2002

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
    3.A              Restated Certificate of Incorporation dated as of March 7,
                     2002 (Exhibit 3.A to our 2001 Form 10-K).
   *3.B              By-laws dated as of June 24, 2002.
    4.A              Indenture dated June 1, 1987 between the Company and
                     Wilmington Trust Company (as successor to JPMorgan Chase
                     Bank, formerly known as The Chase Manhattan Bank), as
                     Trustee; First Supplemental Indenture, dated as of September
                     30, 1997, between the Company and the Trustee; and Second
                     Supplemental Indenture dated as of February 13, 2001,
                     between the Company and the Trustee (Exhibit 4.1 to our
                     Registration Statement on Form S-3 filed January 15, 2001,
                     File No. 333-76782).
    4.B              Indenture dated as of March 5, 2003 between the Company and
                     The Bank of New York, as Trustee (Exhibit 4.1 to our Form
                     8-K filed March 5, 2003).
    4.C              Registration Rights Agreement dated as of March 5, 2003
                     between the Company and the Initial Purchasers named therein
                     (Exhibit 10.1 to our Form 8-K filed March 5, 2003).
   21                Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
  *99.A              Certification of Principal Executive Officer pursuant to 18
                     U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                     Sarbanes-Oxley Act of 2002. A signed original of this
                     written statement required by sec. 906 has been provided to
                     Southern Natural Gas Company and will be retained by
                     Southern Natural Gas Company and furnished to the Securities and Exchange Commission or its staff upon request.
  *99.B              Certification of Principal Financial Officer pursuant to 18
                     U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                     Sarbanes-Oxley Act of 2002. A signed original of this
                     written statement required by sec. 906 has been provided to
                     Southern Natural Gas Company and will be retained by
                     Southern Natural Gas Company and furnished to the Securities and Exchange Commission or its staff upon request.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, Southern Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2003.

                                          SOUTHERN NATURAL GAS COMPANY

                                          By   /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of Southern Natural Gas Company and in the capacities and on the dates indicated:

                            SIGNATURE                                       TITLE                       DATE
                            ---------                                       -----                       ----

                /s/ JOHN W. SOMERHALDER II                    Chairman of the Board and Director    March 27, 2003
 --------------------------------------------------------       (Principal Executive Officer)
                 (John W. Somerhalder II)

                   /s/ JAMES C. YARDLEY                       President and Director                March 27, 2003
 --------------------------------------------------------
                    (James C. Yardley)

                    /s/ GREG G. GRUBER                        Senior Vice President, Chief          March 27, 2003
 --------------------------------------------------------       Financial Officer and Treasurer
                     (Greg G. Gruber)                           (Principal Financial and
                                                                Accounting Officer)

                                 CERTIFICATION

I, John W. Somerhalder II, certify that:

     1. I have reviewed this annual report on Form 10-K of Southern Natural Gas Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ JOHN W. SOMERHALDER II
                                          --------------------------------------
                                                  John W. Somerhalder II
                                                  Chairman of the Board
                                              (Principal Executive Officer)
                                               Southern Natural Gas Company
Date: March 27, 2003

                                 CERTIFICATION

I, Greg G. Gruber, certify that:

     1. I have reviewed this annual report on Form 10-K of Southern Natural Gas Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ GREG G. GRUBER
                                          --------------------------------------
                                                      Greg G. Gruber
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                              (Principal Financial Officer)
                                               Southern Natural Gas Company
Date: March 27, 2003

                                 EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
    3.A              Restated Certificate of Incorporation dated as of March 7,
                     2002 (Exhibit 3.A to our 2001 Form 10-K).
   *3.B              By-laws dated as of June 24, 2002.
    4.A              Indenture dated June 1, 1987 between the Company and
                     Wilmington Trust Company (as successor to JPMorgan Chase
                     Bank, formerly known as The Chase Manhattan Bank), as
                     Trustee; First Supplemental Indenture, dated as of September
                     30, 1997, between the Company and the Trustee; and Second
                     Supplemental Indenture dated as of February 13, 2001,
                     between the Company and the Trustee (Exhibit 4.1 to our
                     Registration Statement on Form S-3 filed January 15, 2001,
                     File No. 333-76782).
    4.B              Indenture dated as of March 5, 2003 between the Company and
                     The Bank of New York, as Trustee (Exhibit 4.1 to our Form
                     8-K filed March 5, 2003).
    4.C              Registration Rights Agreement dated as of March 5, 2003
                     between the Company and the Initial Purchasers named therein
                     (Exhibit 10.1 to our Form 8-K filed March 5, 2003).
   21                Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
  *99.A              Certification of Principal Executive Officer pursuant to 18
                     U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                     Sarbanes-Oxley Act of 2002. A signed original of this
                     written statement required by sec. 906 has been provided to
                     Southern Natural Gas Company and will be retained by
                     Southern Natural Gas Company and furnished to the Securities and Exchange Commission or its staff upon request.
  *99.B              Certification of Principal Financial Officer pursuant to 18
                     U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                     Sarbanes-Oxley Act of 2002. A signed original of this
                     written statement required by sec. 906 has been provided to
                     Southern Natural Gas Company and will be retained by
                     Southern Natural Gas Company and furnished to the Securities and Exchange Commission or its staff upon request.