Form 10-Q
period 2003-03-31
SOUTHERN NATURAL GAS CO
filed 2003-05-14
CIK 92232

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                        Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $1 per share. Shares outstanding on May 14, 2003:
1,000

     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2003      2002
                                                              ----      ----
Operating revenues..........................................  $120      $103
                                                              ----      ----
Operating expenses
  Operation and maintenance.................................    45        37
  Depreciation, depletion and amortization..................    12        11
  Taxes, other than income taxes............................     5         5
                                                              ----      ----
                                                                62        53
                                                              ----      ----
Operating income............................................    58        50
Earnings from unconsolidated affiliates.....................    19         6
Other income................................................     3         2
Interest and debt expense...................................   (16)      (13)
Affiliated interest income..................................     2         1
                                                              ----      ----
Income before income taxes and cumulative effect of
  accounting change.........................................    66        46
Income taxes................................................    22        16
                                                              ----      ----
Income before cumulative effect of accounting change........    44        30
Cumulative effect of accounting change, net of income
  taxes.....................................................    --        57
                                                              ----      ----
Net income..................................................  $ 44      $ 87
                                                              ----      ----
Comprehensive income........................................  $ 44      $ 87
                                                              ====      ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                MARCH 31,     DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................     $   95          $   --
  Accounts and notes receivable
     Customer, net of allowance of $3 in 2003 and 2002......         53              71
     Affiliates.............................................         48              61
     Other..................................................          3               3
  Materials and supplies....................................         13              14
  Other.....................................................          9              10
                                                                 ------          ------
          Total current assets..............................        221             159
                                                                 ------          ------
Property, plant and equipment, at cost......................      2,891           2,846
  Less accumulated depreciation, depletion and
     amortization...........................................      1,327           1,319
                                                                 ------          ------
          Total property, plant and equipment, net..........      1,564           1,527
                                                                 ------          ------
Other assets
  Investments in unconsolidated affiliates..................        751             734
  Note receivable from affiliate............................         93             369
  Regulatory assets.........................................         38              34
  Other.....................................................         17               7
                                                                 ------          ------
                                                                    899           1,144
                                                                 ------          ------
          Total assets......................................     $2,684          $2,830
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................     $   49          $   36
     Affiliates.............................................          8               9
     Other..................................................         --               1
  Taxes payable.............................................         51              49
  Accrued interest..........................................          7              20
  Deposits on transportation contracts......................         14              13
  Other.....................................................          4               4
                                                                 ------          ------
          Total current liabilities.........................        133             132
                                                                 ------          ------
Long-term debt..............................................      1,193             798
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        275             260
  Other.....................................................         35              37
                                                                 ------          ------
                                                                    310             297
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding.....................         --              --
  Additional paid-in capital................................        341             341
  Retained earnings.........................................        715           1,270
  Accumulated other comprehensive loss......................         (8)             (8)
                                                                 ------          ------
          Total stockholder's equity........................      1,048           1,603
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $2,684          $2,830
                                                                 ======          ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                              2003        2002
                                                              -----       -----
Cash flows from operating activities
  Net income................................................  $  44       $  87
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     12          11
     Deferred income tax expense............................     16           4
     Undistributed earnings of unconsolidated affiliates....    (17)         (6)
     Cumulative effect of accounting change.................     --         (57)
     Other adjustments to net income........................     (1)         --
  Working capital changes...................................     12          22
  Non-working capital changes...............................     (1)         --
                                                              -----       -----
          Net cash provided by operating activities.........     65          61
                                                              -----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................    (45)        (37)
  Net change in affiliated advances receivable..............    (21)       (222)
  Net proceeds from the sale of assets......................      1           1
                                                              -----       -----
          Net cash used in investing activities.............    (65)       (258)
                                                              -----       -----
Cash flows from financing activities
  Payments to retire long-term debt.........................     --        (100)
  Net proceeds from the issuance of long-term debt..........    385         297
  Dividends paid............................................   (290)         --
                                                              -----       -----
          Net cash provided by financing activities.........     95         197
                                                              -----       -----
Net change in cash and cash equivalents.....................     95          --
Cash and cash equivalents
  Beginning of period.......................................     --          --
                                                              -----       -----
  End of period.............................................  $  95       $  --
                                                              =====       =====
Significant non-cash transaction
  Dividend to parent of affiliated receivables..............  $ 310       $   -
                                                              =====       =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2003, and for the quarters ended March 31, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Form 10-K. As discussed below, our historical financial information has been presented to reflect the contribution of Citrus Corp. (Citrus) to us by El Paso Corporation (El Paso) for all periods presented in a manner similar to a pooling of interests. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for a cumulative effect of accounting change, which is discussed in Note 2), to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

  Investment in Citrus

     In March 2003, El Paso contributed to us all of its 50 percent ownership interest in Citrus, a Delaware corporation with a net book value at the time of acquisition of approximately $578 million. Since both the investment in Citrus, which is accounted for as an equity investment, and our common stock were owned by El Paso at the time of the contribution, we were required to reflect the investment in Citrus at its historical cost and its operating results in our financial statements for all periods presented, in a manner similar to a pooling of interests. Our financial statements reflect our ownership of Citrus in the earliest period presented combined with our results. Our combined income before cumulative effect of accounting change and net income for the quarters ended March 31, 2003 and 2002 is presented below.

                                                                QUARTERS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Income before cumulative effect of accounting change
  Historical................................................   $29     $27
  Citrus(1).................................................    15       3
                                                               ---     ---
     Combined income before cumulative effect of accounting
      change................................................   $44     $30
                                                               ===     ===
Net income
  Historical................................................   $29     $27
  Citrus(1).................................................    15      60
                                                               ---     ---
     Combined net income....................................   $44     $87
                                                               ===     ===

---------------
(1) Includes a $5 million difference between the estimated equity earnings recorded for 2002 and Citrus' actual equity earnings.

  Significant Accounting Policies

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

     Accounting for Costs Associated with Exit or Disposal Activities. As of January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that we recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. There was no initial financial statement impact of adopting this standard.

     Accounting for Guarantees. On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that we record a liability for all guarantees, including financial performance and fair value guarantees, issued after December 31, 2002, at fair value when they are issued. There was no initial financial statement impact of adopting this standard.

     Accounting for Regulated Operations. We continue to evaluate the application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, for changes in the competitive environment and our operating cost structures. See a further discussion of our accounting for regulated operations in our 10-K.

2. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2002, we adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that once SFAS No. 142 is adopted, negative goodwill should be written off as a cumulative effect of an accounting change. In March 2003, El Paso contributed its investment in Citrus to us. See Note 1 for a discussion of the accounting treatment for this transaction. As a result of our ownership in Citrus and upon adoption of SFAS No. 141, we recorded a pre-tax and after-tax gain of $57 million as a cumulative effect of an accounting change in our 2002 income statement related to negative goodwill associated with the original investment in Citrus.

3. ACCOUNTING FOR HEDGING ACTIVITIES

     Citrus uses derivatives to mitigate, or hedge, cash flow risk associated with its variable interest rates on long-term debt. Citrus accounts for these derivatives under the provisions of SFAS No. 133, Accounting for Derivatives and Hedging Activities, and records changes in the fair value of these derivatives in other comprehensive income. We have reflected our proportionate share of the impact that these derivative instruments have on Citrus' financial statements as adjustments to our other comprehensive income and our investment in unconsolidated affiliates.

     As of March 31, 2003 and December 31, 2002, the value of cash flow hedges included in accumulated other comprehensive income was an unrealized loss of $8 million, net of income taxes. This amount will be reclassified to earnings over the terms of the outstanding debt. We estimate that $1 million of this unrealized loss will be reclassified from accumulated other comprehensive loss over the next twelve months. For the quarters ended March 31, 2003 and 2002, no ineffectiveness was recorded in earnings on these cash flow hedges.

4. DEBT AND OTHER CREDIT FACILITIES

     In March 2003, we issued $400 million of senior unsecured notes with an annual interest rate of 8.875%. The notes mature in 2010. Net proceeds of $385 million were used to pay a cash dividend to our parent of approximately $290 million, while $95 million was retained for future capital expenditures.

     Also in March 2003, El Paso entered into a $1.2 billion two-year term loan and the proceeds were used to retire the outstanding balance under the Trinity River financing agreement, which was collateralized by various assets of El Paso, including our equity in Bear Creek Storage.

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures in June 2005. This facility, which matures in August 2003, and approximately

$1 billion of other financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. El Paso's equity in several of it subsidiaries, including our equity in Bear Creek, collateralizes the revolving credit facilities and the other financing arrangements.

5. COMMITMENTS AND CONTINGENCIES

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiff's motion for class certification was denied on April 10, 2003. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     Key. We were named as a defendant in Randall Key v. LAI Contractors, Inc., et al., filed in 2002 in the Jefferson County Circuit Court in Jefferson County, Alabama. The plaintiff, an employee of a contractor, suffered paralysis as a result of a coupling failure during a pipeline repressuration in May 2002. The plaintiff is seeking compensatory and punitive damages against us and two other defendants. We are pursuing contribution and indemnity from the contractor or its insurers. The matter is set for trial in February, 2004. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of March 31, 2003, we had no accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2003, we had accrued approximately $3 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, which we anticipate incurring through 2027. Our reserve estimates range from approximately $8 million to approximately $3 million. Our accrual was based on the most likely probable outcome. Below is a reconciliation of our environmental remediation liabilities as of March 31, 2003 (in millions):

Balance as of January 1.....................................  $ 4
Payments for remediation activities.........................   (1)
                                                              ---
Balance as of March 31......................................  $ 3
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $6 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For 2003, we estimate that our total remediation expenditures will be approximately $3 million, which primarily will be expended under government directed clean-up plans.

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

     Elba Island LNG Expansion. On May 31, 2002, we applied to expand our Elba Island LNG terminal based on a precedent agreement for new firm terminalling service that we entered into with Shell NA LNG in December 2001. This expansion adds a new marine slip, a fourth storage tank with a capacity of 3.3 Bcfe, and new pumps and vaporizers that increase the design sendout rate from 446 MMcf/d to 806 MMcf/d and the maximum sendout rate from 675 MMcf/d to 1,215 MMcf/d. On November 20, 2002, the FERC issued a Preliminary Determination on Nonenvironmental Issues authorizing the proposed expansion, subject to completion of a favorable environmental assessment. Marathon Oil Company filed a request for rehearing on December 18, 2002, which raised issues concerning the potential adverse impact of the proposed expansion on existing customers. On April 10, 2003, the FERC issued a final order authorizing the proposed expansion and denying Marathon's request for rehearing. On April 25, 2003, we agreed to extend until May 23, 2003, the period of time in which Shell may exercise termination rights under the precedent agreement. If Shell seeks to terminate the agreement, we will assert damage claims against Shell.

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

     On November 18, 2002, we filed a petition to amend the September 20 order to change the construction schedule to three phases and to provide for the joint ownership of the Port Wentworth meter station. On February 5, 2003, the FERC denied a request for rehearing of the September 20 order. On February 28, 2003, the FERC granted our requested amendment. Construction will now be completed in three phases for this expansion.

     On March 26, 2003, one of the expansion shippers that had been determined to be non-creditworthy filed a complaint with the FERC requesting a finding that a $21 million security bond that it had been required to provide, representing an amount equivalent to approximately 30 months of reservation charges, violates provisions in our effective tariff, our firm transportation agreement and FERC's policy on security requirements for non-creditworthy parties. We filed our answer with the FERC on April 10, 2003, stating that our creditworthiness policy is consistent with both our effective tariff and our service agreement and has been consistently applied to all similarly situated shippers. We further stated that our actions in requiring the posting of 30 months of security by non-creditworthy shippers that desired to participate in the expansion project was consistent with FERC policy, which states that pipelines cannot be required to construct facilities, on other than mutually agreeable terms, for the benefit of new shippers. This matter remains pending before the FERC.

     Termination of Blanket Marketing Authority. Contemporaneously with our issuance of notes in March 2003, El Paso contributed its 50% interest in Citrus Corporation to us. Enron owns the other 50% interest. On March 26, 2003, the FERC issued an order directing Citrus Trading Corporation (CTC), a direct subsidiary of Citrus Corporation, to show cause, in a proceeding initiated by the order against various Enron affiliates, why the FERC should not terminate CTC's blanket marketing certificates by which CTC is authorized to make sales for resale at negotiated rates in interstate commerce of natural gas subject to the Natural Gas Act of 1938. On April 16, 2003, CTC filed its answer to the show cause order, denying that it had engaged in any of the activities cited by the FERC as justifying the revocation of its blanket marketing certificate.

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

     Emergency Reconstruction of Interstate Natural Gas Facilities NOPR. On January 17, 2003, FERC issued a NOPR proposing, in emergency situations, to (1) expand the scope of construction activities authorized under a pipeline's blanket certificate to allow replacement of mainline facilities; (2) authorize a pipeline to commence reconstruction of the affected system without a waiting period; and (3) authorize automatic approval of construction that would be above the normal cost ceiling. Comments on the NOPR were filed on February 27, 2003. At this time, we cannot predict the outcome of this rulemaking.

     Pipeline Safety Notice of Proposed Rulemaking. On January 28, 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

     FERC Inquiry. On February 26, 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of its announcement of 2003 asset sales and plans for ANR Pipeline Company (an El Paso subsidiary) and us to issue a combined $700 million of long-term notes. The letter requested that El Paso explain how it intended to use the proceeds from the issuance of the notes and if the notes will be included in the two regulated companies' capital structure for rate-setting purposes. Our response to the FERC was filed on March 12, 2003. On April 2, 2003, we received an additional request for information, to which we fully responded on April 15, 2003.

     Other Matters

     Duke. Contemporaneously with our issuance of notes in March 2003, El Paso contributed to us its 50 percent interest in Citrus. On March 7, 2003, Citrus Trading Corp. (CTC), a direct subsidiary of Citrus, filed suit against Duke Energy LNG Sales, Inc. titled Citrus Trading Corp. v. Duke Energy LNG Sales, Inc. in the District Court of Harris County, Texas seeking damages for breach of a gas supply contract pursuant to which CTC was entitled to purchase, through August 2005, up to 30.4 billion cubic feet per year of regasified liquefied natural gas (LNG). On April 14, 2003, Duke forwarded to CTC a letter purporting to terminate the gas supply contract effective April 16, 2003, due to the alleged failure of CTC to increase the amount of an outstanding letter of credit backstopping its purchase obligations. On April 16, 2003, Duke filed an answer to the complaint, averring variously that (1) CTC had triggered the early termination of the gas supply agreement by allegedly failing to provide an adequate letter of credit to Duke; (2) CTC had breached the gas supply contract by allegedly violating certain use restrictions that required volumes equivalent to those purchased by CTC from Duke to be sold by CTC into the power generation market in the State of Florida;

and (3) Duke was partially excused from performance under the gas supply agreement by reason of an alleged loss of supply of LNG on January 15, 2002 and would be fully excused from providing replacement gas upon the earlier of (i) 730 days or (ii) the incurrence of replacement costs equal to $60 million, escalated by the GNP implicit price deflator commencing January 1990 (approximately $79.2 million as of December 31, 2002). On April 29, 2003, Duke removed the pending litigation to federal court, based on the existence of foreign arbitration with its supplier of LNG, Sonatrading Amsterdam B.V., which had allegedly repudiated its supply contract as of January 27, 2003. On May 1, 2003, CTC notified Duke that it was in default under the gas supply contract, demanding cover damages of $2.7 million for alternate supplies obtained by CTC beginning April 17, 2003. The outcome of this litigation is not currently determinable. However, using forward pricing as of March 31, 2003, the impact of contract termination, based on one or more of the allegations put forward by Duke, would be a reduction in value of approximately $50 million to $85 million in CTC's mark-to-market portfolio. Also, the termination of the gas supply contract by Duke could jeopardize the ability of CTC to continue to perform under certain long-term gas sales contracts in the State of Florida.

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

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

  Investment in Unconsolidated Affiliates

     Our investments in unconsolidated affiliates consist of our equity ownership interests in Citrus and in Bear Creek Storage. Earnings from our unconsolidated affiliates for the quarters ended March 31, 2003 and 2002 are as follows:

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2003     2002
                                                              -----    -----
                                                              (IN MILLIONS)
Operating results data:
  Operating revenues........................................   $80      $35
  Operating expenses........................................    42       15
  Net income................................................    14        6

     In March 2003, El Paso contributed its 50 percent ownership interest in Citrus to us. Enron Corp. owns the other 50 percent. Citrus owns and operates Florida Gas Transmission, a 4,804 mile regulated pipeline system that extends from producing regions in Texas to markets in Florida. Our investment in Citrus is limited to our ownership of the voting stock of Citrus, and we have no financial obligations, commitments or guarantees, either written or oral, to support Citrus.

     The ownership agreements of Citrus provide each partner with a right of first refusal to purchase the ownership interest of the other partner. We have no obligations, either written or oral, to acquire Enron's ownership interest in Citrus in the event Enron must sell its interest as a result of its current bankruptcy proceedings.

     Enron serves as the operator for Citrus. Although Enron filed for bankruptcy, there have been minimal changes in the operations and management of Citrus as a result of their bankruptcy. Accordingly, Citrus has continued to operate as a jointly owned investment, over which we have significant influence, but not the ability to control.

     Summarized income statement information of our proportionate share of Citrus for the quarters ended March 31, 2003 and 2002 are as follows:

                                                              QUARTERS ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2003     2002
                                                              -----    -----
                                                              (IN MILLIONS)
Operating results data:
  Operating revenues........................................   $75      $31
  Operating expenses........................................    41       14
  Income from continuing operations.........................    11        2
  Net income................................................    11        2

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowing from outside sources. Our continued participation in the program may be dependent on any final rule issued by the FERC in connection with its cash management notice of proposed rulemaking discussed in Note 5. As of March 31, 2003 and December 31, 2002, we had advanced to El Paso $141 million and $430 million. The market rate of interest at March 31, 2003 and December 31, 2002 was 1.3% and 1.5%. As of March 31, 2003 and December 31, 2002, we have classified $93 million and $369 million of these advances as non-current notes receivables from affiliates. These receivables were due upon demand, however, we do not anticipate settlement within the next twelve months. In March 2003, we distributed dividends totaling approximately $600 million to our parent including approximately $310 million of outstanding affiliated receivables and approximately $290 million in cash.

     We had accounts payable to affiliates of $8 million and $9 million at March 31, 2003 and December 31, 2002. These balances arose in the normal course of business.

     The following table shows revenues and charges from our affiliates for the quarters ended March 31:

                                                              2003     2002
                                                              -----    -----
                                                              (IN MILLIONS)
Revenues from affiliates....................................   $11      $10
Operations and maintenance from affiliates..................    13       13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2002 Form 10-K in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Form 10-Q.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. EBIT is operating income, adjusted to include earnings from unconsolidated affiliates and other miscellaneous non-operating income. Items that are not included in this measure are financing costs, including interest and debt expense and income taxes. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our businesses and operations and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. As discussed in Item 1, Note 1, in March 2003 El Paso contributed its 50 percent equity interest in Citrus to us. Our historical financial statements have been restated to reflect this transaction in the earliest period presented in this filing. Presented below is a reconciliation of our operating income to EBIT and EBIT to net income, and a discussion of the operating results for the quarters ended March 31:

                                                               2003         2002
                                                              -------      -------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................  $  120       $  103
Operating expenses..........................................     (62)         (53)
                                                              ------       ------
  Operating income..........................................      58           50
                                                              ------       ------
Earnings from unconsolidated affiliates.....................      19            6
Other income................................................       3            2
                                                              ------       ------
  Other.....................................................      22            8
                                                              ------       ------
     EBIT...................................................      80           58
Interest and debt expense...................................     (16)         (13)
Affiliated interest income..................................       2            1
Income taxes................................................     (22)         (16)
                                                              ------       ------
     Income before cumulative effect of accounting change...      44           30
Cumulative effect of accounting change, net of income
  taxes.....................................................      --           57
                                                              ------       ------
     Net income.............................................  $   44       $   87
                                                              ======       ======
Throughput volumes (BBtu/d)(1)..............................   3,368        3,258
                                                              ======       ======

---------------
(1) BBtu/d means billion British thermal units per day. Throughput volumes include volumes associated with our Citrus investment. Prior period volumes have been restated to reflect our current year presentation which includes billable transportation throughput volume for storage injection.

    First Quarter 2003 Compared to First Quarter 2002

     Operating revenues for the quarter ended March 31, 2003, were $17 million higher than the same period in 2002. The increase was primarily due to higher natural gas sales under natural gas purchase contracts of $8 million. During 2003, our average realized price on sales under natural gas purchase contracts was $6.68/Bcf versus $2.27/Bcf in 2002. These gas sales are a result of a remaining gas purchase contract that the FERC allows us to market at cost. Therefore, these gas sales have no significant effect on our net results of operations. Also contributing to the increase in 2003 were increased revenues of $4 million from our South System I (Phase I) expansion, which was placed in service in June 2002, revenues of $4 million from sales of excess natural gas and higher revenues of $2 million at our Elba Island facility.

     Operating expenses for the quarter ended March 31, 2003, were $9 million higher than the same period in 2002. The increase was primarily due to higher purchased natural gas costs of $7 million due to higher prices in 2003. During 2003, our average gas cost on these purchases was $6.63/Bcf versus $2.27/Bcf in 2002. Also contributing to the increase were higher operating expenses of $1 million at our Elba Island facility.

     Other income for the quarter ended March 31, 2003, was $14 million higher than the same period in 2002 primarily due to $13 million in higher equity earnings on our investment in Citrus and higher allowance for funds used during construction in 2003 of $1 million due to higher levels of construction work in process in 2003.

INTEREST AND DEBT EXPENSE

     Below is the analysis of our interest expense for the quarter ended March 31 (in millions):

                                                               2003    2002
                                                               -----   -----
                                                               (IN MILLIONS)
Long term debt..............................................    $17     $14
Less: capitalized interest..................................     (1)     (1)
                                                                ---     ---
          Total interest expense............................    $16     $13
                                                                ===     ===

     Interest and debt expense for the quarter ended March 31, 2003, was $3 million higher than the same period in 2002 due to the issuance of $400 million of senior unsecured notes in March 2003.

INCOME TAXES

     The income tax expense for the quarters ended March 31, 2003 and 2002, was $22 million and $16 million, resulting in effective tax rates of 33 percent and 35 percent. Our effective tax rate in 2003 was different than the statutory rate of 35 percent due to state income taxes and earnings from unconsolidated affiliates where we anticipate receiving dividends.

OTHER

     In the third quarter of 2002, the FERC approved our South System II project and related compressor facilities. This expansion has a design capacity of 330 million cubic feet per day. The construction will be undertaken in three phases, with a target in-service date for Phases I, II and III facilities of June 1, 2003, November 1, 2003 and May 1, 2004. The South System II project will increase our firm transportation capacity along our south mainline to Alabama, Georgia and South Carolina.

                         COMMITMENTS AND CONTINGENCIES

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in Southern Natural Gas' Internal Controls, or whether Southern Natural Gas had identified any acts of fraud involving personnel who have a significant role in Southern Natural Gas' Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent accountants and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Officer Certificates. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report, as appropriate.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

     b. Reports on Form 8-K

     We filed a Current Report on Form 8-K dated March 5, 2003 reporting the sale of $400 million of notes.

     We filed a Current Report on Form 8-K dated March 14, 2003 reporting our acquisition of an investment in Citrus Corp.

     We also furnished information to the SEC in an Item 9 Current Report on Form 8-K on January 25, 2003. Item 9 Current Reports on Form 8-K are not considered to be "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not subject to the liabilities of that section, but are furnished to comply with Regulation FD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHERN NATURAL GAS COMPANY

Date: May 14, 2003                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: May 14, 2003                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

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

Date: May 14, 2003

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

Date: May 14, 2003

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *99.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *99.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.