Form 10-Q
period 2003-06-30
SOUTHERN NATURAL GAS CO
filed 2003-08-13
CIK 92232

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Common stock, par value $1 per share. Shares outstanding on August 13, 2003: 1,000

     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   13
          Cautionary Statement Regarding Forward-Looking Statements...   16
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   16
Item 4.   Controls and Procedures.....................................   16

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   18
Item 2.   Changes in Securities and Use of Proceeds...................   18
Item 3.   Defaults Upon Senior Securities.............................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18
Item 5.   Other Information...........................................   18
Item 6.   Exhibits and Reports on Form 8-K............................   18
          Signatures..................................................   19

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Bcf      = billion cubic feet
Bcfe     = billion cubic feet equivalent
MMcf     = million cubic feet

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                          QUARTER ENDED       SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                          --------------      ----------------
                                                          2003      2002      2003       2002
                                                          ----      ----      -----      -----
Operating revenues......................................  $111      $100      $231       $203
                                                          ----      ----      ----       ----
Operating expenses
  Operation and maintenance.............................    44        38        89         75
  Depreciation, depletion and amortization..............    11        11        23         22
  Taxes, other than income taxes........................     6         6        11         11
                                                          ----      ----      ----       ----
                                                            61        55       123        108
                                                          ----      ----      ----       ----
Operating income........................................    50        45       108         95
Earnings from unconsolidated affiliates.................     9        14        28         20
Other income............................................     3         2         6          4
Interest and debt expense...............................   (23)      (15)      (39)       (28)
Affiliated interest income..............................    --         3         2          4
                                                          ----      ----      ----       ----
Income before income taxes and cumulative effect of
  accounting change.....................................    39        49       105         95
Income taxes............................................    13        15        35         31
                                                          ----      ----      ----       ----
Income before cumulative effect of accounting change....    26        34        70         64
Cumulative effect of accounting change, net of income
  taxes.................................................    --        --        --         57
                                                          ----      ----      ----       ----
Net income..............................................  $ 26      $ 34      $ 70       $121
                                                          ----      ----      ----       ----
Comprehensive income....................................  $ 26      $ 34      $ 70       $121
                                                          ====      ====      ====       ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                       ASSETS

Current assets
  Cash and cash equivalents.................................   $   95       $   --
  Accounts and notes receivable
     Customer, net of allowance of $3 in 2003 and 2002......       51           71
     Affiliates.............................................       49           61
     Other..................................................        1            3
  Materials and supplies....................................       13           14
  Other.....................................................       11           10
                                                               ------       ------
          Total current assets..............................      220          159
                                                               ------       ------
Property, plant and equipment, at cost......................    2,953        2,846
  Less accumulated depreciation, depletion and
     amortization...........................................    1,333        1,319
                                                               ------       ------
          Total property, plant and equipment, net..........    1,620        1,527
                                                               ------       ------
Other assets
  Investments in unconsolidated affiliates..................      760          734
  Note receivable from affiliate............................       76          369
  Regulatory assets.........................................       36           34
  Other.....................................................       19            7
                                                               ------       ------
                                                                  891        1,144
                                                               ------       ------
          Total assets......................................   $2,731       $2,830
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................   $   32       $   36
     Affiliates.............................................        7            9
     Other..................................................       --            1
  Taxes payable.............................................       57           49
  Accrued interest..........................................       31           20
  Deposits on transportation contracts......................       13           13
  Other.....................................................        5            4
                                                               ------       ------
          Total current liabilities.........................      145          132
                                                               ------       ------
Long-term debt..............................................    1,193          798
                                                               ------       ------
Other liabilities
  Deferred income taxes.....................................      285          260
  Other.....................................................       34           37
                                                               ------       ------
                                                                  319          297
                                                               ------       ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding.....................       --           --
  Additional paid-in capital................................      341          341
  Retained earnings.........................................      741        1,270
  Accumulated other comprehensive loss......................       (8)          (8)
                                                               ------       ------
          Total stockholder's equity........................    1,074        1,603
                                                               ------       ------
          Total liabilities and stockholder's equity........   $2,731       $2,830
                                                               ======       ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                              2003        2002
                                                              -----       -----
Cash flows from operating activities
  Net income................................................  $  70       $ 121
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     23          22
     Deferred income tax expense............................     25           8
     Undistributed earnings of unconsolidated affiliates....    (26)        (20)
     Cumulative effect of accounting change.................     --         (57)
     Other adjustments to net income........................     --          --
  Working capital changes...................................     29          37
  Non-working capital changes...............................     (5)         (3)
                                                              -----       -----
          Net cash provided by operating activities.........    116         108
                                                              -----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (114)       (103)
  Net change in affiliated advances receivable..............     (5)       (103)
  Net proceeds from the sale of assets......................      4           1
                                                              -----       -----
          Net cash used in investing activities.............   (115)       (205)
                                                              -----       -----
Cash flows from financing activities
  Payments to retire long-term debt.........................     --        (200)
  Net proceeds from the issuance of long-term debt..........    384         297
  Dividends paid............................................   (290)         --
                                                              -----       -----
          Net cash provided by financing activities.........     94          97
                                                              -----       -----
Net change in cash and cash equivalents.....................     95          --
Cash and cash equivalents
  Beginning of period.......................................     --          --
                                                              -----       -----
  End of period.............................................  $  95       $  --
                                                              =====       =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our Current Report on Form 8-K/A dated May 19, 2003, and our Current Report on Form 8-K filed June 4, 2003 (the Combined Historical Financial Statements), which include a summary of our significant accounting policies and our audited combined financial statements and related footnotes as of December 31, 2002 and 2001 and for the three years ended December 31, 2002. As discussed below, our historical financial information has been restated to reflect the contribution of Citrus Corp. (Citrus) to us by El Paso for all periods presented. The financial statements as of June 30, 2003, and for the quarters and six months ended June 30, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the Combined Historical Financial Statements. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

  Investment in Citrus

     In March 2003, El Paso contributed to us all of its 50 percent ownership interest in Citrus, a Delaware corporation with a net book value of approximately $578 million. Since both the investment in Citrus, which is accounted for as an equity investment, and our common stock were owned by El Paso at the time of the contribution, we were required to reflect the investment in Citrus at its historical cost and its operating results in our financial statements for all periods presented. Our financial statements reflect our ownership of Citrus in the earliest period presented combined with our results. Our combined income before cumulative effect of accounting change and net income for the quarter and six months ended June 30, 2002 is presented below.

                                                              QUARTER ENDED   SIX MONTHS ENDED
                                                              JUNE 30, 2002    JUNE 30, 2002
                                                              -------------   ----------------
                                                                       (IN MILLIONS)
Income before cumulative effect of accounting change
  Historical................................................       $24              $ 51
  Citrus....................................................        10                13
                                                                   ---              ----
    Combined income before cumulative effect of accounting
      change................................................       $34              $ 64
                                                                   ===              ====
Net income
  Historical................................................       $24              $ 51
  Citrus....................................................        10                70
                                                                   ---              ----
    Combined net income.....................................       $34              $121
                                                                   ===              ====

  Significant Accounting Policies

     Our accounting policies are consistent with those discussed in our Combined Historical Financial Statements, except as discussed below:

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

     Accounting for Regulated Operations. Our natural gas system, storage and terminalling operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we apply the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, to these businesses. We continue to evaluate the application of SFAS No. 71 for changes in the competitive environment and our operating cost structures. See a further discussion of our accounting for regulated operations in our Combined Historical Financial Statements.

2. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2002, we adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that once SFAS No. 142 is adopted, negative goodwill should be written off as a cumulative effect of an accounting change. In March 2003, El Paso contributed its investment in Citrus to us. See Note 1 for a discussion of the accounting treatment for this transaction. As a result of our ownership in Citrus, which had negative goodwill associated with the original investment, we recorded a pre-tax and after-tax gain of $57 million as a cumulative effect of an accounting change in our 2002 income statement to reflect the adoption of SFAS No. 141 and SFAS No. 142.

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

     As of June 30, 2003, the value of cash flow hedges included in accumulated other comprehensive income was an unrealized loss of $8 million, net of income taxes. This amount will be reclassified to earnings over the terms of the outstanding debt. We estimate that $1 million of this unrealized loss will be reclassified from accumulated other comprehensive loss over the next twelve months. For the quarters and six months ended June 30, 2003 and 2002, there was no ineffectiveness on these cash flow hedges.

4. DEBT AND OTHER CREDIT FACILITIES

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. This facility replaces El Paso's previous $3 billion revolving credit facility. Approximately $1 billion of other financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. El Paso's equity in several of its subsidiaries, including our equity in Bear Creek Storage, collateralizes the $3 billion revolving credit facility and the other financing arrangements. In March 2003, El Paso retired the outstanding balance under the Trinity River financing arrangement. Our 50 percent ownership in Bear Creek Storage, along with various assets of El Paso, collateralized that arrangement.

     In March 2003, we issued $400 million of senior unsecured notes with an annual interest rate of 8.875%. The notes mature in 2010. Net proceeds of approximately $385 million were used to pay a cash dividend to our parent of approximately $290 million, while $95 million was retained for future capital expenditures. Key covenants in the indenture include (i) limitations on the occurrence of additional debt, based on a ratio of debt to EBITDA, as defined in the indenture; (ii) limitations, in some cases, on transactions with our affiliates;
(iii) limitations on the incurrence of liens; (iv) potential limitations on our ability to declare and pay dividends; and (v) potential limitations on our ability to participate in the El Paso cash management program described in Note
6. For the six months ended June 30, 2003, we were in compliance with these covenants.

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiffs in this case seek certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiffs contend these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied on April 10, 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. We are not named as a defendant in this Fourth Amended Petition. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     Key. We were named as a defendant in Randall Key v. LDI Contractors, Inc., et al., filed in 2002 in the Circuit Court of Jefferson County, Alabama. The plaintiff, an employee of a contractor, suffered paralysis as a result of a coupling failure during a pipeline repressuration in May 2002. The plaintiff is seeking compensatory and punitive damages against us and two other defendants. We are pursuing contribution and indemnity from the codefendants and their insurers. The matter is set for trial in February 2004. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of June 30, 2003, we had no accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2003, we had accrued approximately $3 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, which we anticipate incurring through 2027. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our environmental remediation liabilities as of June 30, 2003 (in millions):

Balance as of January 1, 2003...............................  $ 4
Additions/Adjustments for remediation activities............    1
Payments for remediation activities.........................   (2)
                                                              ---
Balance as of June 30, 2003.................................  $ 3
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $6 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2003, we estimate that our total remediation expenditures will be approximately $3 million, which primarily will be expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2003, we have estimated our share of the remediation costs of these sites to be zero. The estimate is subject to revision as more information becomes available about the extent of remediation required and because in some cases we have asserted a defense to any liability. Liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRP's has been considered, where appropriate, in estimating our liabilities.

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

  Rates and Regulatory Matters

     Order No. 637. In February 2000, the FERC issued Order No. 637. Order 637 impacts the way pipelines conduct their operational activities, including how they release capacity, segment capacity and manage imbalance services, issue operational flow orders and impose pipeline penalties. In July 2001, we filed a settlement addressing our compliance with Order No. 637 and we received an order on the settlement from the FERC in April 2002. The FERC approved our settlement, subject to modifications related to our capacity segmentation proposal, and rejected our proposed changes to our cash-out mechanism. In response we sought rehearing and made another compliance filing. At its July 23, 2003 meeting, the FERC approved an order addressing our compliance filing and the requests for rehearing. After rehearing, the FERC accepted our capacity segmentation proposal. The FERC denied the rehearing requests regarding discounting to alternate points. The FERC also clarified that our penalty crediting tariff provision was acceptable. The FERC approved our operational flow order (OFO) proposal but limited the applicable penalty for a Type 3, Level 3

OFO to $15.00 per dekatherm. The FERC denied all requests for rehearing regarding our cashout mechanism. We filed revised tariff revisions and must implement the Order No. 637 proposal on September 1, 2003.

     Elba Island LNG Expansion. In May 2002, we applied to expand our Elba Island LNG terminal based on a precedent agreement for new firm terminalling service that we entered into with Shell NA LNG in December 2001. This expansion adds a new marine slip, a fourth storage tank with a capacity of 3.3 Bcfe, and new pumps and vaporizers that increase the design sendout rate from 446 MMcf/d to 806 MMcf/d and the maximum sendout rate from 675 MMcf/d to 1,215 MMcf/d. In November 2002, the FERC issued a Preliminary Determination on Nonenvironmental Issues authorizing the proposed expansion, subject to completion of a favorable environmental assessment. Marathon Oil Company filed a request for rehearing in December 2002, which raised issues concerning the potential adverse impact of the proposed expansion on existing customers. In April 2003, the FERC issued a final order authorizing the proposed expansion and denying Marathon's request for rehearing. A service agreement was executed by us and Shell on May 27, 2003. Construction of the Terminal Expansion commenced in mid-July 2003.

     On July 1, 2003, the U.S. Coast Guard issued new regulations it called "the foundation of national Maritime Transportation Security." The regulations include new security requirements for LNG terminals. By December 29, 2003, each LNG terminal must have completed a security assessment and have submitted an assessment and security plan to the local Captain of the Port for review. By June 30, 2004, each LNG terminal must comply with the new requirements, including the filing of a plan approved by the Captain of the Port. SLNG has started to review the impact on Elba Island operations, including cost recovery options.

     In January 2003, the Transportation Security Administration announced the availability of $148 million in federal funds for transportation security programs. In February 2003, we filed an application for a federal port security grant to enhance security at Elba Island. On June 12, 2003, TSA recommended one of our three proposals, a patrol boat, for federal funding. We will incorporate the patrol boat into the security planning required by the new Coast Guard Regulations.

     South System II Expansion. In October 2001, we applied with the FERC to expand our south system by 360 MMcf/d at an estimated cost of $246 million, to serve existing, new and expanded gas-fired electric generation facilities. Two shippers requested a delay in the commencement of their services and one shipper requested to reduce service quantity. As a result, in April 2002, we filed an amendment to the certificate application to reflect these changes. On September 20, 2002, the FERC issued a certificate authorizing the project, as modified. Construction of the Phase I facilities commenced in October 2002.

     In November 2002, we filed a petition to amend the September 20 order to change the construction schedule to three phases and to provide for the joint ownership of the Port Wentworth meter station. In February 2003, the FERC granted our requested amendment. Construction will now be completed in three phases for this expansion. Due to heavier than normal rainfall in the construction areas, FERC granted our request for an extension of time until September 1, 2003 to complete construction of the Phase I facilities.

     In March 2003, one of the expansion shippers that had been determined to be non-creditworthy filed a complaint with the FERC requesting a finding that a $21 million security bond that it had been required to provide, representing an amount equivalent to approximately 30 months of reservation charges, violates provisions in our effective tariff, our firm transportation agreement and FERC's policy on security requirements for non-creditworthy parties. We filed our answer with the FERC in April 2003. In June 2003, the FERC issued an order denying the complaint stating that SNG's level of collateral did not violate its service agreements, its tariff, or the FERC's policy on creditworthiness. Accordingly, compared to the risk that a non-creditworthy shipper poses to a project, the collateral required by SNG was not unreasonable and there was no basis to undo an agreement under which the parties had operated and for which construction was proceeding. On August 4, 2003, FERC issued a tolling order to provide additional time to consider a request for rehearing of the June 2003 order.

     Termination of Blanket Marketing Authority. Contemporaneously with our issuance of notes in March 2003, El Paso contributed its 50 percent interest in Citrus to us. Enron owns the other 50 percent interest. In March 2003, the FERC issued an order directing Citrus Trading Corporation (CTC), a direct subsidiary of

Citrus, to show cause, in a proceeding initiated by the order against various Enron affiliates, why the FERC should not terminate CTC's blanket marketing certificates by which CTC is authorized to make sales for resale at negotiated rates in interstate commerce of natural gas subject to the Natural Gas Act of 1938. In April 2003, CTC filed its answer to the show cause order, denying that it had engaged in any of the activities cited by the FERC as justifying the revocation of its blanket marketing certificate. On June 26, 2003, the FERC issued an order revoking the market-based authority for Enron Power Marketing and Enron Energy Services and blanket sales certificate authority for eight Enron gas marketing companies. CTC was specifically exempted from the order because it did not engage in speculative gas trading or market making activities.

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. We have filed comments with the FERC addressing our concerns with the proposed rules, participated in a public conference and filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

     Negotiated Rate Policy.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that sought comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. The FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power and other issues related to negotiated rate programs. El Paso's pipelines and others filed comments on the NOI.

     In July 2003, the FERC issued modifications to its negotiated rate policy applicable to interstate natural gas pipelines. The new policy has two primary changes. First, the FERC will no longer permit the pricing of negotiated rates based on natural gas commodity price indices, although it will permit current contracts negotiated on that basis to continue until the end of the applicable contract period. Second, the FERC is imposing new filing requirements on pipelines to ensure the transparency of negotiated rate transactions.

     Interim Rule on Cash Management. In August 2002, the FERC issued a NOPR proposing, inter alia, that all cash management or money pool arrangements between a FERC-regulated subsidiary and its non-FERC regulated parent be in writing and that, as a condition of participating in such an arrangement, the FERC-regulated entity maintain a minimum proprietary capital balance of 30 percent and both it and its parent maintain investment grade credit ratings. After receiving written comments and hearing industry participants' concerns at a public conference in September 2002, the FERC issued an Interim Rule on Cash Management on June 26, 2003, which did not adopt the proposed limitations on entry into or participation in cash management programs. Instead, the Interim Rule requires natural gas companies to maintain up-to-date documentation authorizing the establishment of the cash management programs in which they participate and supporting all deposits into, borrowings and interest from, and interest expense paid to such programs.

     The Interim Rule also seeks comments on a proposed reporting requirement that a FERC-regulated entity file cash management agreements and any changes thereto within ten days and that it notify the FERC within five days when its proprietary capital ratio falls below 30 percent (i.e., its long-term debt-to-equity ratio rises above 70 percent) and when it subsequently returns to or exceeds 30 percent. We filed comments on the Interim Rule on August 7, 2003.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

     Emergency Reconstruction of Interstate Natural Gas Facilities Final
Rule. On May 19, 2003, the FERC issued a Final Rule that amends its regulations to enable natural gas interstate pipeline companies, in emergency situations resulting in sudden, unanticipated loss of natural gas or capacity, to replace facilities when immediate action is required to restore service for the protection of life or health or for the maintenance of physical property. Specifically, the Final Rule permits a pipeline to replace mainline facilities using a route other than an existing right-of-way, to commence construction without being subject to a 45-day waiting period, and to undertake projects that exceed the existing blanket cost constraints. Lastly, the Final Rule requires that landowners be notified of potential construction but provides for a possible waiver of the 30-day waiting period.

     FERC Inquiry. In February 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of its announcement of 2003 asset sales and plans for ANR Pipeline Company (an El Paso subsidiary) and us to issue a combined $700 million of long-term notes. The letter requested that El Paso explain how it intended to use the proceeds from the issuance of the notes and if the notes will be included in the two regulated companies' capital structure for rate-setting purposes. Our response to the FERC was filed on March 12, 2003. On April 2, 2003, we received an additional request for information, to which we fully responded on April 15, 2003.

     Other Matters

     Duke. Contemporaneously with our issuance of notes in March 2003, El Paso contributed to us its 50 percent interest in Citrus. On March 7, 2003, CTC, a direct subsidiary of Citrus, filed suit against Duke Energy LNG Sales, Inc. titled Citrus Trading Corp. v. Duke Energy LNG Sales, Inc. in the District Court of Harris County, Texas seeking damages for breach of a gas supply contract pursuant to which CTC was entitled to purchase, through August 2005, up to 30.4 Bcf per year of regasified liquefied natural gas (LNG). On April 14, 2003, Duke forwarded to CTC a letter purporting to terminate the gas supply contract effective April 16, 2003, due to the alleged failure of CTC to increase the amount of an outstanding letter of credit backstopping its purchase obligations. On April 16, 2003, Duke filed an answer to the complaint, averring variously that (1) CTC had triggered the early termination of the gas supply agreement by allegedly failing to provide an adequate letter of credit to Duke; (2) CTC had breached the gas supply contract by allegedly violating certain use restrictions that required volumes equivalent to those purchased by CTC from Duke to be sold by CTC into the power generation market in the State of Florida; and (3) Duke was partially excused from performance under the gas supply agreement by reason of an alleged loss of supply of LNG on January 15, 2002 and would be fully excused from providing replacement gas upon the earlier of (i) 730 days or (ii) the incurrence of replacement costs equal to $60 million, escalated by the GNP implicit price deflator commencing January 1990 (approximately $79.2 million as of December 31, 2002). On April 29, 2003, Duke removed the pending litigation to federal court, based on the existence of foreign arbitration with its supplier of LNG, Sonatrading Amsterdam B.V., which had allegedly repudiated its supply contract as of January 27, 2003. On May 1, 2003, CTC notified Duke that it was in default under the gas supply contract, demanding cover damages for alternate supplies obtained by CTC beginning April 17, 2003. On May 23, 2003, CTC filed a motion to remand the case back to state court. On June 2, 2003, CTC gave notice of early termination to Duke in preparation for the subsequent filing of an amended petition for monetary damages. The outcome of this litigation is not currently determinable. However, CTC subsequently invoiced Duke for cover damages arising from the terminated contract. On July 31, 2003, the federal court remanded this case back to state court. CTC plans to file its amended petition for monetary damages on August 19, 2003. We do not expect the ultimate resolution of this matter to have a material adverse effect on our financial position, operating results or cash flows.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is also possible that the outcome of these matters could impact our credit rating and that of our parent. Further, for environmental matters it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

  Investment in Unconsolidated Affiliates

     Our investments in unconsolidated affiliates consist of our equity ownership interests in Citrus and in Bear Creek Storage. Earnings from our unconsolidated affiliates for the quarters and six months ended June 30, 2003 and 2002 are as follows:

                                                  QUARTER ENDED        SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                                 ---------------       -----------------
                                                 2003       2002       2003        2002
                                                 ----       ----       -----       -----
                                                              (IN MILLIONS)
Operating results data:
  Operating revenues...........................  $40        $57        $120         $92
  Operating expenses...........................    6         23          48          38
  Net income(1)................................    7         15          21          21

---------------
(1) The difference between our proportionate share of our equity investments' net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.

     In March 2003, El Paso contributed its 50 percent ownership interest in Citrus to us. Enron Corp. owns the other 50 percent. Citrus owns and operates Florida Gas Transmission, a 4,804 mile regulated pipeline system that extends from producing regions in Texas to markets in Florida. Our investment in Citrus is limited to our ownership of the voting stock of Citrus. El Paso has provided a parent guarantee of certain contractual obligations of Citrus Trading Corp.

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

     Summarized income statement information of our proportionate share of Citrus for the quarters and six months ended June 30, 2003 and 2002 are as follows:

                                                  QUARTER ENDED        SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30
                                                 ---------------       -----------------
                                                 2003       2002       2003        2002
                                                 ----       ----       -----       -----
                                                              (IN MILLIONS)
Operating results data:
  Operating revenues...........................  $36        $52        $111         $83
  Operating expenses...........................    4         20          45          34
  Income from continuing operations............    4         12          15          14
  Net income(1)................................    4         12          15          14

---------------
(1) The difference between our proportionate share of our equity investments' net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. Our continued participation in the program may be dependent on any final rule issued by the FERC in connection with its interim rule on cash management as discussed in Note 5. As of June 30, 2003 and December 31, 2002, we had advanced to El Paso $125 million and $430 million. The market rate of interest at June 30, 2003 and December 31, 2002 was 1.3% and 1.5%. As of June 30, 2003 and December 31, 2002, we have classified $76 million and $369 million of these advances as non-current notes receivables from affiliates. These receivables were due upon demand, however, we do not anticipate settlement within the next twelve months. Also, in March 2003, we distributed dividends from retained earnings totaling approximately $600 million to our parent including approximately $310 million of outstanding affiliated receivables and approximately $290 million in cash.

     We had accounts payable to affiliates of $7 million and $9 million at June 30, 2003 and December 31, 2002. These balances arose in the normal course of business.

     The following table shows revenues and charges from our affiliates for the quarters and six months ended June 30, 2003 and 2002:

                                                   QUARTER ENDED        SIX MONTHS ENDED
                                                      JUNE 30               JUNE 30,
                                                  ---------------       -----------------
                                                  2003       2002       2003        2002
                                                  ----       ----       -----       -----
                                                               (IN MILLIONS)
Revenues from affiliates........................  $11        $12         $22         $22
Operations and maintenance from affiliates......   11         10          24          23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our Combined Historical Financial Statements, which include our audited combined financial statements and related footnotes as of December 31, 2002 and 2001 and for three years ended December 31, 2002, our combined business and property discussion as of March 31, 2003 and our combined management's discussion and analysis of financial condition and results of operations for the three years ended December 31, 2002 and the quarters ended March 31, 2003 and 2002, in addition to the financial statements and notes presented in Item 1 of this Form 10-Q.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations such as the impact of an accounting change, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense so that investors may evaluate our operating results without regard to our financing methods. Our business consists of our consolidated operations as well as our investments in unconsolidated affiliates. As a result, we believe EBIT, which includes the results of our consolidated and unconsolidated operations, is useful to our investors because it allows them to more effectively evaluate the operating performance of our business and investments. In addition, this is the measurement used by El Paso to evaluate the operating performance of its business segments. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. As discussed in Item 1, Notes 1, 5 and 6, in March 2003, El Paso contributed its 50 percent equity interest in Citrus to us. Our historical financial statements have been restated to reflect this transaction in all periods presented in this filing. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the periods ended June 30:

                                                   QUARTER ENDED      SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                  ----------------    ----------------
                                                   2003      2002      2003      2002
                                                  ------    ------    ------    ------
                                                  (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..............................  $  111    $  100    $  231    $  203
Operating expenses..............................     (61)      (55)     (123)     (108)
                                                  ------    ------    ------    ------
  Operating income..............................      50        45       108        95
                                                  ------    ------    ------    ------
Earnings from unconsolidated affiliates.........       9        14        28        20
Other income....................................       3         2         6         4
                                                  ------    ------    ------    ------
  Other.........................................      12        16        34        24
                                                  ------    ------    ------    ------
     EBIT.......................................      62        61       142       119
Interest and debt expense.......................     (23)      (15)      (39)      (28)
Affiliated interest income......................      --         3         2         4
Income taxes....................................     (13)      (15)      (35)      (31)
                                                  ------    ------    ------    ------
     Income before cumulative effect of
       accounting change........................      26        34        70        64
Cumulative effect of accounting change, net of
  income taxes..................................      --        --        --        57
                                                  ------    ------    ------    ------
     Net income.................................  $   26    $   34    $   70    $  121
                                                  ======    ======    ======    ======
Throughput volumes (BBtu/d)(1)..................   2,970     3,040     3,168     3,148
                                                  ======    ======    ======    ======

---------------
(1) Throughput volumes include volumes associated with our 50 percent equity interest in Citrus. Prior period volumes have been restated to reflect our current year presentation which includes billable transportation throughput volume for storage injection.

  Second Quarter 2003 Compared to Second Quarter 2002

     Operating revenues for the quarter ended June 30, 2003, were $11 million higher than in 2002. The increase was primarily due to increased revenues of $4 million from our South System I (Phase I) expansion, which was placed in service in June 2002, revenues of $2 million at our Elba Island facility and revenues of $1 million from sales of excess natural gas recoveries. Also contributing to the increase in 2003 were higher sales under natural gas purchase contracts of $3 million. During 2003, our average realized price on sales under natural gas purchase contracts was $5.32/Bcf versus $3.34/Bcf in 2002. These gas sales are a result of a remaining gas purchase contract that the FERC allows us to market at prices that approximate our cost. Therefore, we do not earn any significant margins on these gas sales, and these gas sales have no significant effect on our net results of operations.

     Operating expenses for the quarter ended June 30, 2003, were $6 million higher than in 2002. The increase was primarily due to higher purchased natural gas costs of $3 million due to higher prices in 2003. During 2003, our average gas cost on these purchases was $5.30/Bcf versus $3.33/Bcf in 2002. This gas cost results from the sales under natural gas purchase contracts discussed above. Also contributing to the increase were higher allocated overhead costs of $3 million from our parent in 2003 versus 2002. Allocated costs for 2002 included a downward adjustment of $3 million to reflect reduced compensation expenses.

     Other income for the quarter ended June 30, 2003 was $4 million lower than in 2002. The decrease was primarily due to $6 million in lower equity earnings on our investment in Citrus, partially offset by higher allowance for funds used during construction in 2003 of $2 million due to higher levels of construction work in process in 2003.

  Six Months Ended 2003 Compared to Six Months Ended 2002

     Operating revenues for the six months ended June 30, 2003, were $28 million higher than in 2002. The increase was primarily due to increased revenues of $8 million from our South System I (Phase I) expansion, which was placed in service in June 2002, revenues of $4 million at our Elba Island facility and revenues of $5 million from sales of excess natural gas recoveries. Also contributing to the increase in 2003 were higher sales under natural gas purchase contracts of $11 million. During 2003, our average realized price on sales under natural gas purchase contracts was $6.00/Bcf versus $2.80/Bcf in 2002.

     Operating expenses for the six months ended June 30, 2003, were $15 million higher than in 2002. The increase was primarily due to higher purchased natural gas costs of $11 million due to higher prices in 2003. During 2003, our average gas cost on these purchases was $5.97/Bcf versus $2.79/Bcf in 2002. This gas cost results from the sales under natural gas purchase contracts discussed above. Also contributing to the increase were higher allocated overhead costs of $3 million from our parent in 2003 versus 2002. Allocated costs for 2002 included a downward adjustment of $3 million to reflect reduced compensation expenses.

     Other income for the six months ended June 30, 2003, was $10 million higher than in 2002. The increase was primarily due to $8 million in higher equity earnings on our investment in Citrus and higher allowance for funds used during construction in 2003 of $3 million due to higher levels of construction work in process.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter and six months ended June 30, 2003, was $8 million and $11 million higher than the same period in 2002 primarily due to the issuance of $400 million of senior unsecured notes in March 2003.

AFFILIATED INTEREST INCOME

  Second Quarter 2003 Compared to Second Quarter 2002

     Affiliated interest income for the quarter ended June 30, 2003, was $3 million lower than the same period in 2002 due to lower average advances to El Paso under our cash management program and lower short-term interest rates in 2003. The average advance balance for the second quarter of $561 million in 2002 decreased to $225 million in 2003. The average short-term interest rates for the second quarter decreased from 1.9% in 2002 to 1.3% in 2003.

  Six Months Ended 2003 Compared to Six Months Ended 2002

     Affiliated interest income for the six months ended June 30, 2003, was $2 million lower than the same period in 2002 due to lower average advances to El Paso under our cash management program and lower short-term interest rates in 2003. The average advance balance for the six months ended June 30, 2002 of $449 million decreased to $342 million in 2003. The average short-term interest rates for the six months ended decreased from 1.9% in 2002 to 1.3% in 2003.

INCOME TAXES

                                                QUARTER ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                               ----------------        ----------------
                                               2003        2002        2003        2002
                                               ----        ----        ----        ----
                                                   (IN MILLIONS, EXCEPT FOR RATES)
Income taxes.................................  $13         $15         $35         $31
Effective tax rate...........................   33%         31%         33%         33%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to state income taxes and earnings from unconsolidated affiliates where we anticipate receiving dividends.

OTHER

     In the third quarter of 2002, the FERC approved our South System II project and related compressor facilities. This expansion has a design capacity of 330 MMcf/d. The construction will be undertaken in three phases, with a target in-service date for Phases I, II and III facilities of mid-August 2003, November 1, 2003 and May 1, 2004. The South System II project will increase our firm transportation capacity along our south mainline to Alabama, Georgia and South Carolina. Current cost estimates are approximately $242 million, and current expenditures to date as of June 30, 2003 are approximately $127 million.

     On May 31, 2002, we filed with the FERC to expand our Elba Island LNG facility for estimated capital costs of $148 million. This expansion increases the design sendout rate from 446 MMcf/d to 806 MMcf/d. On April 10, 2003, the FERC approved our expansion. Construction commenced in July 2003 with an in-service date expected to be in the first quarter of 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Combined Historical Financial Statements, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     In March 2003, we issued $400 million of senior unsecured notes with an annual interest rate of 8.875% due 2010. In addition, our 50 percent ownership interest in Citrus has increased our overall market risks as discussed in our 2002 Form 10-K. There were no other material changes in our quantitative and qualitative disclosures about market risks from those as of December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls over financial reporting (Internal Controls) as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in Southern Natural Gas Company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in Southern Natural Gas Company's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board's Audit Committee and our independent auditors and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that there has not been any change in Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Internal Controls.

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits to this Quarterly Report.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *31.A    Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.

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

     b. Reports on Form 8-K


   May 19, 2003        Filed financial statements reflecting the contribution to us by El Paso Corporation of its 50 percent ownership interest in Citrus Corp.

   June 3, 2003        Filed our Computation of our Ratio of Earnings to Fixed
                       Charges for the five years ended December 31, 2002 and the three months ended March 31, 2003 and 2002.

   June 4, 2003        Provided additional financial information regarding the
                       contribution to us by El Paso Corporation of its 50 percent ownership in Citrus Corp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHERN NATURAL GAS COMPANY

Date: August 13, 2003                          /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: August 13, 2003                              /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *31.A    Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.