Form 10-Q
period 2003-09-30
SOUTHERN NATURAL GAS CO
filed 2003-11-10
CIK 92232

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Common stock, par value $1 per share. Shares outstanding on November 10, 2003: 1,000

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

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Bcf      = billion cubic feet
Bcfe     = billion cubic feet equivalent
Dth      = dekatherm
MMcf     = million cubic feet

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                               NINE MONTHS
                                                          QUARTER ENDED           ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                          --------------      --------------
                                                          2003      2002      2003      2002
                                                          ----      ----      ----      ----
Operating revenues......................................  $111      $101      $342      $304
                                                          ----      ----      ----      ----
Operating expenses
  Operation and maintenance.............................    49        41       138       116
  Depreciation, depletion and amortization..............    12        12        35        34
  Taxes, other than income taxes........................     5         5        16        16
                                                          ----      ----      ----      ----
                                                            66        58       189       166
                                                          ----      ----      ----      ----
Operating income........................................    45        43       153       138
Earnings from unconsolidated affiliates.................    14        19        42        39
Other income............................................     3         2         9         6
Interest and debt expense...............................   (24)      (14)      (63)      (42)
Affiliated interest income..............................     1         2         3         6
                                                          ----      ----      ----      ----
Income before income taxes and cumulative effect of
  accounting change.....................................    39        52       144       147
Income taxes............................................    11        15        46        46
                                                          ----      ----      ----      ----
Income before cumulative effect of accounting change....    28        37        98       101
Cumulative effect of accounting change, net of income
  taxes.................................................    --        --        --        57
                                                          ----      ----      ----      ----
Net income..............................................  $ 28      $ 37      $ 98      $158
                                                          ----      ----      ----      ----
Comprehensive income....................................  $ 28      $ 37      $ 98      $158
                                                          ====      ====      ====      ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   -------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................     $   43          $   --
  Accounts and notes receivable
     Customer, net of allowance of $3 in 2003 and 2002......         51              71
     Affiliates.............................................         40              61
     Other..................................................          1               3
  Materials and supplies....................................         13              14
  Other.....................................................         14              10
                                                                 ------          ------
          Total current assets..............................        162             159
                                                                 ------          ------
Property, plant and equipment, at cost......................      3,022           2,846
  Less accumulated depreciation, depletion and
     amortization...........................................      1,339           1,319
                                                                 ------          ------
          Total property, plant and equipment, net..........      1,683           1,527
                                                                 ------          ------
Other assets
  Investments in unconsolidated affiliates..................        775             734
  Note receivable from affiliate............................         87             369
  Regulatory assets.........................................         42              34
  Other.....................................................         17               7
                                                                 ------          ------
                                                                    921           1,144
                                                                 ------          ------
          Total assets......................................     $2,766          $2,830
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................     $   48          $   36
     Affiliates.............................................         29               9
     Other..................................................          1               1
  Taxes payable.............................................         42              49
  Accrued interest..........................................          6              20
  Deposits on transportation contracts......................         13              13
  Other.....................................................          4               4
                                                                 ------          ------
          Total current liabilities.........................        143             132
                                                                 ------          ------
Long-term debt..............................................      1,193             798
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        294             260
  Other.....................................................         35              37
                                                                 ------          ------
                                                                    329             297
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding.....................         --              --
  Additional paid-in capital................................        340             341
  Retained earnings.........................................        769           1,270
  Accumulated other comprehensive loss......................         (8)             (8)
                                                                 ------          ------
          Total stockholder's equity........................      1,101           1,603
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $2,766          $2,830
                                                                 ======          ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                              2003        2002
                                                              -----       -----
Cash flows from operating activities
  Net income................................................  $  98       $ 158
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     35          34
     Deferred income tax expense............................     36          24
     Undistributed earnings of unconsolidated affiliates....    (41)        (39)
     Cumulative effect of accounting change.................     --         (57)
     Other adjustments to net income........................     (1)          1
     Working capital changes................................      4          24
     Non-working capital changes............................     (3)         (5)
                                                              -----       -----
          Net cash provided by operating activities.........    128         140
                                                              -----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (181)       (169)
  Net change in affiliated advances receivable..............     (6)        (71)
  Proceeds from the sale of assets..........................      8           3
                                                              -----       -----
          Net cash used in investing activities.............   (179)       (237)
                                                              -----       -----
Cash flows from financing activities
  Payments to retire long-term debt.........................     --        (200)
  Net proceeds from the issuance of long-term debt..........    384         297
  Dividends paid............................................   (290)         --
                                                              -----       -----
          Net cash provided by financing activities.........     94          97
                                                              -----       -----
Net change in cash and cash equivalents.....................     43          --
Cash and cash equivalents
  Beginning of period.......................................     --          --
                                                              -----       -----
  End of period.............................................  $  43       $  --
                                                              =====       =====
Supplemental cash flow disclosures:
  Non-cash dividend to parent of affiliated receivables.....  $ 310       $  --
                                                              =====       =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. These financial statements are unaudited and, because this is an interim period filing presented using a condensed format, do not include all of the disclosures required by generally accepted accounting principles. You should read it along with our Current Report on Form 8-K/A dated May 19, 2003, and our Current Report on Form 8-K filed June 4, 2003 (our Combined Historical Financial Statements), which include a summary of our significant accounting policies and our audited combined financial statements and related footnotes as of December 31, 2002 and 2001 and for the three years ended December 31, 2002. As discussed below, our historical financial information as of December 31, 2002, and for the quarter and nine months ended September 30, 2002, has been restated to reflect the contribution of Citrus Corp. (Citrus) to us by El Paso. We derived the balance sheet as of December 31, 2002, from our Combined Historical Financial Statements. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

  Investment in Citrus

     In March 2003, El Paso contributed to us all of its 50 percent ownership interest in Citrus, a Delaware corporation with a net book value of approximately $578 million. Since both the investment in Citrus, which is accounted for as an equity investment, and our common stock were owned by El Paso at the time of the contribution, we were required to reflect the investment in Citrus at its historical cost and its operating results in our financial statements for all periods prior to its contribution. As a result, our financial statements reflect the contribution of Citrus as though it occurred on January 1, 2002 (the beginning of the earliest period presented in these financial statements). Our historical and combined income before cumulative effect of accounting change and net income for the quarter and nine months ended September 30, 2002 is presented below.

                                                               QUARTER ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2002   SEPTEMBER 30, 2002
                                                             ------------------   ------------------
                                                                          (IN MILLIONS)
Income before cumulative effect of accounting change
  Historical...............................................         $22                  $ 73
  Citrus...................................................          15                    28
                                                                    ---                  ----
    Combined income before cumulative effect of accounting
      change...............................................         $37                  $101
                                                                    ===                  ====
Net income
  Historical...............................................         $22                  $ 73
  Citrus...................................................          15                    85
                                                                    ---                  ----
    Combined net income....................................         $37                  $158
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

     Accounting for Regulated Operations. Our natural gas systems and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we currently apply the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, post retirement employee benefit plans, and other costs included in, or expected to be included in, future rates. As a result of recent changes in our competitive environment and operating cost structure, we continue to assess the applicability of the provisions of SFAS No. 71 to our financial statements.

2. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2002, we adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that once SFAS No. 142 is adopted, negative goodwill should be written off as a cumulative effect of an accounting change. In March 2003, El Paso contributed its investment in Citrus to us. See Note 1 for a discussion of the accounting treatment for this transaction. As a result of our ownership in Citrus, which had negative goodwill associated with El Paso's original investment, we recorded a pre-tax and after-tax gain of $57 million as a cumulative effect of an accounting change in our 2002 income statement to reflect the adoption of SFAS No. 141 and SFAS No. 142.

3. ACCOUNTING FOR HEDGING ACTIVITIES

     Citrus uses derivatives to mitigate, or hedge, cash flow risk associated with variable interest rates on its long-term debt. Citrus accounts for these derivatives under the provisions of SFAS No. 133, Accounting for Derivatives and Hedging Activities, and records changes in the fair value of these derivatives in other comprehensive income. We have reflected our proportionate share of the impact that these derivative instruments have on Citrus' financial statements as adjustments to our other comprehensive income and our investment in unconsolidated affiliates.

     As of September 30, 2003, the value of cash flow hedges included in accumulated other comprehensive income was an unrealized loss of $8 million, net of income taxes. This amount will be reclassified to earnings over the term of Citrus' outstanding debt. We estimate that $1 million of this unrealized loss will be reclassified from accumulated other comprehensive loss over the next twelve months. For the quarters and nine months ended September 30, 2003 and 2002, there was no ineffectiveness on these cash flow hedges.

4. DEBT AND OTHER CREDIT FACILITIES

  Debt

     In March 2003, we issued $400 million of senior unsecured notes with an annual interest rate of 8.875%. The notes mature in 2010. Net proceeds of approximately $385 million were used to pay a cash dividend to our parent of approximately $290 million, while $95 million was retained for future capital expenditures. Key covenants in the indenture include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the indenture); (ii) limitations, in some cases, on transactions with our affiliates; (iii) limitations on the incurrence of liens; (iv) potential limitations on our ability to declare and pay dividends; and (v) potential limitations on our ability to participate in the El Paso cash management program described in Note 6. For the nine months ended September 30, 2003, we were in compliance with these covenants.

  Trinity River

     In March 2003, El Paso retired amounts outstanding under its Trinity River financing arrangement. Prior to this retirement, our 50 percent ownership in Bear Creek Storage, along with various assets of El Paso, collateralized that arrangement.

  Credit Facilities

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. This facility replaces El Paso's previous $3 billion revolving credit facility. Approximately $1 billion of other El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. El Paso's equity in several of its subsidiaries, including our equity in Bear Creek Storage, collateralizes the $3 billion revolving credit facility and the other financing arrangements.

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied on April 10, 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. We are not named as a defendant in this Fourth Amended Petition. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     Key. We were named as a defendant in Randall Key v. LDI Contractors, Inc., et al., filed in 2002 in the Circuit Court of Jefferson County, Alabama. The plaintiff, an employee of a contractor, suffered paralysis as a result of a coupling failure during a pipeline repressurization in May 2002. The plaintiff is seeking compensatory and punitive damages against us and two other defendants. We are pursuing contribution and indemnity from the codefendants and their insurers. The matter is set for trial in February 2004. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of September 30, 2003, we had no accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2003, we had accrued approximately $4 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, which we anticipate incurring through 2027. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our environmental remediation liabilities as of September 30, 2003 (in millions):

Balance as of January 1, 2003...............................  $ 4
Additions/Adjustments for remediation activities............    3
Payments for remediation activities.........................   (3)
                                                              ---
Balance as of September 30, 2003............................  $ 4
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $8 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2003, we estimate that our total remediation expenditures will be approximately $1 million, which primarily will be expended under government directed clean-up plans.

     Toca Air Permit Violation. On June 30, 2003, we met with the Louisiana Department of Environmental Quality (LDEQ) to notify LDEQ that we had discovered possible compliance issues with respect to operations at our Toca Compressor Station. In response to a request from LDEQ, we submitted a detailed report to LDEQ on September 23, 2003, documenting that there had been unpermitted VOC emissions from nine condensate storage tanks and a tank truck loading station. These unpermitted emissions have also triggered the need to revise various compliance certifications. We advised LDEQ that we would seek to revise our Title V Federal Operating Permit to accurately represent emissions from storage tanks and the truck loading station and would revise and update all prior certifications and reports to state correctly the emissions from these sources. The report also noted that our 1997 replacement and relocation of the nine storage tanks may result in a possible compliance issue with respect to the Prevention of Significant Deterioration Regulations.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

  Rates and Regulatory Matters

     Order No. 637. In February 2000, the FERC issued Order No. 637. Order 637 impacts the way pipelines conduct their operational activities, including how they release capacity, segment capacity and manage imbalance services, issue operational flow orders and impose pipeline penalties. In July 2001, we filed a settlement addressing our compliance with Order No. 637 and we received an order on the settlement from the FERC in April 2002. The FERC approved our settlement, subject to modifications related to our capacity segmentation proposal, and rejected our proposed changes to our cash-out mechanism. In response we sought rehearing and made another compliance filing. At its July 23, 2003 meeting, the FERC approved an order addressing our compliance filing and the requests for rehearing. After rehearing, the FERC accepted our capacity segmentation proposal. The FERC denied the rehearing requests regarding discounting to alternate points. The FERC also clarified that our penalty crediting tariff provision was acceptable. The FERC approved our operational flow order (OFO) proposal but limited the applicable penalty for a Type 3, Level 3 OFO to $15.00 per Dth. The FERC denied all requests for rehearing regarding our cashout mechanism. We filed revised tariff revisions and implemented Order No. 637 on September 1, 2003.

     Elba Island LNG Expansion. In April 2003, the FERC approved and issued a final order authorizing the proposed expansion of our Elba Island LNG terminal based on a precedent agreement for new firm terminalling service that we entered into with Shell NA LNG in December 2001. This expansion adds a new marine slip, a fourth storage tank with a capacity of 3.3 Bcfe, and new pumps and vaporizers that increase the design sendout rate from 446 MMcf/d to 806 MMcf/d and the maximum sendout rate from 675 MMcf/d to 1,215 MMcf/d. A service agreement at the maximum rates for thirty years was executed by us and Shell on May 27, 2003. The in-service date of the expansion is expected to be February 2006.

     South System II Expansion. In October 2001, we applied with the FERC to expand our south system by 360 MMcf/d at an estimated cost of $246 million, to serve existing, new and expanded gas-fired electric generation facilities. After requests from shippers we amended our application. In September 2002, the FERC issued a certificate authorizing the project, as modified. Construction of the Phase I facilities commenced in October 2002.

     In November 2002, we filed a petition to amend the September 2002 order to change the construction schedule to three phases and to provide for the joint ownership of the Port Wentworth meter station. In February 2003, the FERC granted our requested amendment. Construction will now be completed in three phases for this expansion. Service from our Phase I facilities began on September 8, 2003. We requested and received FERC authorization to begin construction of the Phase IA facilities, and construction began on these facilities in July 2003.

     In March 2003, one of the expansion shippers that had been determined to be non-creditworthy filed a complaint with the FERC requesting a finding that a $21 million security bond that it had been required to provide, representing an amount equivalent to approximately 30 months of reservation charges, violates provisions in our effective tariff, our firm transportation agreement and the FERC's policy on security requirements for non-creditworthy parties. In June 2003, the FERC issued an order denying the complaint stating that SNG's level of collateral did not violate its service agreements, its tariff, or the FERC's policy on creditworthiness. The FERC issued an order in October 2003 affirming its dismissal of the complaint.

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

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. We have filed comments with the FERC addressing our concerns with the proposed rules, participated in a public conference and filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

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

     In July 2003, the FERC issued an order that prospectively prohibits pipelines from negotiating rates based upon natural gas commodity price indices and imposes certain new filing requirements to ensure the transparency of negotiated rate transactions. Requests for rehearing were filed on August 25, 2003 and remain pending. We do not expect that the order or rehearing will have a material effect on us.

     Cash Management Rule. On October 23, 2003, the FERC approved a rule that requires a FERC regulated entity to file its cash management agreement with the FERC, maintain records of transactions involving its participation in the cash management program, compute its proprietary capital ratio quarterly based on criteria established by the FERC, and notify the FERC 45 days after the end of a calendar quarter whether its proprietary capital ratio falls below 30 percent and subsequently when its proprietary capital ratio returns to or exceeds 30 percent. In the rule, the FERC stated that the requirements imposed by the rule are not in the nature of a regulation governing participation in cash management programs and that the rule does not dictate the content or terms for participating in a cash management program. Although the rule is subject to rehearing, we do not believe an order on rehearing will have a material effect on us.

     On September 10, 2003, the Office of Executive Director of Regulatory Audits completed an industry-wide audit of the FERC Form 2 related to cash management. The audit included our affiliates, EPNG and Mojave. The audit did not identify any instances of non-compliance with the FERC's reporting and recording requirements but recommended that EPNG and Mojave revise and update their existing cash management agreements with El Paso. We are in the process of reviewing and revising our cash management agreement pursuant to this recommendation.

     Emergency Reconstruction of Interstate Natural Gas Facilities Rule. On May 19, 2003, the FERC issued a rule that amends its regulations to enable natural gas interstate pipeline companies, in emergency situations resulting in sudden, unanticipated loss of natural gas or capacity, to replace facilities when immediate action is required to restore service for the protection of life or health or for the maintenance of physical property. Specifically, the rule permits a pipeline to replace mainline facilities using a route other than an existing right-of-way, to commence construction without being subject to a 45-day waiting period, and to undertake projects that exceed the existing blanket cost constraints. It also requires that landowners be notified of potential construction, but provides for a possible waiver of the 30-day waiting period.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. Although we cannot predict the outcome of this rulemaking, we do not expect this order to have a material effect on us.

     FERC Inquiry. In February 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of its announcement of 2003 asset sales and plans for ANR Pipeline Company (an El Paso subsidiary) and us to issue a combined $700 million of long-term notes. The letter requested that El Paso explain how it intended to use the proceeds from the issuance of the notes and if the notes were to be included in the two regulated companies' capital structure for rate-setting purposes. Our response to the FERC was filed on March 12, 2003. On April 2, 2003, we received an additional request for information, to which we fully responded on April 15, 2003.

     Other Matters

     Enron Bankruptcy. In December 2001, Enron Corp. and a number of its subsidiaries, including Enron North America Corp. (ENA), filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. We had contracts with ENA for, among other things, the transportation of natural gas. Following the rejection of these contracts by ENA, we filed a proof of claim totaling $1.9 million with the Bankruptcy Court. We have fully reserved for the amounts due from ENA.

     In addition, we own 50 percent of the outstanding stock of Citrus Corp. with Enron. El Paso and Enron are parties to a Capital Stock Agreement that governs, among other things, the ownership of capital stock in Citrus. The Capital Stock Agreement contains restrictions on the transferability of the capital stock of Citrus. These restrictions include rights of first refusal if either owner desires to sell its interest in Citrus. Those shares must first be offered to the other stockholder before the shares can be sold or transferred to a party other than a wholly-owned subsidiary.

     On October 31, 2003, Enron filed a motion with the Bankruptcy Court seeking approval to assign the Capital Stock Agreement to CrossCountry Energy Corp., a newly created subsidiary which would acquire Enron's stock in Citrus Corp. and then be distributed to Enron's creditors. We will object to the motion on the basis that (1) we must consent to the assignment and (2) the assignment would effectively circumvent the transferability restrictions under the Capital Stock Agreement, including our right of first refusal.

     Duke. Contemporaneously with our issuance of notes in March 2003, El Paso contributed to us its 50 percent interest in Citrus. On March 7, 2003, CTC, a direct subsidiary of Citrus, filed suit against Duke Energy LNG Sales, Inc. titled Citrus Trading Corp. v. Duke Energy LNG Sales, Inc. in the District Court of Harris County, Texas seeking damages for breach of a gas supply contract pursuant to which CTC was entitled to purchase, through August 2005, up to 30.4 Bcf per year of regasified liquefied natural gas (LNG). On April 14, 2003, Duke forwarded to CTC a letter purporting to terminate the gas supply contract effective April 16, 2003, due to the alleged failure of CTC to increase the amount of an outstanding letter of credit backstopping its purchase obligations. On April 16, 2003, Duke filed an answer to the complaint, stating that (1) CTC had triggered the early termination of the gas supply agreement by allegedly failing to provide an adequate letter of credit to Duke; (2) CTC had breached the gas supply contract by allegedly violating certain use restrictions that required volumes equivalent to those purchased by CTC from Duke to be sold by CTC into the power generation market in the State of Florida; and (3) Duke was partially excused from performance under the gas supply agreement by reason of an alleged loss of supply of LNG on January 15, 2002 and would be fully excused from providing replacement gas upon the earlier of (i) 730 days or (ii) the incurrence of replacement costs equal to $60 million, escalated by the GNP implicit price deflator commencing January 1990 (approximately $79 million as of December 31, 2002). On April 29, 2003, Duke removed the pending litigation to federal court, based on the existence of foreign arbitration with its supplier of LNG, Sonatrading Amsterdam B.V., which had allegedly repudiated its supply contract as of January 27, 2003. On May 1, 2003, CTC notified Duke that it was in default under the gas supply contract, demanding cover damages for alternate supplies obtained by CTC beginning April 17, 2003. On May 23, 2003,

CTC filed a motion to remand the case back to state court. On June 2, 2003, CTC gave notice of early termination to Duke in preparation for the subsequent filing of an amended petition for monetary damages. On July 31, 2003, the federal court remanded this case back to state court. On August 18, 2003, Duke filed a third-party petition against Sonatrading, its Algerian LNG supplier. CTC opposed the petition since, even in the event of a failure to receive supplies from Algeria, Duke was required to furnish supplies to CTC for a stated period of time. On October 6, 2003, the court ruled that, although Duke may attempt to get service on Sonatrading, Duke's claim against its supplier will be tried separately (and thus not delay or otherwise impact this case). Also on October 6, 2003, CTC filed its amended petition against Duke seeking termination damages of $187 million. We do not expect the ultimate resolution of this matter to have a material adverse effect on us.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is possible that the outcome of these matters could impact our credit rating and that of our parent. Further, for environmental matters it is possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

  Investment in Unconsolidated Affiliates

     Our investments in unconsolidated affiliates consist of our equity ownership interests in Citrus and in Bear Creek Storage. Earnings from our unconsolidated affiliates for the quarters and nine months ended September 30, 2003 and 2002 are as follows:

                                                 QUARTER ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                ---------------       -----------------
                                                2003       2002       2003        2002
                                                ----       ----       -----       -----
                                                             (IN MILLIONS)
Operating results data:
  Operating revenues..........................  $63        $61        $183        $153
  Operating expenses..........................   30         24          78          62
  Net income(1)...............................   17         18          38          39

---------------
(1) The difference between our proportionate share of our equity investments' net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.

     In March 2003, El Paso contributed its 50 percent ownership interest in Citrus to us. Enron Corp. owns the other 50 percent. Citrus owns and operates Florida Gas Transmission, a 4,804 mile regulated pipeline system that extends from producing regions in Texas to markets in Florida. Our investment in Citrus is limited to our ownership of the voting stock of Citrus. El Paso has provided a parental guarantee of certain contractual obligations of Citrus Trading Corp.

     The ownership agreements of Citrus provide each partner with a right of first refusal to purchase the ownership interest of the other partner. We have no obligations, either written or oral, to acquire Enron's ownership interest in Citrus in the event Enron must sell its interest as a result of its current bankruptcy proceedings.

     Enron serves as the operator for Citrus. Although Enron filed for bankruptcy, there have been minimal changes in the operations and management of Citrus. Accordingly, Citrus has continued to operate as a jointly owned investment, over which we have significant influence, but not the ability to control.

     Summarized income statement information of our proportionate share of Citrus for the quarters and nine months ended September 30, 2003 and 2002 are as follows:

                                                 QUARTER ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                ---------------       -----------------
                                                2003       2002       2003        2002
                                                ----       ----       -----       -----
                                                             (IN MILLIONS)
Operating results data:
  Operating revenues..........................  $59        $56        $170        $139
  Operating expenses..........................   28         23          73          57
  Income from continuing operations...........   14         16          29          30
  Net income(1)...............................   14         16          29          30

---------------
(1) The difference between our proportionate share of our equity investments' net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of September 30, 2003 and December 31, 2002, we had advanced to El Paso $126 million and $430 million. The market rate of interest at September 30, 2003 was 3.5% and at December 31, 2002 was 1.5%. As of September 30, 2003 and December 31, 2002, we have classified $87 million and $369 million of these advances as non-current notes receivables from affiliates. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months. Also, in March 2003, we distributed dividends from retained earnings totaling approximately $600 million to our parent including approximately $310 million of outstanding affiliated receivables and approximately $290 million in cash.

     At September 30, 2003, we had other accounts receivable from related parties of $1 million. Accounts payable to affiliates was $29 million and $9 million at September 30, 2003 and December 31, 2002. These balances arose in the normal course of business.

     The following table shows revenues and charges from our affiliates for the quarters and nine months ended September 30, 2003 and 2002:

                                                                          NINE MONTHS
                                                   QUARTER ENDED             ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                  ---------------       ---------------
                                                  2003       2002       2003       2002
                                                  ----       ----       ----       ----
                                                              (IN MILLIONS)
Revenues from affiliates........................  $ 6        $12        $28        $34
Operations and maintenance from affiliates......   14         12         38         35

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our Combined Historical Financial Statements and the financial statements and notes presented in Item 1 of this Form 10-Q.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT, which includes the results of our consolidated and unconsolidated operations, is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments. In addition, this is the measurement used by El Paso to evaluate the operating performance of its business segments. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. As discussed in Item 1, Notes 1 and 6, in March 2003, El Paso contributed its 50 percent equity interest in Citrus to us. Our historical financial statements have been restated to reflect this transaction for all periods presented in this filing. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the periods ended September 30:

                                                   QUARTER ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                  ----------------    ------------------
                                                   2003      2002      2003       2002
                                                  ------    ------    -------    -------
                                                   (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..............................  $  111    $  101    $  342     $  304
Operating expenses..............................     (66)      (58)     (189)      (166)
                                                  ------    ------    ------     ------
  Operating income..............................      45        43       153        138
                                                  ------    ------    ------     ------
Earnings from unconsolidated affiliates.........      14        19        42         39
Other income....................................       3         2         9          6
                                                  ------    ------    ------     ------
  Other.........................................      17        21        51         45
                                                  ------    ------    ------     ------
     EBIT.......................................      62        64       204        183
Interest and debt expense.......................     (24)      (14)      (63)       (42)
Affiliated interest income......................       1         2         3          6
Income taxes....................................     (11)      (15)      (46)       (46)
                                                  ------    ------    ------     ------
     Income before cumulative effect of
       accounting change........................      28        37        98        101
Cumulative effect of accounting change, net of
  income taxes..................................      --        --        --         57
                                                  ------    ------    ------     ------
     Net income.................................  $   28    $   37    $   98     $  158
                                                  ======    ======    ======     ======
Throughput volumes (BBtu/d)(1)..................   2,961     3,133     3,098      3,144
                                                  ======    ======    ======     ======

---------------
(1) Throughput volumes include volumes associated with our 50 percent equity interest in Citrus. Prior period volumes have been restated to reflect our current year presentation which includes billable transportation throughput volume for storage injection.

  Third Quarter 2003 Compared to Third Quarter 2002

     Operating revenues for the quarter ended September 30, 2003, were $10 million higher than in 2002. The increase was primarily due to increased revenues of $7 million from our South System I and North System expansions, which were placed in service in the second and third quarters of 2003 and revenues of $2 million at our Elba Island facility. Also contributing to the increase in 2003 were higher sales under natural gas purchase contracts of $2 million. During 2003, our average realized price on sales under natural gas purchase contracts was $4.99/Dth versus $3.12/Dth in 2002. These gas sales are a result of a remaining gas purchase contract that the FERC allows us to market at prices that approximate our cost. Therefore, we do not earn significant profit margins on these gas sales, and these gas sales have no significant effect on our net results of operations.

     Operating expenses for the quarter ended September 30, 2003, were $8 million higher than in 2002. The increase was primarily due to higher purchased natural gas costs of $2 million due to higher prices in 2003. During 2003, our average gas cost on these purchases was $4.95/Dth versus $3.12/Dth in 2002. These gas costs result from the sales under natural gas purchase contracts discussed above. Also contributing to the increase was a $2 million accrual for environmental remediation costs in 2003 and operating costs of $1 million at our Elba Island facility that are fully recovered in our rates pursuant to our latest rate settlement. In addition, we incurred higher depreciation and ad valorem and franchise taxes of $1 million due to higher levels of property, plant and equipment resulting from system expansions.

     Other income for the quarter ended September 30, 2003 was $4 million lower than in 2002. The decrease was primarily due to $4 million in lower equity earnings on our investment in Citrus.

  Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Operating revenues for the nine months ended September 30, 2003, were $38 million higher than in 2002. The increase was primarily due to increased revenues of $15 million from our South System and North System expansions, which were placed in service in the second and third quarters of 2003, revenues of $6 million at our Elba Island facility and revenues of $5 million from sales of excess natural gas recoveries. Also contributing to the increase in 2003 were higher sales under natural gas purchase contracts as described above of $13 million. During 2003, our average realized price on sales under natural gas purchase contracts was $5.68/Dth versus $2.90/Dth in 2002.

     Operating expenses for the nine months ended September 30, 2003, were $23 million higher than in 2002. The increase was primarily due to higher purchased natural gas costs of $12 million due to higher prices in 2003. During 2003, our average gas cost on these purchases was $5.64/Dth versus $2.90/Dth in 2002. These gas costs result from purchases under the natural gas purchase contracts discussed above. Also contributing to the increase were operating costs of $3 million from our Elba Island facility that are fully recovered in our rates pursuant to our latest rate settlement, $2 million in higher depreciation and ad valorem and franchise taxes due to system expansion and a $2 million accrual for environmental remediation costs. In addition, we had higher allocated overhead costs of $3 million from our parent in 2003 versus 2002. Allocated costs for 2002 included a downward adjustment of $3 million to reflect reduced compensation expenses.

     Other income for the nine months ended September 30, 2003, was $6 million higher than in 2002. The increase was primarily due to $3 million in higher equity earnings on our investment in Citrus and higher allowance for funds used during construction in 2003 of $4 million due to higher levels of construction in 2003.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter and nine months ended September 30, 2003, was $10 million and $21 million higher than the same period in 2002 primarily due to the issuance of $400 million of senior unsecured notes in March 2003.

AFFILIATED INTEREST INCOME

  Third Quarter 2003 Compared to Third Quarter 2002

     Affiliated interest income for the quarter ended September 30, 2003, was $1 million lower than the same period in 2002 due to lower average advances to El Paso under its cash management program, offset by higher short-term interest rates in 2003. The average advance balance for the third quarter of $461 million in 2002 decreased to $112 million during the same period in 2003. The average short-term interest rates for the third quarter increased from 1.8% in 2002 to 1.9% during the same period in 2003.

  Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Affiliated interest income for the nine months ended September 30, 2003, was $3 million lower than the same period in 2002 due to lower average advances to El Paso under its cash management program and lower short-term interest rates in 2003. The average advance balance for the nine months ended September 30, 2002 of $443 million decreased to $246 million during the same period in 2003. The average short-term interest rates for the nine months ended decreased from 1.9% in 2002 to 1.6% during the same period in 2003.

INCOME TAXES

                                                QUARTER ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                               ----------------        ------------------
                                               2003        2002        2003         2002
                                               ----        ----        -----        -----
                                                    (IN MILLIONS, EXCEPT FOR RATES)
Income taxes.................................  $11         $15          $46          $46
Effective tax rate...........................   28%         29%          32%          31%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to state income taxes and earnings from unconsolidated affiliates where we anticipate receiving dividends.

OTHER

     In the third quarter of 2002, the FERC approved our South System II project and related compressor facilities. This expansion has a design capacity of 330 MMcf/d. The construction will be undertaken in three phases. Phase I was placed in service in September 2003. The targeted in service dates for Phase IA and Phase II are November 2003 and May 2004. The South System II project will increase our firm transportation capacity along our south mainline to Alabama, Georgia and South Carolina. Current cost estimates are approximately $242 million, and current expenditures to date as of September 30, 2003 are approximately $165 million.

     On May 31, 2002, we filed with the FERC to expand our Elba Island LNG facility for estimated capital costs of $148 million. This expansion will increase the design sendout rate of the facility from 446 MMcf/d to 806 MMcf/d. On April 10, 2003, the FERC approved our expansion. Construction commenced in July 2003 with an in-service date expected to be in the first quarter of 2006.

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

     In March 2003, we issued $400 million of senior unsecured notes with an annual interest rate of 8.875% due 2010. In addition, El Paso's contribution of its 50 percent ownership interest in Citrus increased our overall market risks as discussed in our Combined Historical Financial Statements. There were no other material changes in our quantitative and qualitative disclosures about market risks from those as of December 31, 2002.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *31.A    Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.

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

                                            SOUTHERN NATURAL GAS COMPANY

Date: November 10, 2003                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: November 10, 2003                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *31.A    Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.