Form 10-Q
period 2004-03-31
SOUTHERN NATURAL GAS CO
filed 2004-05-14
CIK 92232

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     Common stock, par value $1 per share. Shares outstanding on May 14, 2004:
1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   11
          Risk Factors and Cautionary Statements Regarding
            Forward-Looking Statements................................   15
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   16
Item 4.   Controls and Procedures.....................................   16

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   17
Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
            of Equity Securities......................................   17
Item 3.   Defaults Upon Senior Securities.............................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17
Item 5.   Other Information...........................................   17
Item 6.   Exhibits and Reports on Form 8-K............................   17
          Signatures..................................................   18

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Mcf      = thousand cubic feet
MMcf     = million cubic feet
Tcfe     = trillion cubic feet equivalent

    When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

    When we refer to "us," "we," "our," or "ours," we are describing Southern Natural Gas Company and/or our subsidiaries.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2004     2003
                                                              ----     ----
Operating revenues..........................................  $128     $120
                                                              ----     ----
Operating expenses
  Operation and maintenance.................................    46       45
  Depreciation, depletion and amortization..................    13       12
  Taxes, other than income taxes............................     6        5
                                                              ----     ----
                                                                65       62
                                                              ----     ----
Operating income............................................    63       58
Earnings from unconsolidated affiliates.....................    10       19
Other income, net...........................................     2        3
Interest and debt expense...................................   (23)     (16)
Affiliated interest income..................................     1        2
                                                              ----     ----
Income before income taxes..................................    53       66
Income taxes................................................    17       22
                                                              ----     ----
Net income..................................................  $ 36     $ 44
                                                              ----     ----
Comprehensive income........................................  $ 36     $ 44
                                                              ====     ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   -------------
                                        ASSETS

Current assets
  Cash and cash equivalents.................................   $   --        $   --
  Accounts and notes receivable
     Customer, net of allowance of $3 in 2004 and 2003......       53            83
     Other..................................................        1             1
  Materials and supplies....................................       12            12
  Other.....................................................       17            12
                                                               ------        ------
          Total current assets..............................       83           108
                                                               ------        ------
Property, plant and equipment, at cost......................    3,109         3,055
  Less accumulated depreciation, depletion and
     amortization...........................................    1,333         1,326
                                                               ------        ------
          Total property, plant and equipment, net..........    1,776         1,729
                                                               ------        ------
Other assets
  Investments in unconsolidated affiliates..................      798           788
  Notes receivable from affiliate...........................      135           153
  Regulatory assets.........................................       40            35
  Other.....................................................       16            17
                                                               ------        ------
                                                                  989           993
                                                               ------        ------
          Total assets......................................   $2,848        $2,830
                                                               ======        ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................   $   33        $   34
     Affiliates.............................................        8             8
     Other..................................................       --             1
  Accrued interest..........................................       10            30
  Taxes payable.............................................       64            59
  Contractual deposits......................................        4            13
  Other.....................................................        3             5
                                                               ------        ------
          Total current liabilities.........................      122           150
                                                               ------        ------
Long-term debt..............................................    1,194         1,194
                                                               ------        ------
Other liabilities
  Deferred income taxes.....................................      295           286
  Other.....................................................       55            54
                                                               ------        ------
                                                                  350           340
                                                               ------        ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding.....................       --            --
  Additional paid-in capital................................      340           340
  Retained earnings.........................................      850           814
  Accumulated other comprehensive loss......................       (8)           (8)
                                                               ------        ------
          Total stockholder's equity........................    1,182         1,146
                                                               ------        ------
          Total liabilities and stockholder's equity........   $2,848        $2,830
                                                               ======        ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2004      2003
                                                              ----      -----
Cash flows from operating activities
  Net income................................................  $ 36      $  44
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............    13         12
     Deferred income tax expense............................     9         16
     Undistributed earnings of unconsolidated affiliates....   (10)       (17)
     Other non-cash income adjustments......................    (1)        (1)
     Asset and liability changes............................   (17)        11
                                                              ----      -----
          Net cash provided by operating activities.........    30         65
                                                              ----      -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (47)       (48)
  Net change in affiliate advances..........................    17        (21)
  Proceeds from the sale of assets..........................    --          4
                                                              ----      -----
          Net cash used in investing activities.............   (30)       (65)
                                                              ----      -----
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt..........    --        385
  Dividends paid............................................    --       (290)
                                                              ----      -----
          Net cash provided by financing activities.........    --         95
                                                              ----      -----
Net change in cash and cash equivalents.....................    --         95
Cash and cash equivalents
  Beginning of period.......................................    --         --
                                                              ----      -----
  End of period.............................................  $ --      $  95
                                                              ====      =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2004 and for the quarters ended March 31, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     On May 3, 2004, El Paso announced that the results of its internal investigation confirmed that its historical financial statements should be restated to reflect its previously announced revisions to its natural gas and oil reserve estimates. El Paso believes that a material restatement of its financial statements would have constituted an event of default under its $3 billion revolving credit facility and various other financings; specifically under the provisions of these arrangements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. El Paso has received waivers on its $3 billion revolving credit facility and these other financing transactions to address these issues, and these waivers continue to be effective. These waivers require that El Paso issue its December 31, 2003 financial statements by June 15, 2004. Otherwise, El Paso would need to obtain additional waivers to avoid an event of default. Based upon a review of our financing transactions, we do not believe that a default on El Paso's $3 billion revolving credit facility constitutes an event of default on our debt agreements.

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically and consistently provided cash to El Paso under this program, and as of March 31, 2004, we had a cash advance receivable from El Paso of $135 million, classified as a non-current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amounts owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity. Furthermore, we would still be required to repay affiliated company payables. Write-downs that cause our debt to EBITDA (as defined in our agreements) ratio to exceed 6 to 1 could prohibit us from incurring additional debt. However, this non-cash equity reduction would not result in an event of default under our existing debt securities.

     Our equity investment in Bear Creek Storage Company (Bear Creek) serves as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under this facility or those other financing transactions were to exercise their rights to this collateral, our investment could be liquidated. However, this liquidation would not constitute an event of default under our existing debt agreements.

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

3. ACCOUNTING FOR HEDGING ACTIVITIES

     As of March 31, 2004 and December 31, 2003, our equity interest in the value of Citrus Corp.'s (Citrus) cash flow hedges included in accumulated other comprehensive income was an unrealized loss of $8 million, net of income taxes. This amount will be reclassified to earnings over the term of Citrus' outstanding debt. We estimate that $1 million of this unrealized loss will be reclassified from accumulated other comprehensive loss over the next twelve months. For the quarters ended March 31, 2004, and 2003, no ineffectiveness was recorded in earnings on these cash flow hedges.

4. CREDIT FACILITIES

     El Paso maintains a $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. We are not a borrower under El Paso's $3 billion revolving credit facility; however, El Paso's equity in several of its subsidiaries, including our equity in Bear Creek, collateralizes the $3 billion revolving credit facility and other financing arrangements including leases, letters of credit and other facilities. See Note 2 for a discussion regarding El Paso's waivers on the $3 billion revolving credit facility.

     Under our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements), the most restrictive of which shall not exceed 6 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in El Paso's cash management program discussed in Note 7.

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

     In addition to the above matters, we and our subsidiaries and affiliates are named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of March 31, 2004, we had accrued $1 million for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2004, we had accrued approximately $2 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our environmental remediation liabilities as of March 31, 2004 (in millions):

Balance as of January 1, 2004...............................  $ 3
Payments for remediation activities.........................   (1)
                                                              ---
Balance as of March 31, 2004................................  $ 2
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $9 million in the aggregate for the years 2004 through 2006, excluding Toca Air Permit Violation discussed below. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $2 million, which primarily will be expended under government directed clean-up plans.

     Toca Air Permit Violation. In June 2003, we notified the Louisiana Department of Environmental Quality (LDEQ) that we had discovered possible compliance issues with respect to operations at our Toca Compressor Station. In response to a request from the LDEQ, we submitted a report in September 2003 documenting that there had been unpermitted emissions from nine condensate storage tanks and a tank truck loading station. In December 2003, the LDEQ issued an order requiring us to correct the existing operating permit and achieve compliance with federal and state laws and regulations. Our Toca Compressor Station will invest an estimated $6 million to upgrade the station's environmental controls by 2005. We filed a revised permit application and a plan for compliance with the LDEQ in January 2004. The LDEQ has indicated that it will assess a penalty of $66,000 to resolve this matter.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2004, we have made no accruals related to this site. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimate could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in our estimates.

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

     While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position, and our cash flows.

  Other Matters

     Atlanta Gas Light. The majority of our contracts for firm transportation service with our largest customer, Atlanta Gas Light Company (AGL), were due to expire in 2005. On January 15, 2004, we and AGL executed a Letter of Intent
(LOI) pursuant to which AGL agreed to extend its firm transportation service contracts with us for 926,534 Mcf/d for a weighted average term of 6.5 years between 2008 and 2015 in exchange for the sale by us to AGL of approximately 250 miles of certain pipeline facilities and 8 measurement facilities in the metropolitan Atlanta area at a transfer price of approximately $33 million. We and AGL reached an agreement on terms for the contract extensions and facility sales and executed the definitive agreements to implement the transactions on April 14, 2004, subject to the Federal Energy Regulatory Commission (FERC) approval and the approval of the Georgia Public Service Commission. We are preparing the FERC application which is anticipated to be filed on or about May 18, 2004.

     Enron Bankruptcy. In December 2001, Enron Corp. (Enron) and a number of its subsidiaries, including Enron North America Corp. (ENA), filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. We had contracts with ENA for, among other things, the transportation of natural gas. Following the rejection of these contracts by ENA, we filed a proof of claim totaling $1.9 million with the Bankruptcy Court. We have fully reserved for the amounts due from ENA.

     In addition, we own 50 percent of the outstanding stock of Citrus with Enron owning the other 50 percent. El Paso and Enron are parties to a Capital Stock Agreement that governs, among other things, the ownership of capital stock in Citrus. The Capital Stock Agreement contains restrictions on the transferability of the capital stock of Citrus. These restrictions include rights of first refusal if either owner desires to sell its interest in Citrus. Those shares must first be offered to the other stockholder before the shares can be sold or transferred to a party other than a wholly-owned subsidiary.

     On October 31, 2003, Enron filed a motion with the Bankruptcy Court seeking approval to assign the Capital Stock Agreement to CrossCountry Energy Corp., which would acquire Enron's stock in Citrus and then be distributed to Enron's creditors. We objected to the motion on the basis that (1) we must consent to the assignment and (2) the assignment would effectively circumvent the transferability restrictions under the Capital Stock Agreement, including our right of first refusal. The Bankruptcy Court granted the motion to assign the Capital Stock Agreement on December 1, 2003. By letter dated March 31, 2004, Enron gave notice that this assignment would be effective on April 1, 2004. A hearing is scheduled on Enron's Amended Plan of Reorganization on June 3, 2004.

     Duke. On March 7, 2003, Citrus Trading Corporation (CTC), a direct subsidiary of Citrus, filed suit against Duke Energy LNG Sales, Inc. (Duke) titled Citrus Trading Corp. v. Duke Energy LNG Sales, Inc. in the District Court of Harris County, Texas seeking damages for breach of a gas supply contract.

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

     In August 2003, Duke filed a third-party petition against Sonatrading. In October 2003, CTC filed an amended complaint, alleging wrongful contract termination and specifying damages of $185 million. Also in October 2003, Duke filed various petitions claiming that Sonatrading's breach of contract resulted in its being responsible for any damages the court may ultimately find Duke owes to Citrus. In October 2003, the case was removed to federal court. In November 2003, pursuant to a judicial order, CTC filed an amended complaint against Duke. On March 8, 2004, CTC sent a demand letter to PanEnergy Corp. (PanEnergy), the holding company of Duke, insisting on a financial guarantee from PanEnergy of the $185 million. On April 14, 2004, CTC filed an amended complaint and counter-claim, joining PanEnergy to the proceeding. On April 21, 2004, Duke filed an answer and an amended counter-claim joining Citrus. We do not expect the ultimate resolution of this matter to have a material adverse effect on us.

     CFTC Investigation. In April 2004, ANR Storage Company and Blue Lake Gas Storage Company, our affiliates, received subpoenas from the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, the CFTC requested the companies to provide information, on behalf of themselves and their affiliates, relating to storage reports provided to the Energy Information Administration for the period October 2003 through December 2003. It is our understanding that the CFTC is conducting an industry-wide investigation. We are cooperating with the CFTC's investigation and have provided requested information for the relevant time period regarding our storage operations at Bear Creek and Muldon Field.

     While the outcome of these matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position, and our cash flows.

6. RETIREMENT BENEFITS

     The components of our postretirement benefit costs for the quarters ended March 31 are as follows:

                                                              2004     2003
                                                              -----    -----
                                                              (IN MILLIONS)
Interest costs..............................................   $ 2      $1
Expected return on plan assets..............................    (1)     --
                                                               ---      --
Net postretirement benefit cost.............................   $ 1      $1
                                                               ===      ==

7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND TRANSACTIONS WITH AFFILIATES

  Investments in Unconsolidated Affiliates

     Our investments in unconsolidated affiliates consist of our equity ownership interests in Citrus and Bear Creek. Summarized income statement information of our proportionate share of our unconsolidated affiliates for the quarters ended March 31 are as follows:

                                                              2004      2003
                                                              ----      ----
                                                              (IN MILLIONS)
Operating results data:
  Operating revenues........................................  $56       $80
  Operating expenses........................................   25        42
  Net income(1).............................................   10        14

---------------
(1) The difference between our proportionate share of our equity investments' net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.

     Summarized income statement information of our proportionate share of Citrus for the quarters ended March 31 are as follows:

                                                              2004      2003
                                                              ----      ----
                                                              (IN MILLIONS)
Operating results data:
  Operating revenues........................................  $51       $75
  Operating expenses........................................   23        41
  Income from continuing operations.........................    7        11
  Net income(1).............................................    7        11

---------------
(1) The difference between our proportionate share of our equity investments' net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of March 31, 2004 and December 31, 2003, we had advanced to El Paso $135 million and $153 million. The market rate of interest at March 31, 2004 was 2.5% and at December 31, 2003 was 2.8%. These receivables are due upon demand; however, as of March 31, 2004 and December 31, 2003, we have classified these advances as non-current notes receivables from affiliates because we do not anticipate settlement within the next twelve months. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     We had accounts payable to affiliates of $8 million at March 31, 2004 and December 31, 2003. These balances arose in the normal course of business.

     The following table shows revenues and charges from our affiliates for the quarters ended March 31:

                                                              2004      2003
                                                              ----      ----
                                                              (IN MILLIONS)
Revenues from affiliates....................................  $ 4       $11
Operations and maintenance expenses from affiliates.........   10        13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2003 Form 10-K and the financial statements and notes presented in Item 1 of this Form 10-Q.

                             RESULTS OF OPERATIONS

     Our management, as well as El Paso's management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.

     The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the quarters ended March 31:

                                                                2004        2003
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Operating revenues..........................................   $  128      $  120
Operating expenses..........................................      (65)        (62)
                                                               ------      ------
  Operating income..........................................       63          58
                                                               ------      ------
Earnings from unconsolidated affiliates.....................       10          19
Other income, net...........................................        2           3
                                                               ------      ------
  Other.....................................................       12          22
                                                               ------      ------
          EBIT..............................................       75          80
Interest and debt expense...................................      (23)        (16)
Affiliated interest income..................................        1           2
Income taxes................................................      (17)        (22)
                                                               ------      ------
          Net income........................................   $   36      $   44
                                                               ======      ======
Throughput volumes (BBtu/d)(1)..............................    3,510       3,368
                                                               ======      ======

---------------

(1) Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus and billable transportation throughput volumes for storage injection.

OPERATING RESULTS (EBIT)

     The following factors contributed to our overall EBIT reduction to $75 million for the three months ended March 31, 2004 from $80 million for the three months ended March 31, 2003:

                                                        REVENUES   EXPENSE   OTHER     EBIT
                                                         IMPACT    IMPACT    IMPACT   IMPACT
                                                        --------   -------   ------   ------
                                                                   (IN MILLIONS)
                                                                INCREASE/(DECREASE)
Mainline expansions...................................    $10        $(2)     $ (2)    $ 6
Interruptible revenue.................................     (1)        --        --      (1)
Gas sales activities..................................     (3)         3        --      --
Equity in Citrus' earnings due to gas sales activities
  at CTC..............................................     --         --        (9)     (9)
Other income/expense..................................      2         (3)       --      (1)
                                                          ---        ---      ----     ---
     Totals...........................................    $ 8         (2)     $(11)    $(5)
                                                          ===        ===      ====     ===

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter ended March 31, 2004, was $7 million higher than the same period in 2003 primarily due to the issuance in March 2003 of $400 million senior unsecured notes with an annual interest rate of 8.875%.

AFFILIATED INTEREST INCOME

     Affiliated interest income for the quarter ended March 31, 2004, was $1 million lower than the same period in 2003 due to higher interest rates on average advances to El Paso under its cash management program, offset by lower average balances of these advances. The average advance balance for the first quarter of 2003 was $452 million and decreased to $141 million during the same period in 2004. The average short-term interest rate for the first quarter increased from 1.4% in 2003 to 2.7% during the same period in 2004.

INCOME TAXES

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2004         2003
                                                              -----        -----
                                                                (IN MILLIONS,
                                                              EXCEPT FOR RATES)
Income taxes................................................   $17          $22
Effective tax rate..........................................    32%          33%

     Our effective tax rates were different than the statutory rate of 35 percent, primarily due to the effect of state income taxes, offset by the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends.

EXPANSION PROJECTS

     In the third quarter of 2002, the FERC approved our South System II project and related compressor facilities. This expansion has a design capacity of 330 MMcf/d. Construction will be completed in three phases. Phase I was placed in service in September 2003 and Phase IA was placed in service in November 2003. The targeted in service date for Phase II is May 2004. The South System II project will increase our firm transportation capacity along our south mainline to Alabama, Georgia and South Carolina. Current cost estimates are approximately $242 million, and current expenditures as of March 31, 2004 are approximately $226 million.

     In April 2003, the FERC approved our expansion of our Elba Island LNG facility to increase the design sendout rate of the facility from 446 MMcf/d to 806 MMcf/d. Current cost estimates for the expansion are approximately $159 million, and current expenditures as of March 31, 2004 are approximately $31 million. Construction commenced in July 2003 with an in-service date expected to be in February 2006.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances as investing activities in our statement of cash flows. As of March 31, 2004, we had receivables from El Paso of $135 million as a result of this program. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months. As of March 31, 2004, these receivables were classified as non-current notes receivable from affiliates in our balance sheet. As a result of announcements by El Paso related to the restatement of its natural gas and oil reserves, our ability to recover the amounts advanced under El Paso's cash management program could be impacted.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amounts owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity. Furthermore, we would still be required to repay affiliated company payables. Write-downs that cause our debt to EBITDA (as defined in our agreements) ratio to exceed 6 to 1 could prohibit us from incurring additional debt. However, this non-cash equity reduction would not result in an event of default under our existing debt agreements.

     Our equity investment in Bear Creek serves as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under this facility or those other financing transactions were to exercise their rights to this collateral, our investment could be liquidated. However, this liquidation would not constitute an event of default under our existing debt agreements.

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

     Our cash flows for the quarters ended March 31 were as follows:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 30    $ 65
Cash flows from investing activities........................   (30)    (65)
Cash flows from financing activities........................    --      95(1)

---------------

(1) Represents net proceeds from the issuance of $400 million of long-term debt in March 2003, net of a dividend paid to our parent.

  Cash Flows from Operating Activities

     Net cash provided by operating activities was $30 million for the first three months of 2004 versus $65 million in the same period of 2003. This decrease was primarily due to higher interest payments of $14 million in 2004 resulting from additional long-term debt issued in 2003 and $10 million of customer deposits returned in 2004. Also contributing to the decrease was an $8 million cash outflow for the replacement of stored gas. The remaining decrease is due to various changes in assets and liabilities.

  Cash Flows from Investing Activities

     Net cash used in investing activities for the three months ended March 31, 2004 consisted of $47 million in capital expenditures, primarily for our pipeline and LNG terminal expansions, offset by a $17 million reduction in advances to our affiliate.

CAPITAL EXPENDITURES

     Our capital expenditures for the quarter ended March 31, 2004 were approximately $47 million. Under our current plan, we expect to spend $195 million during 2004 for capital expenditures, consisting of $125 million to expand the capacity of our system and $70 million for maintenance capital. We expect to fund our maintenance and expansion capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program, subject to the factors discussed above.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

    RISK FACTORS AND CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission, from time to time, and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso is currently rated Caa1 by Moody's (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook), which are below investment grade ratings. Our senior unsecured indebtedness is currently rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). These debt ratings will increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of its downgrades over the last two years, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has a long-range plan that, among other things, defines its future businesses, targets significant debt reduction and establishes financial goals. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of March 31, 2004, we have net receivables of approximately $127 million from El Paso and its affiliates. El Paso provides cash management and other corporate services to us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we would still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 1, Financial Statements, Note 7.

     In May 2004, El Paso announced that the results of its internal review of its natural gas and oil reserves confirmed its previous assessment that the financial statements for El Paso and its subsidiaries, El Paso CGP Company (EPCGP) and El Paso Production Holding Company (EPPH), should be restated. At this time, these financial statements have not been filed. Also, as a result of its reduction in reserve estimates, several class action lawsuits have been filed against El Paso and several of its subsidiaries, but not against us. The reduction in reserve estimates has also become the subject of an SEC investigation and may become the subject of separate inquiries by other governmental regulatory agencies. These investigations and lawsuits may further negatively impact El Paso's credit ratings and place further demands on its liquidity. See Item 1, Financial Statements, Note 2 for a further discussion of these matters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2003, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the internal controls over financial reporting as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

     We strive to maintain disclosure controls and procedures and internal controls over financial reporting that are designed to ensure that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the required timeframes, and that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In doing so, we recognize that the effectiveness of our or any system of controls and procedures is subject to limitations, including the exercise of judgment in the design, implementation and evaluation of controls and procedures, the assumptions used in identifying future events and the ability to completely eliminate misconduct. As a result, there is no assurance that our or any controls and procedures will prevent all errors and all fraud. By their nature, controls and procedures can provide only reasonable assurance regarding our control objectives.

     Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls are effective. We are currently documenting and reviewing our internal controls to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002 by December 31, 2004. While we are not aware of any items at this time that constitute material weaknesses, as that term is defined in Auditing Standards (AU) Section 325, we are identifying areas where our processes can be improved, and are actively working to implement those improvements. Furthermore, as we continue our compliance review, we may identify additional matters which may need to be reported or which may constitute material weaknesses in our internal controls over financial reporting. Although we have identified deficiencies in our system of internal controls over financial reporting, we do not believe these deficiencies have had, or are reasonably likely to have, a material impact on our financial statements. In addition, there have been no changes during the period in our internal controls over financial reporting that would adversely affect our ability to provide, with reasonable assurance, reliable information required in our reports submitted under the Securities Exchange Act of 1934.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                            SOUTHERN NATURAL GAS COMPANY

Date: May 14, 2004                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: May 14, 2004                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

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