Form 10-Q
period 2004-06-30
SOUTHERN NATURAL GAS CO
filed 2004-08-13
CIK 92232

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Common stock, par value $1 per share. Shares outstanding on August 13, 2004: 1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   11
          Risk Factors and Cautionary Statements Regarding
            Forward-Looking Statements................................   15
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   16
Item 4.   Controls and Procedures.....................................   16

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   17
Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and
            Issuer Purchases of Equity Securities.....................   17
Item 3.   Defaults Upon Senior Securities.............................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17
Item 5.   Other Information...........................................   17
Item 6.   Exhibits and Reports on Form 8-K............................   17
          Signatures..................................................   19

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                          QUARTER ENDED       SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                          --------------      ----------------
                                                          2004      2003      2004       2003
                                                          ----      ----      -----      -----
Operating revenues......................................  $118      $111      $246       $231
                                                          ----      ----      ----       ----
Operating expenses
  Operation and maintenance.............................    48        44        94         89
  Depreciation, depletion and amortization..............    12        11        25         23
  Taxes, other than income taxes........................     6         6        12         11
                                                          ----      ----      ----       ----
                                                            66        61       131        123
                                                          ----      ----      ----       ----
Operating income........................................    52        50       115        108
Earnings from unconsolidated affiliates.................    24         9        34         28
Other income, net.......................................     3         3         5          6
Interest and debt expense...............................   (24)      (23)      (47)       (39)
Affiliated interest income, net.........................     1        --         2          2
                                                          ----      ----      ----       ----
Income before income taxes..............................    56        39       109        105
Income taxes............................................    17        13        34         35
                                                          ----      ----      ----       ----
Net income..............................................  $ 39      $ 26      $ 75       $ 70
                                                          ----      ----      ----       ----
Comprehensive income....................................  $ 39      $ 26      $ 75       $ 70
                                                          ====      ====      ====       ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   -------------
                                        ASSETS

Current assets
  Cash and cash equivalents.................................   $   --       $   --
  Accounts and notes receivable
     Customer, net of allowance of $3 in 2004 and 2003......       51           83
     Other..................................................        1            1
  Materials and supplies....................................       12           12
  Other.....................................................       17           12
                                                               ------       ------
          Total current assets..............................       81          108
                                                               ------       ------
Property, plant and equipment, at cost......................    3,152        3,055
  Less accumulated depreciation, depletion and
     amortization...........................................    1,338        1,326
                                                               ------       ------
          Total property, plant and equipment, net..........    1,814        1,729
                                                               ------       ------
Other assets
  Investments in unconsolidated affiliates..................      822          788
  Notes receivable from affiliate...........................      160          153
  Regulatory assets.........................................       43           35
  Other.....................................................       15           17
                                                               ------       ------
                                                                1,040          993
                                                               ------       ------
          Total assets......................................   $2,935       $2,830
                                                               ======       ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................   $   43       $   34
     Affiliates.............................................        8            8
     Other..................................................       --            1
  Accrued interest..........................................       30           30
  Taxes payable.............................................       82           59
  Contractual deposits......................................        4           13
  Other.....................................................        3            5
                                                               ------       ------
          Total current liabilities.........................      170          150
                                                               ------       ------
Long-term debt..............................................    1,194        1,194
                                                               ------       ------
Other liabilities
  Deferred income taxes.....................................      296          286
  Other.....................................................       54           54
                                                               ------       ------
                                                                  350          340
                                                               ------       ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding.....................       --           --
  Additional paid-in capital................................      340          340
  Retained earnings.........................................      889          814
  Accumulated other comprehensive loss......................       (8)          (8)
                                                               ------       ------
          Total stockholder's equity........................    1,221        1,146
                                                               ------       ------
          Total liabilities and stockholder's equity........   $2,935       $2,830
                                                               ======       ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                              2004        2003
                                                              -----      ------
Cash flows from operating activities
  Net income................................................  $ 75       $  70
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............    25          23
     Deferred income tax expense............................    10          25
     Undistributed earnings of unconsolidated affiliates....   (34)        (26)
     Other non-cash income adjustments......................    (2)         --
     Asset and liability changes............................    25          24
                                                              ----       -----
          Net cash provided by operating activities.........    99         116
                                                              ----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (92)       (119)
  Net change in affiliate advances..........................    (7)         (5)
  Proceeds from the sale of assets..........................    --           9
                                                              ----       -----
          Net cash used in investing activities.............   (99)       (115)
                                                              ----       -----
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt..........    --         384
  Dividends paid............................................    --        (290)
                                                              ----       -----
          Net cash provided by financing activities.........    --          94
                                                              ----       -----
Net change in cash and cash equivalents.....................    --          95
Cash and cash equivalents
  Beginning of period.......................................    --          --
                                                              ----       -----
  End of period.............................................  $ --       $  95
                                                              ====       =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2004 and for the quarters and six months ended June 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     In May 2004, El Paso announced that the results of an independent investigation confirmed that its historical financial statements should be restated to reflect previously announced revisions to its natural gas and oil reserve estimates. El Paso believes that a material restatement of its financial statements would have constituted an event of default under its $3 billion revolving credit facility and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. Beginning in March 2004, El Paso received a series of waivers on its $3 billion revolving credit facility and these other financing transactions to address these issues. In August 2004, El Paso announced that its financial statements would likely be further restated for an issue related to the manner in which it historically accounted for hedges of its natural gas production. To address the issues relating to the further restatement, on August 6, 2004, El Paso received a third waiver on its $3 billion revolving credit facility which waived any defaults related to representations and warranties of the accuracy of its historical financial statements, amended its debt to capitalization ratio, extended the filing deadline for its December 31, 2003 annual financial statements until September 30, 2004, and extended the filing deadline for its March 31, 2004 and June 30, 2004 quarterly financial statements until November 30, 2004. The August waiver to the $3 billion revolving credit facility also placed restrictions on the voluntary prepayment of El Paso's and its subsidiaries debt that matures after June 30, 2005, amended one of the defined event of default provisions and also provided that if El Paso or any of its significant subsidiaries receives or is required to provide a notice of default on any other debt or guaranty of debt that in the aggregate exceeds $100 million, El Paso will have 29 days to file its financial statements (not to go beyond September 30, 2004, in the case of its December 31, 2003 financial statements and November 30, 2004, in the case of its March 31, 2004 and June 30, 2004 financial statements). If El Paso does not file its financial statements by these required dates, El Paso would need to obtain additional waivers to avoid an event of default. Based upon a review of our financing transactions, we believe that a default on El Paso's $3 billion revolving credit facility would not constitute an event of default on our other debt agreements.

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash to El Paso under this program, and as of June 30, 2004, we had a cash advance receivable from El Paso of $160 million, classified as a non-current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 6 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     Our equity investment in Bear Creek Storage Company (Bear Creek) serves as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under these facilities were to exercise their rights to this collateral, our investment could be liquidated. However, this liquidation would not constitute an event of default under our existing debt agreements.

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

     Finally, we have cross-acceleration provisions in our long-term debt agreements that state that should we incur an event of default under which borrowings in excess of $10 million are accelerated, our long-term debt could also be accelerated. The acceleration of our long-term debt would adversely affect our liquidity position and, in turn, our financial condition.

3. ACCOUNTING FOR HEDGING ACTIVITIES

     As of June 30, 2004 and December 31, 2003, our equity interest in the value of Citrus Corp.'s (Citrus) cash flow hedges included in accumulated other comprehensive income was an unrealized loss of $8 million, net of income taxes. This amount will be reclassified to earnings over the term of Citrus' outstanding debt. We estimate that $1 million of this unrealized loss will be reclassified from accumulated other comprehensive loss over the next twelve months. For the quarters and six months ended June 30, 2004, and 2003, no ineffectiveness was recorded in earnings on these cash flow hedges.

4. CREDIT FACILITIES

     El Paso maintains a $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. We are not a borrower under El Paso's $3 billion revolving credit facility; however, El Paso's equity in several of its subsidiaries, including our equity in Bear Creek, collateralizes the $3 billion revolving credit facility and $303 million of other financing arrangements including leases, letters of credit and other credit facilities. See Note 2 for a discussion regarding El Paso's waivers on the $3 billion revolving credit facility.

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

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of June 30, 2004, we had accrued approximately $1 million for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2004, we had accrued approximately $2 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our environmental remediation liabilities as of June 30, 2004 (in millions):

Balance as of January 1, 2004...............................  $ 3
Additions/adjustments for remediation activity..............    1
Payments for remediation activities.........................   (2)
                                                              ---
Balance as of June 30, 2004.................................  $ 2
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $9 million in the aggregate for the years 2004 through 2006, excluding Toca Air Permit Violation discussed below. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $1 million, which primarily will be expended under government directed clean-up plans.

     Toca Air Permit Violation. In June 2003, we notified the Louisiana Department of Environmental Quality (LDEQ) that we had discovered possible compliance issues with respect to operations at our Toca Compressor Station. In response to a request from the LDEQ, we submitted a report in September 2003 documenting that there had been unpermitted emissions from nine condensate storage tanks and a tank truck loading station. In December 2003, the LDEQ issued an order requiring us to correct the existing operating permit and achieve compliance with federal and state laws and regulations. Our Toca Compressor Station will invest an estimated $6 million to upgrade the station's environmental controls by 2005. We filed a revised permit application and a plan for compliance with the LDEQ in January 2004. The LDEQ has indicated that it will assess a penalty of $66,000 to resolve this matter, subject to the approval of the Louisiana Attorney General's office.

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

  Other Matters

     Atlanta Gas Light. The majority of our contracts for firm transportation service with our largest customer, Atlanta Gas Light Company (AGL), were due to expire in 2005. On January 15, 2004, we and AGL executed a Letter of Intent
(LOI) pursuant to which AGL agreed to extend its firm transportation service contracts with us for 926,534 Mcf/d for a weighted average term of 6.5 years between 2008 and 2015 in exchange for the sale by us to AGL of approximately 250 miles of certain pipeline facilities and 9 measurement facilities in the metropolitan Atlanta area at a transfer price now estimated at approximately $31 million. We and AGL reached an agreement on terms for the contract extensions and facility sales and executed the definitive agreements to implement the transactions on April 14, 2004, subject to the Federal

Energy Regulatory Commission (FERC) approval and the approval of the Georgia Public Service Commission (PSC). We filed the FERC application on May 18, 2004. That application was the subject of protests and comments by several parties, including SCANA Energy Marketing. AGL filed its Capacity Supply Plan with the Georgia PSC on July 1, 2004. On July 6, 2004, we filed an answer to the protest filed by SCANA at the FERC, stating that the relief SCANA was seeking is outside the jurisdiction of the FERC.

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

     On October 31, 2003, Enron filed a motion with the Bankruptcy Court seeking approval to assign the Capital Stock Agreement to CrossCountry Energy Corp., which would acquire Enron's stock in Citrus and then be distributed to Enron's creditors. We objected to the motion on the basis that we must consent to the assignment and that the assignment would effectively circumvent the transferability restrictions under the Capital Stock Agreement, including our right of first refusal. The Bankruptcy Court granted the motion to assign the Capital Stock Agreement on December 1, 2003. By letter dated March 31, 2004, Enron gave notice that this assignment would be effective on April 1, 2004.

     On May 24, 2004, NuCoastal LLC announced its intention to purchase CrossCountry. Enron's Creditors Committee subsequently announced its support for a competing bid submitted by a joint venture of Southern Union and General Electric (GE). The Bankruptcy Court approved bidding procedures for the sale of CrossCountry and confirmed Southern Union/GE as a bidder following a hearing held on June 24, 2004. Under the bidding procedures, new bids will be due August 23, 2004. An auction will be held in Houston, Texas on September 1, 2004, and a hearing to approve the sale has been set for September 9, 2004.

     Duke. On March 7, 2003, Citrus Trading Corporation (CTC), a direct subsidiary of Citrus, filed suit against Duke Energy LNG Sales, Inc. (Duke) titled Citrus Trading Corp. v. Duke Energy LNG Sales, Inc. in the District Court of Harris County, Texas seeking damages for breach of a gas supply contract.

     In April 2003, Duke sent CTC notice of termination of the gas supply contract alleging failure of CTC to increase the amount of an outstanding letter of credit backstopping its purchase obligations; filed an answer to CTC's complaint stating among other reasons that CTC had triggered the early termination and breached the gas supply contract; and removed the case to federal court, based on the existence of foreign arbitration with its LNG supplier, Sonatrading Amsterdam B.V. Sonatrading was alleged to have repudiated its supply contract with Duke.

     In May 2003, CTC notified Duke that it was in default under the gas supply contract, demanding cover damages for alternate supplies obtained by CTC, and filed a motion to remand the case back to state court. Subsequently, CTC gave Duke notice of early termination of the gas supply contract.

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

     On March 8, 2004, CTC sent a demand letter to PanEnergy Corp., the holding company of Duke, insisting on a financial guarantee from Duke for the $185 million. On April 14, 2004, CTC filed an amended complaint and counter-claim, joining PanEnergy to the proceeding. On April 21, 2004, Duke filed an answer and an amended counter-claim joining Citrus. Following a hearing held on June 4, 2004, Duke's third-party complaint against Sonatrading was dismissed. An adverse outcome on these matters could impact our investment in Citrus. We do not expect the ultimate resolution of this matter to have a material adverse effect on us.

     CFTC Investigation. In April 2004, ANR Storage Company and Blue Lake Gas Storage Company, our affiliates, elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, the CFTC requested that the companies provide information, on behalf of themselves and their affiliates, relating to storage reports provided to the Energy Information Administration for the period of October 2003 through December 2003. We are cooperating with the CFTC's investigation and have provided requested information for the relevant time period regarding our storage operations at Bear Creek and Muldon Field.

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

6. RETIREMENT BENEFITS

     The components of our postretirement benefit costs for the periods ended June 30 are as follows:

                                                           QUARTER ENDED        SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                          ---------------       -----------------
                                                          2004       2003       2004        2003
                                                          ----       ----       -----       -----
                                                                       (IN MILLIONS)
Interest costs..........................................  $ 2         $1         $3          $3
Expected return on plan assets..........................   (1)        --         (1)         (1)
Amortization of Loss....................................   --         --          1          --
                                                          ---         --         --          --
Net postretirement benefit cost.........................  $ 1         $1         $3          $2
                                                          ===         ==         ==          ==

7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND TRANSACTIONS WITH AFFILIATES

  Investments in Unconsolidated Affiliates

     Our investments in unconsolidated affiliates consist of our equity ownership interests in Citrus and Bear Creek. Summarized income statement information of our proportionate share of our unconsolidated affiliates for the periods ended June 30 are as follows:

                                                 QUARTER ENDED        SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                                ---------------       -----------------
                                                2004       2003       2004        2003
                                                ----       ----       -----       -----
                                                             (IN MILLIONS)
Operating results data:
  Operating revenues..........................  $66        $40        $123        $120
  Operating expenses..........................   26          6          51          48
  Net income(1)...............................   24          7          34          21

---------------
(1) The difference between our proportionate share of our equity investments' net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.

     Summarized income statement information of our proportionate share of Citrus for the periods ended June 30 are as follows:

                                                 QUARTER ENDED        SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                                ---------------       -----------------
                                                2004       2003       2004        2003
                                                ----       ----       -----       -----
                                                             (IN MILLIONS)
Operating results data:
  Operating revenues..........................  $61        $36        $114        $111
  Operating expenses..........................   24          4          48          45
  Net income(1)...............................   21          4          28          15

---------------
(1) The difference between our proportionate share of our equity investments' net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of June 30, 2004 and December 31, 2003, we had advanced to El Paso $160 million and $153 million. The interest rate at June 30, 2004 was 2.4% and at December 31, 2003 was 2.8%. These receivables are due upon demand; however, as of June 30, 2004 and December 31, 2003, we have classified these advances as non-current notes receivables from affiliates because we do not anticipate settlement within the next twelve months. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     At June 30, 2004 and December 31, 2003, we had accounts payable to affiliates of $8 million. These balances arose in the normal course of business.

     The following table shows revenues and charges from our affiliates for the periods ended June 30:

                                                   QUARTER ENDED        SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                  ---------------       -----------------
                                                  2004       2003       2004        2003
                                                  ----       ----       -----       -----
                                                               (IN MILLIONS)
Revenues from affiliates........................  $ 2        $11         $ 6         $22
Operations and maintenance expenses from
  affiliates....................................   11         11          21          24

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

     The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the periods ended June 30:

                                                        QUARTER ENDED      SIX MONTHS ENDED
                                                          JUNE 30,             JUNE 30,
                                                      -----------------   -------------------
                                                       2004      2003       2004       2003
                                                      -------   -------   --------   --------
                                                       (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..................................  $  118    $  111     $  246     $  231
Operating expenses..................................     (66)      (61)      (131)      (123)
                                                      ------    ------     ------     ------
  Operating income..................................      52        50        115        108
                                                      ------    ------     ------     ------
Earnings from unconsolidated affiliates.............      24         9         34         28
Other income, net...................................       3         3          5          6
                                                      ------    ------     ------     ------
  Other.............................................      27        12         39         34
                                                      ------    ------     ------     ------
          EBIT......................................      79        62        154        142
Interest and debt expense...........................     (24)      (23)       (47)       (39)
Affiliated interest income, net.....................       1        --          2          2
Income taxes........................................     (17)      (13)       (34)       (35)
                                                      ------    ------     ------     ------
          Net income................................  $   39    $   26     $   75     $   70
                                                      ======    ======     ======     ======
Throughput volumes (BBtu/d)(1)......................   3,064     2,970      3,287      3,168
                                                      ======    ======     ======     ======

---------------

(1) Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus and billable transportation throughput volumes for storage injection.

OPERATING RESULTS (EBIT)

  Second Quarter 2004 Compared to Second Quarter 2003

     The following factors contributed to our overall EBIT increase to $79 million for the quarter ended June 30, 2004 from $62 million for the quarter ended June 30, 2003:

                                                        REVENUE    EXPENSE   OTHER     EBIT
                                                         IMPACT    IMPACT    IMPACT   IMPACT
                                                        --------   -------   ------   ------
                                                                   (IN MILLIONS)
                                                                INCREASE/(DECREASE)
Mainline expansions...................................    $ 9        $(1)     $ (2)    $ 6
Interruptible revenue.................................     (1)        --        --      (1)
Gas sales activities..................................     --         (1)       --      (1)
Earnings from our equity investment in Citrus.........     --         --        15      15
Other income/expense..................................     (1)        (3)        2      (2)
                                                          ---        ---      ----     ---
     Total............................................    $ 7        $(5)     $ 15     $17
                                                          ===        ===      ====     ===

  Six Months Ended 2004 Compared to Six Months Ended 2003

     The following factors contributed to our overall EBIT increase to $154 million for the six months ended June 30, 2004 from $142 million for the six months ended June 30, 2003:

                                                         REVENUE   EXPENSE   OTHER     EBIT
                                                         IMPACT    IMPACT    IMPACT   IMPACT
                                                         -------   -------   ------   ------
                                                                    (IN MILLIONS)
                                                                 INCREASE/(DECREASE)
Mainline expansions....................................    $19       $(4)     $(3)     $12
Interruptible revenue..................................     (2)       --       --       (2)
Gas sale activities....................................     (3)        3       --       --
Earnings from our equity investment in Citrus..........     --        --        6        6
Other income/expense...................................      1        (7)       2       (4)
                                                           ---       ---      ---      ---
     Total.............................................    $15       $(8)     $ 5      $12
                                                           ===       ===      ===      ===

     Our mainline expansions consist of three major projects that were phased into service from June 2002 through August 2004. In addition, our EBIT increased due to earnings from our equity investment in Citrus. Citrus is exiting its trading business, and as a result, during the second quarter of 2004 Citrus sold one of its major trading contracts. The impact of this sale on our year to date EBIT is offset by gas sales activities of its trading business in 2003.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the three and six months ended June 30, 2004, was $1 million and $8 million higher than the same periods in 2003 primarily due to the issuance in March 2003 of $400 million senior unsecured notes with an annual interest rate of 8.875%.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income for the quarter ended June 30, 2004, was $1 million higher than the same period in 2003 due to higher interest rates on average advances to El Paso under its cash management program, offset by lower average balances of these advances. The average advance balance for the second quarter of 2003 was $225 million and decreased to $134 million during the same period in 2004. The average short-term interest rate for the second quarter increased from 1.3% in 2003 to 2.3% during the same period in 2004.

INCOME TAXES

                                                   QUARTER ENDED        SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                  ---------------       -----------------
                                                  2004       2003       2004        2003
                                                  ----       ----       -----       -----
                                                      (IN MILLIONS, EXCEPT FOR RATES)
Income taxes....................................  $17        $13         $34         $35
Effective tax rate..............................   30%        33%         31%         33%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to the effect of state income taxes, offset by the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends.

EXPANSION PROJECTS

     During the second quarter of 2004, construction continued on Phase II of our South System II expansion project, with an expected in-service date of August 2004. The South System II expansion has a design capacity of 330 MMcf/d and will increase our firm transportation capacity along our south mainline to Alabama, Georgia and South Carolina. Current cost estimates are approximately $252 million, and current expenditures as of June 30, 2004 are approximately $244 million.

     In April 2003, the FERC approved our expansion of our Elba Island LNG facility to increase the design sendout rate of the facility from 446 MMcf/d to 806 MMcf/d. Current cost estimates for the expansion are approximately $159 million, and current expenditures as of June 30, 2004 are approximately $50 million. Construction commenced in July 2003 with an in-service date expected to be in February 2006.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances as investing activities in our statement of cash flows. As of June 30, 2004, we had receivables from El Paso of $160 million as a result of this program. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months. As of June 30, 2004, these receivables were classified as non-current notes receivable from affiliates in our balance sheet.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 6 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     Our equity investment in Bear Creek serves as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under these facilities were to exercise their rights to this collateral, our investment could be liquidated. However, this liquidation would not constitute an event of default under our existing debt agreements.

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

     Finally, we have cross-acceleration provisions in our long-term debt agreements that state that should we incur an event of default under which borrowings in excess of $10 million are accelerated, our long-term debt could also be accelerated. The acceleration of our long-term debt would adversely affect our liquidity position and, in turn, our financial condition.

     Our cash flows for the six months ended June 30 were as follows:

                                                              2004     2003
                                                              -----   ------
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 99    $ 116
Cash flows from investing activities........................   (99)    (115)
Cash flows from financing activities........................    --       94(1)

---------------

(1) Represents net proceeds from the issuance of $400 million of long-term debt in March 2003, net of a dividend paid to our parent.

  Cash Flows from Operating Activities

     Net cash provided by operating activities was $99 million for the first six months of 2004 versus $116 million in the same period of 2003. This decrease was primarily due to a $14 million cash outflow for the replacement of stored gas and $10 million of customer deposits returned in 2004. The remaining decrease is due to various changes in assets and liabilities.

  Cash Flows from Investing Activities

     Net cash used in investing activities for the six months ended June 30, 2004 consisted of $92 million in capital expenditures, primarily for our pipeline and LNG terminal expansions, and $7 million in advances to our affiliate.

CAPITAL EXPENDITURES

     Our capital expenditures for the six months ended June 30, 2004 were approximately $92 million. Under our current plan, we expect to spend $198 million during 2004 for capital expenditures, consisting of $128 million to expand the capacity of our system and $70 million for maintenance capital. We expect to fund our maintenance and expansion capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program.

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission from time to time, and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso is currently rated Caa1 by Moody's (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook), which are below investment grade ratings. Our senior unsecured indebtedness is currently rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). Further downgrades of our credit ratings would increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of its downgrades over the last two years, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has a long-range plan that, among other things, defines its future businesses, targets significant debt reduction and establishes financial goals. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of June 30, 2004, we have net receivables of approximately $152 million from El Paso and its affiliates. El Paso provides cash management and other corporate services to us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we would still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 1, Financial Statements, Note 7.

     In May 2004, El Paso announced that an independent review of its natural gas and oil reserves confirmed its previous assessment that the financial statements of El Paso and certain of its subsidiaries should be restated. In August 2004, El Paso announced it would likely be required to further restate its financial statements for adjustments related to the manner in which it historically accounted for hedges of its natural gas production. At this time, El Paso's December 31, 2003 financial statements have not been filed nor, has it filed quarterly reports for March 31, 2004 and June 30, 2004. Also, as a result of its reserve revisions, several class action lawsuits have been filed against El Paso and several of its subsidiaries, but not against us. The reserve revisions have also become the subject of an SEC investigation and may become the subject of separate inquiries by other governmental regulatory agencies. These investigations and lawsuits may further negatively impact El Paso's credit ratings and place further demands on its liquidity. See Item 1, Financial Statements, Note 2 for a further discussion of these matters.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the internal controls over financial reporting as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act). Based on our controls evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls are effective.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *10.A.1  First Amendment to the $3,000,000,000 Revolving Credit
          Agreement and Waiver dated as of March 15, 2004 among El
          Paso Corporation, El Paso Natural Gas Company, Tennessee Gas
          Pipeline Company, ANR Pipeline Company and Colorado
          Interstate Gas Company, as Borrowers, the Lenders party
          thereto and JPMorgan Chase Bank, as Administrative Agent,
          ABN AMRO Bank N.V. and Citicorp North America, Inc., as
          Co-Documentation Agents, Bank of America, N.A. and Credit
          Suisse First Boston, as Co-Syndication Agents.
 *10.A.2  Second Waiver to the $3,000,000,000 Revolving Credit
          Agreement dated as of June 15, 2004 among El Paso
          Corporation, El Paso Natural Gas Company, Tennessee Gas
          Pipeline Company, ANR Pipeline Company and Colorado
          Interstate Gas Company, as Borrowers, the Lenders party
          thereto and JPMorgan Chase Bank, as Administrative Agent,
          ABN AMRO Bank N.V. and Citicorp North America, Inc., as
          Co-Documentation Agents, Bank of America, N.A. and Credit
          Suisse First Boston, as Co-Syndication Agents.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.A.3  Second Amendment to the $3,000,000,000 Revolving Credit
          Agreement and Third Waiver dated as of August 6, 2004 among
          El Paso Corporation, El Paso Natural Gas Company, Tennessee
          Gas Pipeline Company, ANR Pipeline Company and Colorado
          Interstate Gas Company, as Borrowers, the Lenders party
          thereto and JPMorgan Chase Bank, as Administrative Agent,
          ABN AMRO Bank N.V. and Citicorp North America, Inc., as
          Co-Documentation Agents, Bank of America, N.A. and Credit
          Suisse First Boston, as Co-Syndication Agents. (Exhibit 99.B
          to our Form 8-K filed August 10, 2004.)
 *31.A    Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.

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

     b. Reports on Form 8-K

     August 10, 2004  Our parent company, El Paso Corporation, announced that it had received waivers on its $3 billion revolving credit facility and certain other financings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHERN NATURAL GAS COMPANY

Date: August 13, 2004                          /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: August 13, 2004                              /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                          SOUTHERN NATURAL GAS COMPANY

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *10.A.1  First Amendment to the $3,000,000,000 Revolving Credit
          Agreement and Waiver dated as of March 17, 2004 among El
          Paso Corporation, El Paso Natural Gas Company, Tennessee Gas
          Pipeline Company, ANR Pipeline Company and Colorado
          Interstate Gas Company, as Borrowers, the Lenders party
          thereto and JPMorgan Chase Bank, as Administrative Agent,
          ABN AMRO Bank N.V. and Citicorp North America, Inc., as
          Co-Documentation Agents, Bank of America, N.A. and Credit
          Suisse First Boston, as Co-Syndication Agents.
 *10.A.2  Second Waiver to the $3,000,000,000 Revolving Credit
          Agreement dated as of June 15, 2004 among El Paso
          Corporation, El Paso Natural Gas Company, Tennessee Gas
          Pipeline Company, ANR Pipeline Company and Colorado
          Interstate Gas Company, as Borrowers, the Lenders party
          thereto and JPMorgan Chase Bank, as Administrative Agent,
          ABN AMRO Bank N.V. and Citicorp North America, Inc., as
          Co-Documentation Agents, Bank of America, N.A. and Credit
          Suisse First Boston, as Co-Syndication Agents.
  10.A.3  Second Amendment to the $3,000,000,000 Revolving Credit
          Agreement and Third Waiver dated as of August 6, 2004 among
          El Paso Corporation, El Paso Natural Gas Company, Tennessee
          Gas Pipeline Company, ANR Pipeline Company and Colorado
          Interstate Gas Company, as Borrowers, the Lenders party
          thereto and JPMorgan Chase Bank, as Administrative Agent,
          ABN AMRO Bank N.V. and Citicorp North America, Inc., as
          Co-Documentation Agents, Bank of America, N.A. and Credit
          Suisse First Boston, as Co-Syndication Agents. (Exhibit 99.B
          to our Form 8-K filed August 10, 2004.)
 *31.A    Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.