Form 10-Q
period 2004-09-30
SOUTHERN NATURAL GAS CO
filed 2004-11-12
CIK 92232

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Common stock, par value $1 per share. Shares outstanding on November 12, 2004: 1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SOUTHERN NATURAL GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   12
          Cautionary Statements for Purposes of the "Safe Harbor"
            Provisions of the Private Securities Litigation Reform Act
            of 1995...................................................   17
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   17
Item 4.   Controls and Procedures.....................................   17

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   18
Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds..................................................   18
Item 3.   Defaults Upon Senior Securities.............................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18
Item 5.   Other Information...........................................   18
Item 6.   Exhibits....................................................   18
          Signatures..................................................   19

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                               NINE MONTHS
                                                          QUARTER ENDED           ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                          --------------      --------------
                                                          2004      2003      2004      2003
                                                          ----      ----      ----      ----
Operating revenues......................................  $121      $111      $367      $342
                                                          ----      ----      ----      ----
Operating expenses
  Operation and maintenance.............................    53        49       147       138
  Depreciation, depletion and amortization..............    13        12        38        35
  Taxes, other than income taxes........................     7         5        19        16
                                                          ----      ----      ----      ----
                                                            73        66       204       189
                                                          ----      ----      ----      ----
Operating income........................................    48        45       163       153
Earnings from unconsolidated affiliates.................    21        14        55        42
Other income, net.......................................     2         3         7         9
Interest and debt expense...............................   (23)      (24)      (70)      (63)
Affiliated interest income, net.........................     1         1         3         3
                                                          ----      ----      ----      ----
Income before income taxes..............................    49        39       158       144
Income taxes............................................    16        11        50        46
                                                          ----      ----      ----      ----
Net income..............................................  $ 33      $ 28      $108      $ 98
                                                          ----      ----      ----      ----
Comprehensive income....................................  $ 33      $ 28      $108      $ 98
                                                          ====      ====      ====      ====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................     $   --          $   --
  Accounts and notes receivable
     Customer, net of allowance of $3 in 2004 and 2003......         58              83
     Affiliates.............................................          1              --
     Other..................................................          2               1
  Materials and supplies....................................         11              12
  Other.....................................................         14              12
                                                                 ------          ------
          Total current assets..............................         86             108
                                                                 ------          ------
Property, plant and equipment, at cost......................      3,183           3,055
  Less accumulated depreciation, depletion and
     amortization...........................................      1,337           1,326
                                                                 ------          ------
          Total property, plant and equipment, net..........      1,846           1,729
                                                                 ------          ------
Other assets
  Investments in unconsolidated affiliates..................        844             788
  Notes receivable from affiliate...........................        132             153
  Other.....................................................         57              52
                                                                 ------          ------
                                                                  1,033             993
                                                                 ------          ------
          Total assets......................................     $2,965          $2,830
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................     $   40          $   34
     Affiliates.............................................         11               8
     Other..................................................         --               1
  Accrued interest..........................................         10              30
  Taxes payable.............................................         96              59
  Contractual deposits......................................          4              13
  Other.....................................................          3               5
                                                                 ------          ------
          Total current liabilities.........................        164             150
                                                                 ------          ------
Long-term debt..............................................      1,194           1,194
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        301             286
  Other.....................................................         52              54
                                                                 ------          ------
                                                                    353             340
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding.....................         --              --
  Additional paid-in capital................................        340             340
  Retained earnings.........................................        922             814
  Accumulated other comprehensive loss......................         (8)             (8)
                                                                 ------          ------
          Total stockholder's equity........................      1,254           1,146
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $2,965          $2,830
                                                                 ======          ======

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                              2004        2003
                                                              -----      ------
Cash flows from operating activities
  Net income................................................  $108       $  98
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............    38          35
     Deferred income tax expense............................    15          36
     Earnings from unconsolidated affiliates, adjusted for
      cash distributions....................................   (55)        (42)
     Other non-cash income items............................    (3)         (1)
     Asset and liability changes............................     8           2
                                                              ----       -----
          Net cash provided by operating activities.........   111         128
                                                              ----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................  (132)       (181)
  Net change in affiliate advances..........................    21          (6)
  Net proceeds from the disposal of assets..................     4           8
  Other.....................................................    (4)         --
                                                              ----       -----
          Net cash used in investing activities.............  (111)       (179)
                                                              ----       -----
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt..........    --         384
  Dividends paid............................................    --        (290)
                                                              ----       -----
          Net cash provided by financing activities.........    --          94
                                                              ----       -----
Net change in cash and cash equivalents.....................    --          43
Cash and cash equivalents
  Beginning of period.......................................    --          --
                                                              ----       -----
  End of period.............................................  $ --       $  43
                                                              ====       =====

                            See accompanying notes.

                          SOUTHERN NATURAL GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2004 and for the quarters and nine months ended September 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program whereby, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso and as of September 30, 2004, we had a cash advance receivable from El Paso of $132 million, classified as a non-current asset in our balance sheet. We believe that our cash flows from operating activities will be adequate to meet our short term capital and debt service requirements for our existing operations, therefore we do not believe we will need to seek repayment of these advances within the next twelve months.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables, if demanded. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 6 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and for changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso believes that the restatement of its historical financial statements would have constituted events of default under its revolving credit facility and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. During 2004, El Paso received a series of waivers on its revolving credit facility and these other financing transactions to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other financings could be accelerated. As part of obtaining the waivers, El Paso amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as its subsidiaries, to prepay debt that matures after June 30, 2005.

See Note 4 below for a further discussion of the revolving credit facility and the potential refinancing of this facility.

     Based upon a review of the covenants contained in our long-term debt agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our debt agreements.

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

3. ACCOUNTING FOR HEDGING ACTIVITIES

     As of September 30, 2004 and December 31, 2003, our equity interest in the value of Citrus Corp.'s (Citrus) cash flow hedges included in accumulated other comprehensive income was an unrealized loss of $8 million, net of income taxes. This amount will be reclassified to earnings over the term of Citrus' outstanding debt. We estimate that $1 million of this unrealized loss will be reclassified from accumulated other comprehensive loss over the next twelve months. For the quarters and nine months ended September 30, 2004, and 2003, no ineffectiveness was recorded in earnings on these cash flow hedges.

4. CREDIT FACILITIES

     El Paso maintains a revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. El Paso liquidated a portion of the collateral supporting the revolving credit facility, which reduced the overall borrowing availability from $3 billion to $2.5 billion in October 2004. We are not a borrower under El Paso's revolving credit facility; however, El Paso's equity in several of its subsidiaries, including our equity in Bear Creek, collateralizes the revolving credit facility and other financing arrangements including leases, letters of credit and other credit facilities. See Note 2 for a discussion regarding El Paso's waivers on the revolving credit facility.

     El Paso is in the process of negotiating the refinancing of this facility as the combination of a three year revolving credit facility and a five year term loan and currently expects to be successful in this refinancing by December 31, 2004.

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

     Key. We were named as a defendant in Randall Key v. LDI Contractors, Inc., et al., filed in 2002 in the Circuit Court of Jefferson County, Alabama. The plaintiff, an employee of a contractor, suffered paralysis as a result of a coupling failure during a pipeline repressurization in May 2002. The plaintiff is seeking compensatory and punitive damages against us and three other defendants. In September 2004, we reached a settlement with the plaintiff and two co-defendants. We are continuing to pursue contribution and indemnity claims against the other co-defendant and their insurers.

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

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of September 30, 2004, we had accrued approximately $1 million for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2004, we had accrued approximately $2 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our environmental remediation liabilities as of September 30, 2004 (in millions):

Balance as of January 1, 2004...............................  $ 3
Additions/adjustments for remediation activity..............    1
Payments for remediation activities.........................   (2)
                                                              ---
Balance as of September 30, 2004............................  $ 2
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $9 million in the aggregate for the years 2004 through 2006, excluding the Toca Air Permit Violation discussed below. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $1 million, which primarily will be expended under government directed clean-up plans.

     Toca Air Permit Violation. In June 2003, we notified the Louisiana Department of Environmental Quality (LDEQ) that we had discovered possible compliance issues with respect to operations at our Toca Compressor Station. In response to a request from the LDEQ, we submitted a report in September 2003 documenting that there had been unpermitted emissions from nine condensate storage tanks and a tank truck loading station. In December 2003, the LDEQ issued an order requiring us to correct the existing operating permit and achieve compliance with federal and state laws and regulations. We are investing an estimated $6 million to upgrade the environmental controls at the Toca Compressor Station by 2005. We filed a revised permit application and a plan for compliance with the LDEQ in January 2004. The LDEQ and the Louisiana Attorney General's office have agreed to assess a penalty of $66,000 to resolve this matter.

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

     Rates and Regulatory Matters Rate Case. In August 2004, we filed a new rate proceeding with the Federal Energy Regulatory Commission (FERC) seeking an annual rate increase of $35 million, or 11 percent in jurisdictional rates, no changes to cost allocation, rate design or current fuel retention percentage, and certain revisions to our effective tariff regarding terms and conditions of service. In September 2004, the FERC issued a suspension order accepting certain proposed tariff revisions, including the elimination of right of first refusal matching term limitations, changes in the imbalance cash-out price calculations, and permitting formularized discounting as a non-material deviation. These revisions became effective in October 2004. The order established a technical conference to assess other proposed tariff revisions, including notice to exercise public service commission (PSC) outs, restrictions on firm receipt point amendments, the application of the Storage Reconciliation Mechanism Surcharge to additional services on our system, and the change in cash-out pricing for imbalances of less than 2 percent, to become effective on the earlier of a subsequent order of the FERC or March 2005. The FERC established a hearing on our proposed rate increase, to become effective in March 2005, subject to refund and conditions, for July 2005. The FERC staff has indicated that it will convene the technical conference on remaining tariff issues in December 2004.

     Accounting for Pipeline Assessment Costs. In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact this release will have on our consolidated financial statements.

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

  Other Matters

     Atlanta Gas Light. The majority of our contracts for firm transportation service with our largest customer, Atlanta Gas Light Company (AGL), were due to expire in 2005. In January 2004, we and AGL executed a Letter of Intent (LOI) pursuant to which AGL agreed to extend its firm transportation service contracts with us for 926,534 Mcf/d for a weighted average term of 6.5 years between 2008 and 2015 in exchange for the sale by us to AGL of approximately 250 miles of certain pipeline facilities and nine measurement facilities in the metropolitan Atlanta area at a transfer price now estimated at approximately $31 million. We and AGL reached an agreement on terms for the contract extensions and facility sales and executed the definitive agreements to implement the transactions (Triangle Project) in April 2004, subject to approvals by the FERC and the Georgia Public Service Commission (GPSC). We filed the FERC application in May 2004. That application was the subject of protests and comments by several parties, including SCANA Energy Marketing. We have filed an answer to the protests in the proceeding, and the matter is currently pending before the FERC. AGL filed its Capacity Supply Plan with the GPSC in July 2004. We provided testimony and briefs in support of AGL at hearings before the GPSC. The GPSC issued an order in the proceeding in September 2004, generally approving the Triangle Project, as negotiated between us and AGL. However, the GPSC required that regulatory out language be included in service agreements between us and AGL. We and AGL filed for rehearing of the order. In October 2004, the GPSC approved an alternate ordering paragraph proposed by AGL which eliminated the regulatory out language.

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

     In October 2003, Enron filed a motion with the Bankruptcy Court seeking approval to assign the Capital Stock Agreement to CrossCountry Energy Corp., which would acquire Enron's stock in Citrus and then be distributed to Enron's creditors. We objected to the motion on the basis that we must consent to the assignment and that the assignment would effectively circumvent the transferability restrictions under the Capital Stock Agreement, including our right of first refusal. The Bankruptcy Court granted the motion to assign the Capital Stock Agreement in December 2003. In March 2004, Enron gave notice that this assignment would be effective in April 2004.

     In September 2004, an auction was held in Houston, Texas, at which a joint venture of Southern Union (SU) and General Electric (GE) was declared the winning bidder for CrossCountry. On September 9, 2004, the Bankruptcy Court approved a purchase agreement between Enron and SU/GE, in which SU/GE agreed to acquire 100 percent of the equity interest in CrossCountry. The transaction is valued at $2.5 billion, including the assumption of certain consolidated debt, and is anticipated to close in December 2004.

     Duke. In March 2003, Citrus Trading Corporation (CTC), a direct subsidiary of Citrus, filed suit against Duke Energy LNG Sales, Inc. (Duke) titled Citrus Trading Corp. v. Duke Energy LNG Sales, Inc. in the District Court of Harris County, Texas seeking damages for breach of a gas supply contract.

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

     In March 2004, CTC sent a demand letter to PanEnergy Corp., the holding company of Duke, insisting on a financial guarantee from Duke for the $185 million. In April 2004, CTC filed an amended complaint and counter-claim, joining PanEnergy to the proceeding. Duke filed an answer and an amended counter-claim joining Citrus. Following a hearing held on June 4, 2004, Duke's third-party complaint against Sonatrading was dismissed. In July 2004, CTC filed a Motion for Partial Summary Judgment, requesting that the court find that it had not breached its obligations to post adequate security under its gas supply contract with Duke. In August 2004, Duke filed a Cross Motion for Partial Summary Judgment, requesting that the court find that it had the right to terminate its gas sales contract with CTC. CTC filed an Answer on September 3, 2004. On September 16, 2004, Duke filed a reply brief in support of its motion. An adverse outcome on these matters could impact our investment in Citrus. We do not expect the ultimate resolution of this matter to have a material adverse effect on us.

     CFTC Investigation. In April 2004, ANR Storage Company and Blue Lake Gas Storage Company, our affiliates, elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, the CFTC requested that the companies provide information, on behalf of themselves and their affiliates, relating to storage reports provided to the Energy Information Administration for the period of October 2003 through December 2003. We cooperated with the CFTC's investigation and provided requested information for the relevant time period regarding our storage operations at Bear Creek and Muldon Field. In August 2004, the CFTC announced that it had concluded its investigation and found no evidence of wrongdoing.

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

6. RETIREMENT BENEFITS

     The components of our postretirement benefit costs for the periods ended September 30 are as follows:

                                                        QUARTER ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                       ----------------        ------------------
                                                       2004        2003        2004         2003
                                                       ----        ----        -----        -----
                                                                     (IN MILLIONS)
Interest costs.......................................  $ 2          $1          $5           $4
Expected return on plan assets.......................   (1)         --          (2)          (2)
Amortization of actuarial loss.......................   --          --           1           --
                                                       ---          --          --           --
Net postretirement benefit cost......................  $ 1          $1          $4           $2
                                                       ===          ==          ==           ==

7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND TRANSACTIONS WITH AFFILIATES

  Investments in Unconsolidated Affiliates

     Our investments in unconsolidated affiliates consist of our equity ownership interests in Citrus and Bear Creek. Summarized income statement information of our proportionate share of our unconsolidated affiliates for the periods ended September 30 are as follows:

                                                 QUARTER ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                ---------------       -----------------
                                                2004       2003       2004        2003
                                                ----       ----       -----       -----
                                                             (IN MILLIONS)
Operating results data:
  Operating revenues..........................  $68        $63        $191        $183
  Operating expenses..........................   24         30          75          78
  Income from continuing operations...........   18         17          50          38
  Net income(1)...............................   18         17          52          38

---------------
(1) The difference between our proportionate share of our equity investments' net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.

     Summarized income statement information of our proportionate share of Citrus for the periods ended September 30 are as follows:

                                                 QUARTER ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                ---------------       -----------------
                                                2004       2003       2004        2003
                                                ----       ----       -----       -----
                                                             (IN MILLIONS)
Operating results data:
  Operating revenues..........................  $64        $59        $178        $170
  Operating expenses..........................   21         28          69          73
  Income from continuing operations...........   18         14          44          29
  Net income(1)...............................   18         14          46          29

---------------
(1) The difference between our proportionate share of our equity investments' net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of September 30, 2004 and December 31, 2003, we had advanced to El Paso $132 million and $153 million. The interest rate at September 30, 2004 was 2.7% and at December 31, 2003 was 2.8%. These receivables are due upon demand; however, as of September 30, 2004 and December 31, 2003, we have classified these advances as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     At September 30, 2004, we had other accounts receivable from affiliates of $1 million. Also, at September 30, 2004 and December 31, 2003, we had accounts payable to affiliates of $11 million and $8 million. These balances arose in the normal course of business. We also received $2 million and $10 million in deposits related to our transportation contracts with El Paso Marketing L.P. (formerly El Paso Merchant Energy L.P.) which are included in our balance sheet as current liabilities as of September 30, 2004 and December 31, 2003.

     In the third quarter of 2004, we acquired assets from our affiliate with a net book value of $4 million.

     The following table shows revenues and charges from our affiliates for the periods ended September 30:

                                                                          NINE MONTHS
                                                   QUARTER ENDED             ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                  ---------------       ---------------
                                                  2004       2003       2004       2003
                                                  ----       ----       ----       ----
                                                              (IN MILLIONS)
Revenues from affiliates........................  $ 2        $ 6        $ 8        $28
Operations and maintenance expenses from
  affiliates....................................   13         12         34         36

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2003 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

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

     The following is a reconciliation of EBIT to net income.

                                                                             NINE MONTHS
                                                        QUARTER ENDED           ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                      -----------------   -----------------
                                                       2004      2003      2004      2003
                                                      -------   -------   -------   -------
                                                      (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..................................  $  121    $  111    $  367    $  342
Operating expenses..................................     (73)      (66)     (204)     (189)
                                                      ------    ------    ------    ------
  Operating income..................................      48        45       163       153
                                                      ------    ------    ------    ------
Earnings from unconsolidated affiliates.............      21        14        55        42
Other income, net...................................       2         3         7         9
                                                      ------    ------    ------    ------
  Other.............................................      23        17        62        51
                                                      ------    ------    ------    ------
  EBIT..............................................      71        62       225       204
Interest and debt expense...........................     (23)      (24)      (70)      (63)
Affiliated interest income, net.....................       1         1         3         3
Income taxes........................................     (16)      (11)      (50)      (46)
                                                      ------    ------    ------    ------
  Net income........................................      33    $   28    $  108    $   98
                                                      ======    ======    ======    ======
Throughput volumes (BBtu/d)(1)......................   3,103     2,961     3,225     3,098
                                                      ======    ======    ======    ======

---------------

(1) Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus and billable transportation throughput volumes for storage injection.

OPERATING RESULTS (EBIT)

  Third Quarter 2004 Compared to Third Quarter 2003

     The following factors contributed to our overall EBIT increase of $9 million for the quarter ended September 30, 2004 as compared to the same period in 2003:

                                                        REVENUE    EXPENSE   OTHER     EBIT
                                                         IMPACT    IMPACT    IMPACT   IMPACT
                                                        --------   -------   ------   ------
                                                              FAVORABLE/(UNFAVORABLE)
                                                                   (IN MILLIONS)
Mainline expansions...................................    $ 8        $(2)     $(1)     $ 5
Gas sales activities..................................      2         (2)      --       --
Higher overhead allocation............................     --         (6)      --       (6)
Earnings from our equity investment in Citrus.........     --         --        6        6
Other items...........................................     --          3        1        4
                                                          ---        ---      ---      ---
     Total............................................    $10        $(7)     $ 6      $ 9
                                                          ===        ===      ===      ===

  Nine Months Ended 2004 Compared to Nine Months Ended 2003

     The following factors contributed to our overall EBIT increase of $21 million for the nine months ended September 30, 2004 as compared to the same period in 2003:

                                                         REVENUE   EXPENSE   OTHER     EBIT
                                                         IMPACT    IMPACT    IMPACT   IMPACT
                                                         -------   -------   ------   ------
                                                               FAVORABLE/(UNFAVORABLE)
                                                                    (IN MILLIONS)
Mainline expansions....................................    $27      $ (5)     $(4)     $18
Interruptible revenue..................................     (2)       --       --       (2)
Gas sale activities....................................     (1)        1       --       --
Higher overhead allocation.............................     --        (9)      --       (9)
Earnings from our equity investment in Citrus..........     --        --       12       12
Other items............................................      1        (2)       3        2
                                                           ---      ----      ---      ---
     Total.............................................    $25      $(15)     $11      $21
                                                           ===      ====      ===      ===

     Our mainline expansions consist of three major projects that were phased into service from June 2002 through August 2004. In addition, our EBIT increased due to earnings from our equity investment in Citrus. During the second quarter of 2004, Citrus sold one of its major trading contracts as a result of its exiting the trading business. The impact of this sale on our year to date EBIT is offset by gas sales activities of its trading business in 2003 versus 2004.

     In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact this release will have on our consolidated financial statements.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the nine months ended September 30, 2004, was $7 million higher than the same periods in 2003 primarily due to the issuance in March 2003 of $400 million senior unsecured notes with an annual interest rate of 8.875%.

INCOME TAXES

                                                                          NINE MONTHS
                                                   QUARTER ENDED             ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                  ---------------       ---------------
                                                  2004       2003       2004       2003
                                                  ----       ----       ----       ----
                                                     (IN MILLIONS, EXCEPT FOR RATES)
Income taxes....................................  $16        $11        $50        $46
Effective tax rate..............................   33%        28%        32%        32%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to the effect of state income taxes, offset by the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends.

EXPANSION PROJECTS

     During the third quarter of 2004, Phase II of our South System II expansion project was placed in service. The South System II expansion has a design capacity of 330 MMcf/d and will increase our firm transportation capacity along our south mainline to Alabama, Georgia and South Carolina. Current cost estimates are approximately $253 million, and current expenditures as of September 30, 2004 are approximately $251 million.

     In April 2003, the FERC approved the expansion of our Elba Island LNG facility to increase the design sendout rate of the facility from 446 MMcf/d to 806 MMcf/d. Current cost estimates for the expansion are approximately $159 million, and current expenditures as of September 30, 2004 are approximately $67 million. Construction commenced in July 2003 with an in-service date expected to be in February 2006.

OTHER

     In September 2004, we incurred significant damage to sections of our offshore pipeline facilities due to Hurricane Ivan. Cost estimates are currently in the $40 to $45 million range with damage assessment still in progress. We expect insurance reimbursement for the cost of the damage with the exception of our share of a $2 million deductible applied on a corporate-wide basis.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and as of September 30, 2004, we had a cash advance receivable from El Paso of $132 million classified as a non-current asset in our balance sheet. We believe that our cash flows from operating activities will be adequate to meet our short term capital and debt service requirements for our existing operations, therefore we do not believe we will need to seek repayment of these advances within the next twelve months.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables if demanded. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 6 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and for changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso believes that the restatement of its historical financial statements would have constituted events of default under its revolving credit facility and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. During 2004, El Paso received a series of waivers on its revolving credit facility and these other financing transactions to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other financings could be accelerated. As part of obtaining the waivers, El Paso amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as its subsidiaries, to prepay debt that matures after June 30, 2005. See Item 1, Financial Statements, Note 4, for a further discussion of the revolving credit facility and the potential refinancing of this facility.

     Based upon a review of the covenants contained in our long-term debt agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our debt agreements.

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

     Our cash flows for the nine months ended September 30 were as follows:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 111   $ 128
Cash flows from investing activities........................   (111)   (179)
Cash flows from financing activities........................     --      94(1)

---------------

(1) Represents net proceeds from the issuance of $400 million of long-term debt in March 2003, net of a dividend paid to our parent.

  Cash Flows from Operating Activities

     Net cash provided by operating activities was $111 million for the first nine months of 2004 versus $128 million in the same period of 2003. This decrease was primarily due to a $7 million cash outflow for the replacement of stored gas and $10 million of customer deposits returned in 2004.

  Cash Flows from Investing Activities

     Net cash used in investing activities for the nine months ended September 30, 2004 consisted of $132 million in capital expenditures, primarily for our pipeline and LNG terminal expansions, offset by a $21 million of net advances to our affiliate.

CAPITAL EXPENDITURES

     Our capital expenditures for the nine months ended September 30, 2004 were approximately $132 million. We expect to spend $66 million for the remainder of 2004 for capital expenditures, consisting of $25 million to expand the capacity of our system and $41 million for maintenance capital. We expect to fund our maintenance and expansion capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program.

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission from time to time.

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

ITEM 4. CONTROLS AND PROCEDURES

     During 2003, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which will apply to us at December 31, 2005. This project entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risk that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of theses processes, we initiated an internal review or "walk-through" of these financial processes by the financial management responsible for those processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which we are placing reliance. While we have identified areas where our processes and internal controls can be improved, we have not identified any deficiencies we believe, individually or in the aggregate, would constitute a material weakness in our controls over financial reporting. As we continue our SOX 404 compliance efforts, we may identify matters which may need to be reported or which may constitute material weaknesses in our internal controls over financial reporting.

     We did not make any changes to our internal controls over financial reporting during the quarter ended September 30, 2004, that have had a material adverse affect or are reasonably likely to have a material adverse effect on our internal controls over financial reporting. However, we have made changes to improve our internal controls during the quarter ended September 30, 2004.

     We also undertook a review of our overall disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, we have concluded that our disclosure controls and procedures were effective at September 30, 2004.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                            SOUTHERN NATURAL GAS COMPANY

Date: November 12, 2004                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: November 12, 2004                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

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