Form 10-Q
period 2005-03-31
SOUTHERN NATURAL GAS CO
filed 2005-05-11
CIK 92232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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
Telephone Number: (713) 420-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      Common stock, par value $1 per share. Shares outstanding on May 11, 2005: 1,000
     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

SOUTHERN NATURAL GAS COMPANY

	Caption	Page

	PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	14
	PART II — Other Information
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	16
Item 6.	Exhibits	16
	Signatures	17

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
BBtu	= billion British thermal units
Mcf	= thousand cubic feet
MMcf	= million cubic feet
     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
     When we refer to “us,” “we,” “our,” or “ours,” we are describing Southern Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Operating revenues	$125	$128

Operating expenses
Operation and maintenance	40	46
Depreciation, depletion and amortization	13	13
Gain on the sale of long-lived assets	(7)	—
Taxes, other than income taxes	7	6

	53	65

Operating income	72	63
Earnings from unconsolidated affiliates	18	10
Other income, net	7	2
Interest and debt expense	(23)	(23)
Affiliated interest income, net	1	1

Income before income taxes	75	53
Income taxes	23	17

Net income	$52	$36
Other comprehensive income	1	—

Comprehensive income	$53	$36

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2005 and $3 in 2004	49	80
Materials and supplies	11	11
Restricted cash	8	—
Deferred income taxes	4	4
Other	5	5

Total current assets	77	100

Property, plant and equipment, at cost	3,224	3,234
Less accumulated depreciation, depletion and amortization	1,344	1,344

Total property, plant and equipment, net	1,880	1,890

Other assets
Investments in unconsolidated affiliates	746	740
Note receivable from affiliate	244	171
Regulatory assets	39	41
Other	18	21

	1,047	973

Total assets	$3,004	$2,963

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$25	$36
Affiliates	14	8
Other	3	2
Taxes payable	65	58
Accrued interest	10	30
Contractual deposits	3	3
Other	5	3

Total current liabilities	125	140

Long-term debt	1,195	1,195

Other liabilities
Deferred income taxes	306	296
Other	47	54

	353	350

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	340	340
Retained earnings	998	946
Accumulated other comprehensive loss	(7)	(8)

Total stockholder’s equity	1,331	1,278

Total liabilities and stockholder’s equity	$3,004	$2,963

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Cash flows from operating activities
Net income	$52	$36
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	13	13
Deferred income taxes	10	9
Gain on the sale of long-lived assets	(7)	—
Earnings from unconsolidated affiliates, adjusted for cash distributions	(6)	(10)
Other non-cash income items	(3)	(1)
Asset and liability changes	19	(12)

Net cash provided by operating activities	78	35

Cash flows from investing activities
Additions to property, plant and equipment	(39)	(47)
Proceeds from the sale of assets	32	—
Net change in affiliate advances	(73)	17
Net change in restricted cash	2	(5)

Net cash used in investing activities	(78)	(35)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2005 and for the quarters ended March 31, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

Revision of Prior Period Financial Information
      In connection with the preparation of our financial statements for the quarter ended March 31, 2005, we concluded that it was appropriate to classify cash that is restricted for use in funding construction of our Elba Island facility as a non-current asset to the extent it will not be refunded within twelve months. Previously, such restricted cash had been classified as a current asset. Accordingly, we have revised the prior classification to report non-current restricted cash of $10 million within other assets on our Condensed Consolidated Balance Sheet as of December 31, 2004. We have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2004, to reflect the change in non-current restricted cash of $5 million as an investing, rather than operating activity. This change in classification, which we do not believe is material, does not affect previously reported cash flows from financing activities in our previously reported Consolidated Statements of Cash Flows, or any amounts in our previously reported Consolidated Statements of Income for any period.
  Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K.

New Accounting Pronouncements Issued But Not Yet Adopted
      As of March 31, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of a significant standard that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.

2. Credit Facilities
      El Paso maintains a $3 billion credit agreement. We are not a borrower under the credit agreement; however, one of our subsidiaries and our ownership in an equity investee are collateral under the credit agreement. At March 31, 2005, El Paso had $1.2 billion outstanding under the term loan and $1.4 billion of letters of credit issued under the credit agreement. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.
3. Commitments and Contingencies
  Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss have been briefed and argued and the parties are awaiting the court’s ruling. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Royalty Claim. In five contract settlements reached in the late 1980s with Elf Aquitaine (Elf) pertaining to the pricing of gas produced from certain federal offshore blocks, we indemnified Elf against royalty claims that potentially could have been asserted by the Minerals Management Service (MMS). Following its settlements with us, Elf received demands from MMS for royalty payments related to the settlements. With our approval, Elf protested the demands for over a decade while trying to reach a settlement with the MMS. Elf, which is now TOTAL E&P USA (TOTAL), advised us that it had renewed efforts to settle claims by the MMS for excess royalties attributable to price reductions that we achieved in the gas contract settlements in the late 1980s. TOTAL informed us that the MMS is claiming in excess of $13 million in royalties, a large portion of which is interest, for the five settlements with us. We have advised TOTAL that not all of the amounts being sought by the MMS are covered by our indemnity. If TOTAL cannot resolve these claims administratively with MMS, then an appeal can be taken to the federal courts. We have the right under a pre-existing settlement with our customers to recover, through a surcharge payable by our customers, a portion of the amount ultimately paid under the royalty indemnity with TOTAL.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At March 31, 2005, we had accrued approximately $2 million for our outstanding legal matters.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2005, we had accrued $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability from January 1, 2005 to March 31, 2005 (in millions):

Balance at January 1, 2005	$—
Other changes, net	1

Balance at March 31, 2005	$1

      For the remainder of 2005, we estimate that our total remediation expenditures will be $1 million, which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $5 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
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
     Rates and Regulatory Matters
      Rate Case. In August 2004, we filed a rate case with the Federal Energy Regulatory Commission (FERC) seeking an annual rate increase of $35 million, or 11 percent in jurisdictional rates, no changes to cost allocation, rate design or current fuel retention percentage, and certain revisions to our effective tariff regarding terms and conditions of service. In September 2004, the FERC issued a suspension order accepting certain proposed tariff revisions, including the elimination of right of first refusal matching term limitations, changes in the imbalance cash-out price calculations, and permitting formularized discounting as a non-material deviation. These revisions became effective in October 2004. The order established a technical conference to assess other proposed tariff revisions, including notice to exercise public service commission outs, restrictions on firm receipt point amendments, the application of the storage reconciliation mechanism surcharge to additional services on our system, and the change in cash-out pricing for imbalances of less than 2 percent. The FERC established a hearing, which is scheduled for July 2005. On December 9, 2004, the FERC staff convened a technical conference on tariff issues not set for hearing. On February 28, 2005, the FERC issued an order on Technical Conference and Rehearing accepting all tariff changes proposed by us in our rate filing except for one proposal governing changes to receipt points under existing service agreements, which was set for hearing. We have reached a tentative settlement in principle that will resolve all issues in our rate proceeding. The offer of settlement was filed with the FERC on April 29, 2005. We implemented the settlement rates on an interim basis as of March 1, 2005 as negotiated rates with all shippers which elected to be consenting parties under the rate settlement. Based on its provisions as currently proposed, we do not expect the settlement to have a material impact on our future financial results. The settlement should also have the effect of extending the average contract terms to seven years. For a further discussion of our current and upcoming rate proceedings, refer to our 2004 Annual Report on Form 10-K.
      Rate Investigation. In December 2004, our subsidiary, Southern LNG, Inc., filed a cost and revenue study with the FERC, in compliance with existing certificate authorization, to justify its existing rates for terminaling service at its LNG marine receiving terminal at Elba Island. In February 2005, the FERC set the cost and revenue study for hearing under Section 5 of the Natural Gas Act to determine if the current rates remain just and reasonable. We have reached a tentative settlement in principle that will resolve all issues in this proceeding.
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
      Selective Discounting Notice of Inquiry. In November 2004, the FERC issued a Notice of Inquiry (NOI) seeking comments on its policy regarding selective discounting by natural gas pipelines. The FERC seeks comments regarding whether its practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons is appropriate when the discount is given to meet competition from another natural gas pipeline. We, along with several of our affiliated pipelines, filed comments on the NOI in March 2005. The final outcome of this inquiry cannot be predicted with certainty, nor can we predict the impact that the final rule will have on us.
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

Other Matters
      Atlanta Gas Light. The majority of our contracts for firm transportation service with our largest customer, Atlanta Gas Light Company (AGL), were due to expire in 2005. In April 2004, we and AGL executed definitive agreements pursuant to which AGL agreed to extend its firm transportation service contracts with us for 926,534 Mcf/d for a weighted average term of 6.5 years between 2008 and 2015 in exchange for the sale by us to AGL of approximately 250 miles of certain pipeline facilities and nine measurement facilities in the metropolitan Atlanta area at a transfer price of approximately $32 million. Agreements to implement the transactions (Triangle Project) were reached subject to approvals by the FERC and the Georgia Public Service Commission (GPSC). In late 2004 and early 2005, the FERC and GPSC issued orders generally approving the Triangle Project. The transaction closed on March 1, 2005, and construction of the 6.36 miles of pipeline to close the gap between the two segments on our 30-inch Ocmulgee-Atlanta Line began in April 2005. Construction is expected to be completed in July 2005, and the facilities will be transferred to AGL. We recognized a $7 million gain on the sale of the pipeline and measurement facilities.
      Duke Litigation. Citrus Trading Corporation (CTC), a direct subsidiary of Citrus Corp. (Citrus), has filed suit against Duke Energy LNG Sales, Inc (Duke) and PanEnergy Corp., the holding company of Duke, seeking damages of $185 million for breach of a gas supply contract and wrongful termination of that contract. Duke sent CTC a notice of termination of the gas supply contract alleging failure of CTC to increase the amount of an outstanding letter of credit as collateral for its purchase obligations. Duke has filed an amended counter claim in federal court joining Citrus and a cross motion for partial summary judgment, requesting that the court find that Duke had a right to terminate its gas sales contract with CTC due to the failure of CTC to adjust the amount of the letter of credit supporting its purchase obligations. CTC filed an answer to Duke’s motion, which is currently pending before the court. An adverse outcome on these matters could impact our investment in Citrus. We do not expect the ultimate resolution of this matter to have a material adverse effect on us.
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

4. Investments in Unconsolidated Affiliates and Transactions with Affiliates
  Investments in Unconsolidated Affiliates
      Our investments in unconsolidated affiliates are accounted for using the equity method of accounting and consist of our equity ownership interests in Citrus and Bear Creek Storage Company. Summarized income statement information of our proportionate share of these unconsolidated affiliates for the quarters ended March 31 are as follows:

	2005	2004

	(In millions)
Operating results data:
Operating revenues	$58	$56
Operating expenses	25	25
Income from continuing operations and net income(1)	16	10

(1)	The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.
     Summarized income statement information of our proportionate share of Citrus’ income for the quarters ended March 31 is as follows:

	2005	2004

	(In millions)
Operating results data:
Operating revenues	$53	$51
Operating expenses	22	23
Income from continuing operations and net income(1)	13	7

(1)	The difference between our proportionate share of our equity investment’s net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.
     In March 2005, we received a $12 million dividend from Citrus.
  Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At March 31, 2005 and December 31, 2004, we had advanced to El Paso $244 million and $171 million. The interest rate at March 31, 2005 and December 31, 2004 was 3.5% and 2.0%. These receivables are due upon demand; however, at March 31, 2005 and December 31, 2004, we have classified these advances as a non-current note receivable from affiliates because we do not anticipate settlement within the next twelve months.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have income taxes payable of $56 million at March 31, 2005 and $46 million at December 31, 2004, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.
      Other Affiliate Balances. The following table shows other balances with our affiliates:

	March 31,	December 31,
	2005	2004

	(In millions)
Accounts payable	$14	$8
Contractual deposits	1	1

      Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2005	2004

	(In millions)
Revenues from affiliates	$2	$4
Operations and maintenance expenses from affiliates	12	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
      The following is a reconciliation of EBIT to net income for the quarters ended March 31:

	2005	2004

	(In millions, except
	volume amounts)
Operating revenues	$125	$128
Operating expenses	(53)	(65)

Operating income	72	63

Earnings from unconsolidated affiliates	18	10
Other income, net	7	2

Other	25	12

EBIT	97	75
Interest and debt expense	(23)	(23)
Affiliated interest income, net	1	1
Income taxes	(23)	(17)

Net income	$52	$36

Throughput volumes (BBtu/d)(1)	3,195	3,510

(1)	Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus Corp. (Citrus) and billable transportation throughput volumes for storage injection.

     The following items contributed to our overall EBIT increase of $22 million for the quarter ended March 31, 2005 as compared to the same period in 2004:

				EBIT
	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Mainline expansions	$5	$—	$(1)	$4
Gas sales activities	(9)	9	—	—
Higher allocation of overhead costs from affiliates	—	(3)	—	(3)
Gain on the sale of assets	—	7	—	7
Earnings from our equity investment in Citrus	—	—	8	8
Other	1	(1)	6	6

Total impact on EBIT	$(3)	$12	$13	$22

      The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.
      Mainline Expansions. Our mainline expansions consist of three major projects that were phased into service from June 2002 through August 2004. The increase in expansion revenue was partially offset by depreciation on the new facilities and the elimination of earnings associated with an allowance for funds used during construction (AFUDC).
      In April 2003, the FERC approved our expansion of our Elba Island LNG facility to increase the base load sendout rate of the facility from 446 MMcf/d to 806 MMcf/d. Our current cost estimates for the expansion are approximately $157 million, and expenditures as of March 31, 2005 were approximately $102 million. We commenced construction in July 2003 and expect to place the expansion in service in February 2006. As a result of increasing levels of capital invested in the expansion, higher AFUDC in 2005 resulted in higher EBIT compared to 2004.
      Gas Sales Activities. In 2004, we had a gas sales agreement that required us to purchase and sell volumes at a rate close to the market index price. Although the arrangement resulted in variances in both revenue and expense, there was no material effect on EBIT. That contract expired in the fourth quarter of 2004.
      Gain on the Sale of Assets. We recorded a gain of $7 million in March 2005 from the sale of certain facilities to Atlanta Gas Light Company. For a discussion of this transaction, see Item 1, Financial Statements, Note 3.
      Citrus. Our earnings in Citrus increased in 2005 primarily due to Citrus’ exit of its trading business in 2004.
      Gas Not Used in Operations and Other Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of gas we are allowed to recover and dispose of according to the provisions in our tariff, relative to the amounts of gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which are driven by volumes and prices during a given period. During 2004 and 2005, we recovered, fairly consistently, volumes of natural gas that were not utilized for operations. These recoveries were based on factors such as system throughput, facility enhancements and the ability to operate the system in the most efficient and safe manner. Additionally, a steadily increasing natural gas price environment during this timeframe resulted in favorable impacts on our operating results in 2005 versus 2004. We anticipate that revenue from this area of our business will continue to vary in the future and will be reduced by our current rate settlement which includes prospective changes in our tariff provisions governing recovery of operational gas and energy costs. Our revenues will also continue to be affected by the efficiency of our pipeline operations, the price of natural gas and other factors.
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
      We periodically file for changes in our rates which are subject to the approval of the FERC. In August 2004, we filed a rate case with the FERC seeking an annual rate increase of $35 million, or 11 percent in jurisdictional rates, no changes to cost allocation, rate design or current fuel retention percentage, and certain revisions to our effective tariff regarding terms and conditions of service. We reached a tentative settlement in principle that was filed with the FERC on April 29, 2005. The settlement rates were implemented on an interim basis as of March 1, 2005 as negotiated rates with all shippers which elected to be consenting parties under the rate settlement. Based on its provisions as currently proposed, we do not expect the settlement to have a material impact on our future EBIT. The settlement should also have the effect of extending the average contract terms to seven years. For a further discussion of our current and upcoming rate proceedings, refer to our 2004 Annual Report on Form 10-K.
Income Taxes

	Quarter Ended
	March 31,

	2005	2004

	(In millions,
	except for rates)
Income taxes	$23	$17
Effective tax rate	31%	32%
      Our effective tax rates were different than the statutory rate of 35 percent, primarily due to the effect of state income taxes, offset by the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2005, we had a cash advance receivable from El Paso of $244 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At March 31, 2005, this receivable was classified as a non-current note receivable from affiliates on our balance sheet. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations.
Capital Expenditures
      Our capital expenditures for the quarter ended March 31, 2005 were approximately $39 million. We expect to spend $153 million for the remainder of 2005 for capital expenditures, consisting of $69 million to expand the capacity of our system, $61 million to maintain the integrity of our pipeline and ensure the safe and reliable delivery of our natural gas to our customers and $23 million to repair damage caused by Hurricane Ivan in 2004. We expect to fund our maintenance and expansion capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program, if necessary.

Commitments and Contingencies
      See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      This Report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements.
      With this in mind, you should consider the risks discussed elsewhere in this Report and other documents we file with the Securities and Exchange Commission from time to time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Material Weaknesses Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2004, over (1) access to financial application programs and data in certain information technology environments, and (2) identification, capture and communication of financial data used in accounting for non-routine transactions or activities. The remedial actions implemented in the first quarter of 2005 related to these material weaknesses are described below.
Evaluation of Disclosure Controls and Procedures
      As of March 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the President and CFO, as appropriate, to allow timely discussion regarding required financial disclosure.
      Based on the results of this evaluation, our President and CFO concluded that as a result of the material weaknesses discussed above, our disclosure controls and procedures were not effective as of March 31, 2005. Because of these material weaknesses, we performed additional procedures to ensure that our financial statements as of and for the quarter ended March 31, 2005, were fairly presented in all material respects in accordance with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes;

•	Developed a segregation of duties matrix for our primary financial system that documents existing role assignments; and

•	Implemented an accounting policy that requires a higher level of review of non-routine transactions.
      We have identified other remedial actions to improve our internal control over financial reporting that are in the process of being implemented. In addition, we are continuing to evaluate the ongoing effectiveness and sustainability of the changes we have made in our internal control and, as a result of our ongoing evaluation, we may identify additional changes to improve our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 3.	Defaults Upon Senior Securities
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      Each exhibit identified below is filed as a part of this Report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, Southern Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN NATURAL GAS COMPANY
Date: May 11, 2005

/s/ James C. Yardley

James C. Yardley
President
(Principal Executive Officer)
Date: May 11, 2005

/s/ Greg G. Gruber

Greg G. Gruber
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

SOUTHERN NATURAL GAS COMPANY
EXHIBIT INDEX
      Each exhibit identified below is filed as a part of this Report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.