Form 10-Q
period 2005-06-30
SOUTHERN NATURAL GAS CO
filed 2005-08-08
CIK 92232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
      Common stock, par value $1 per share. Shares outstanding on August 5, 2005: 1,000
     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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
SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues	$112	$118	$237	$246

Operating expenses
Operation and maintenance	36	48	76	94
Depreciation, depletion and amortization	13	12	26	25
Gain on the sale of long-lived assets	(2)	—	(9)	—
Taxes, other than income taxes	7	6	14	12

	54	66	107	131

Operating income	58	52	130	115
Earnings from unconsolidated affiliates	22	24	40	34
Other income, net	3	3	10	5
Interest and debt expense	(24)	(24)	(47)	(47)
Affiliated interest income, net	3	1	4	2

Income before income taxes	62	56	137	109
Income taxes	19	17	42	34

Net income	$43	$39	$95	$75
Other comprehensive income	—	—	1	—

Comprehensive income	$43	$39	$96	$75

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2005 and $3 in 2004	44	80
Affiliates	1	—
Other	1	—
Materials and supplies	11	11
Restricted cash	7	—
Other	22	9

Total current assets	86	100

Property, plant and equipment, at cost	3,256	3,234
Less accumulated depreciation, depletion and amortization	1,320	1,344

Total property, plant and equipment, net	1,936	1,890

Other assets
Investments in unconsolidated affiliates	750	740
Note receivable from affiliate	259	171
Regulatory assets	44	41
Other	12	21

	1,065	973

Total assets	$3,087	$2,963

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$29	$36
Affiliates	14	8
Other	3	2
Taxes payable	76	58
Accrued interest	30	30
Contractual deposits	3	3
Other	8	3

Total current liabilities	163	140

Long-term debt	1,195	1,195

Other liabilities
Deferred income taxes	311	296
Other	44	54

	355	350

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	340	340
Retained earnings	1,041	946
Accumulated other comprehensive loss	(7)	(8)

Total stockholder’s equity	1,374	1,278

Total liabilities and stockholder’s equity	$3,087	$2,963

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities
Net income	$95	$75
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	26	25
Deferred income taxes	16	10
Gain on the sale of long-lived assets	(9)	—
Earnings from unconsolidated affiliates, adjusted for cash distributions	(10)	(34)
Other non-cash income items	(3)	(2)
Asset and liability changes	34	30

Net cash provided by operating activities	149	104

Cash flows from investing activities
Additions to property, plant and equipment	(95)	(92)
Proceeds from the sale of assets	32	—
Net change in affiliate advances	(88)	(7)
Net change in restricted cash	3	(5)
Other	(1)	—

Net cash used in investing activities	(149)	(104)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2005 and for the quarters and six months ended June 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

Revision of Prior Period Financial Information
      In connection with the preparation of our financial statements for the first quarter of 2005, we concluded that it was appropriate to classify cash that is restricted for use in funding construction of our Elba Island facility as a non-current asset to the extent it will not be refunded within twelve months. Previously, such restricted cash had been classified as a current asset. Accordingly, we revised the prior classification to report non-current restricted cash of $10 million within other assets on our condensed consolidated balance sheet as of December 31, 2004. We have also made corresponding adjustments to our condensed consolidated statement of cash flows for the period ended June 30, 2004, to reflect the change in non-current restricted cash of $5 million as an investing, rather than operating activity. This change in classification, which we do not believe is material, does not affect previously reported cash flows from financing activities in our previously reported consolidated statements of cash flows, or any amounts in our previously reported consolidated statements of income for any period.
  Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K.

New Accounting Pronouncements Issued But Not Yet Adopted
      As of June 30, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and/or settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.

      Accounting for Pipeline Integrity Costs. In June 2005, the Federal Energy Regulatory Commission (FERC) issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $4 million to $6 million annually.
2. Credit Facilities
      El Paso maintains a $3 billion credit agreement. We are not a borrower under the credit agreement; however, one of our subsidiaries and our ownership in an equity investee are collateral under the credit agreement. At June 30, 2005, El Paso had $1.2 billion outstanding under the term loan and $1.4 billion of letters of credit issued under the credit agreement. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.
3. Commitments and Contingencies
  Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff in this case seeks royalties, along with interest, expenses, and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendations, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Royalty Claim. In five contract settlements reached in the late 1980s with Elf Aquitaine (Elf) pertaining to the pricing of gas produced from certain federal offshore blocks, we indemnified Elf against royalty claims that potentially could have been asserted by the Minerals Management Service (MMS). Following its settlements with us, Elf received demands from MMS for royalty payments related to the settlements. With our approval, Elf protested the demands for over a decade while trying to reach a settlement with the MMS. Elf, which is now TOTAL E&P USA (TOTAL), advised us that it had renewed efforts to settle claims by the MMS for excess royalties attributable to price reductions that we achieved in the gas contract settlements in the late 1980s. TOTAL informed us that the MMS is claiming in excess of $13 million in royalties, a large portion of which is interest, for the five settlements with us. We have advised TOTAL that not all of the amounts being sought by the MMS are covered by our indemnity. If TOTAL cannot resolve these claims administratively with MMS, then an appeal can be taken to the federal courts. We have the right under a pre-existing settlement with our customers to seek to recover, through a surcharge payable by our customers, a portion of the amount ultimately paid under the royalty indemnity with TOTAL.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At June 30, 2005, we had accrued approximately $2 million for our outstanding legal matters.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2005, we had accrued $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability from January 1, 2005 to June 30, 2005 (in millions):

Balance at January 1, 2005	$—
Other changes, net	1

Balance at June 30, 2005	$1

      For the remainder of 2005, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $13 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
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
     Rates and Regulatory Matters
      Rate Case. In August 2004, we filed a rate case with the FERC seeking an annual rate increase of $35 million, or 11 percent in jurisdictional rates and certain revisions to our effective tariff regarding terms and conditions of service. In April 2005, we reached a tentative settlement in principle that would resolve all issues in our rate proceeding, and filed the negotiated offer of settlement with the FERC on April 29, 2005. We implemented the settlement rates on an interim basis as of March 1, 2005 as negotiated rates with all shippers which elected to be consenting parties under the rate settlement. In an order issued in July 2005, the FERC approved the settlement. Under the terms of the settlement, we reduced the proposed increase in our base tariff rates by approximately $21 million; reduced our fuel retention percentage and agreed to an incentive sharing mechanism to encourage additional fuel savings; received approval for a capital maintenance tracker that will allow us to recover costs through our rates; adjusted the rates for our South Georgia facilities; and agreed to file our next general rate case no earlier than March 1, 2009 and no later than March 31, 2010. The settlement also provided for changes regarding our terms and conditions of service. We do not expect the settlement to have a material impact on our future financial results. In addition, as a result of the contract extensions required by the settlement, the contract terms for firm service now average approximately seven years.
      Rate Investigation. In December 2004, our subsidiary, Southern LNG, Inc., filed a cost and revenue study with the FERC to justify its existing rates for terminalling service at its LNG marine receiving terminal at Elba Island. In February 2005, the FERC set the cost and revenue study for hearing under Section 5 of the Natural Gas Act to determine if the current rates remain just and reasonable. We filed an offer of settlement with the FERC in June 2005 that will resolve all issues in this proceeding. The settlement offer provides for continuation of current rates for at least five years. During the five year rate moratorium, Southern LNG’s ability to file a general rate increase and the ability of consenting parties to advocate a rate decrease is limited. The settlement was certified to the FERC in July 2005.
      Selective Discounting Notice of Inquiry. In November 2004, the FERC issued a Notice of Inquiry seeking comments on its policy regarding selective discounting by natural gas pipelines. In May 2005, the FERC issued an order reaffirming its prior practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons when the discount is given to meet competition from another natural gas pipeline.
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

Other Matters
      Atlanta Gas Light. The majority of our contracts for firm transportation service with our largest customer, Atlanta Gas Light Company (AGL), were due to expire in 2005. In April 2004, we and AGL executed definitive agreements pursuant to which AGL agreed to extend its firm transportation service contracts with us for 926,534 Mcf/d for a weighted average term of 6.5 years between 2008 and 2015 in exchange for the sale by us to AGL of approximately 250 miles of certain pipeline facilities and nine measurement facilities in the metropolitan Atlanta area at a transfer price of approximately $32 million. Agreements to implement the transactions (Triangle Project) were reached subject to approvals by the FERC and the Georgia Public Service Commission (GPSC). In late 2004 and early 2005, the FERC and GPSC issued orders generally approving the Triangle Project. The transaction closed on March 1, 2005, and construction of the 6.36 miles of pipeline to close the gap between the two segments on our 30-inch Ocmulgee-Atlanta Line was completed in July 2005. We recognized a $7 million gain on the sale of the pipeline and measurement facilities to AGL.
      Duke Litigation. Citrus Trading Corporation (CTC), a direct subsidiary of Citrus Corp. (Citrus), in which we own a 50 percent equity interest, has filed suit against Duke Energy LNG Sales, Inc (Duke) and PanEnergy Corp., the holding company of Duke, seeking damages of $185 million for breach of a gas supply contract and wrongful termination of that contract. Duke sent CTC a notice of termination of the gas supply contract alleging failure of CTC to increase the amount of an outstanding letter of credit as collateral for its purchase obligations. Duke has filed an amended counter claim in federal court joining Citrus and a cross motion for partial summary judgment, requesting that the court find that Duke had a right to terminate its gas sales contract with CTC due to the failure of CTC to adjust the amount of the letter of credit supporting its purchase obligations. CTC filed an answer to Duke’s motion, which is currently pending before the court. An adverse outcome on these matters could impact our investment in Citrus; however, we do not expect the ultimate resolution of this matter to have a material adverse effect on us.
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
      Our investments in unconsolidated affiliates are accounted for using the equity method of accounting and consist of our equity ownership interests in Citrus and Bear Creek Storage Company. Summarized income statement information of our proportionate share of these unconsolidated affiliates for the periods ended June 30 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Operating results data:
Operating revenues	$66	$66	$124	$123
Operating expenses	27	26	52	51
Income from continuing operations and net income(1)	21	24	37	34

(1)	The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.
     Summarized income statement information of our proportionate share of Citrus’ income for the periods ended June 30 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Operating results data:
Operating revenues	$62	$61	$115	$114
Operating expenses	26	24	48	48
Income from continuing operations and net income(1)	17	21	30	28

(1)	The difference between our proportionate share of our equity investment’s net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to timing differences between the estimated and actual equity earnings from our investments.
     For the six months ended June 30, 2005, we received $30 million in dividends from Citrus.
  Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At June 30, 2005 and December 31, 2004, we had advanced to El Paso $259 million and $171 million. The interest rate was 4.3% at June 30, 2005 and 2.0% at December 31, 2004. This receivable is due upon demand; however, at June 30, 2005 and December 31, 2004, we have classified this receivable as non-current because we do not anticipate settlement within the next twelve months.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have income taxes payable of $65 million at June 30, 2005 and $46 million at December 31, 2004, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.

      Other Affiliate Balances. The following table shows other balances with our affiliates:

	June 30,	December 31,
	2005	2004

	(In millions)
Contractual deposits	$1	$1
      Affiliate Revenues and Expenses. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from Tennessee Gas Pipeline Company associated with our shared pipeline services.
      The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Revenues from affiliates	$1	$2	$3	$6
Operations and maintenance expenses from affiliates	13	11	25	21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
      The following is a reconciliation of EBIT to net income for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except volume amounts)
Operating revenues	$112	$118	$237	$246
Operating expenses	(54)	(66)	(107)	(131)

Operating income	58	52	130	115

Earnings from unconsolidated affiliates	22	24	40	34
Other income, net	3	3	10	5

Other	25	27	50	39

EBIT	83	79	180	154
Interest and debt expense	(24)	(24)	(47)	(47)
Affiliated interest income, net	3	1	4	2
Income taxes	(19)	(17)	(42)	(34)

Net income	$43	$39	$95	$75

Throughput volumes (BBtu/d)(1)	2,694	3,064	2,944	3,287

(1)	Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus Corp. (Citrus) and billable transportation throughput volumes for storage injection.

     The following items contributed to our overall EBIT increase of $4 million and $26 million for the quarter and six months ended June 30, 2005 as compared to the same periods in 2004:

	Quarter Ended				Six Months Ended
	June 30,				June 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Mainline expansions	$5	$—	$(1)	$4	$9	$(1)	$(1)	$7
Gas not used in operations and other natural gas sales	(10)	16	—	6	(18)	25	—	7
Higher allocation of overhead costs from affiliates	—	(4)	—	(4)	—	(7)	—	(7)
Gain on the sale of assets in 2005	—	2	—	2	—	9	—	9
Earnings from our equity investment in Citrus	—	—	(3)	(3)	—	—	5	5
Elba Island expansion (AFUDC)	—	—	2	2	—	—	4	4
Other(1)	(1)	(2)	—	(3)	—	(2)	3	1

Total impact on EBIT	$(6)	$12	$(2)	$4	$(9)	$24	$11	$26

(1)	Consists of individual insignificant items.
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
      In June 2005, we filed with the FERC for permission to construct a 176 mile expansion of our system which will provide 500,000 Mcf/d of firm transportation to be phased in over four years beginning in May 2007. Total cost estimates for the project are approximately $321 million and construction is expected to begin upon FERC approval in 2006. This expansion is currently expected to increase our revenues by an estimated $62 million annually.
      Gas Not Used in Operations and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to recover and dispose of according to the provisions in our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which are driven by volumes and prices during a given period. During 2004 and 2005, we recovered volumes of natural gas that were not utilized for operations. These recoveries were based on factors such as system throughput, facility enhancements and the ability to operate the system in the most efficient and safe manner. We anticipate that revenue from this area of our business will continue to vary in the future and will be reduced by our recently approved rate case settlement, which includes a sharing mechanism with our customers for volumes recovered in excess of the tariff fuel retention percentages. Our revenues will also continue to be affected by the efficiency of our pipeline operations, the price of natural gas and other factors.
      Allocated Costs. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from Tennessee Gas Pipeline Company associated with our shared pipeline services. During the quarter and six months ended June 30, 2005, we were allocated higher costs than the same periods in 2004, primarily due to an increase in El Paso’s benefits accrued under its retirement plan and higher legal, insurance and professional fees. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the significance of our asset base and earnings to the overall El Paso asset base and earnings.

      Gain on the Sale of Assets. We recorded a gain of $7 million in March 2005 from the sale of certain facilities to Atlanta Gas Light Company. For a discussion of this transaction, see Item 1, Financial Statements, Note 3. We also recorded a gain of $2 million in the second quarter of 2005 on the sale of a gathering system.
      Citrus. Our earnings in Citrus decreased in the second quarter of 2005 compared to 2004 due to a gain recorded on the sale of a contract as a result of Citrus exiting its trading business in 2004. The impact of this sale is partially offset by an increase in earnings from Citrus’ pipeline business.
      Our earnings in Citrus increased for the six months ended June 30, 2005 as compared to the same period in 2004, due to higher earnings from Citrus’ pipeline business, offset by the impact of the gain on the sale of Citrus’ trading contract discussed above.
      Elba Island Expansion. In April 2003, the FERC approved our expansion of our Elba Island LNG facility to increase the base load sendout rate of the facility from 446 MMcf/d to 806 MMcf/d. Our current cost estimates for the expansion are approximately $157 million and as of June 30, 2005, our expenditures were approximately $118 million. We commenced construction in July 2003 and expect to place the expansion in service in February 2006. As a result of increasing levels of capital invested in the expansion, higher AFUDC in 2005 resulted in higher EBIT compared to 2004. This expansion is currently expected to increase our revenues by an estimated $29 million annually.
      Accounting for Pipeline Integrity Costs. In June 2005, the FERC issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $4 million to $6 million annually.
      Regulatory Matter. In August 2004, we filed a rate case with the FERC seeking an annual rate increase of $35 million, or 11 percent in jurisdictional rates and certain revisions to our effective tariff regarding terms and conditions of service. In April 2005, we reached a tentative settlement in principle that would resolve all issues in our rate proceeding, and filed the negotiated offer of settlement with the FERC on April 29, 2005. We implemented the settlement rates on an interim basis as of March 1, 2005 as negotiated rates with all shippers which elected to be consenting parties under the rate settlement. In an order issued in July 2005, the FERC approved the settlement. Under the terms of the settlement, we reduced the proposed increase in our base tariff rates by approximately $21 million; reduced our fuel retention percentage and agreed to an incentive sharing mechanism to encourage additional fuel savings; received approval for a capital maintenance tracker that will allow us to recover costs through our rates; adjusted the rates for our South Georgia facilities; and agreed to file our next general rate case no earlier than March 1, 2009 and no later than March 31, 2010. The settlement also provided for changes regarding our terms and conditions of service. We do not expect the settlement to have a material impact on our future financial results. In addition, as a result of the contract extensions required by the settlement, the contract terms for firm service now average approximately seven years.
Affiliated Interest Income, Net

Second Quarter 2005 Compared to Second Quarter 2004
      Affiliated interest income, net for the quarter ended June 30, 2005, was $2 million higher than the same period in 2004. The average advance balance due from El Paso of $134 million for the second quarter of 2004 increased to $234 million in 2005. In addition, the average short-term interest rates for the second quarter increased from 2.3% in 2004 to 4.0% in 2005.

Six Months Ended 2005 Compared to Six Months Ended 2004
      Affiliated interest income, net for the six months ended June 30, 2005, was $2 million higher than the same period in 2004. The average advance balance due from El Paso of $137 million for the six months of 2004 increased to $210 million in 2005. In addition, the average short-term interest rates increased from 2.5% in 2004 to 3.5% in 2005.
Income Taxes

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except for rates)
Income taxes	$19	$17	$42	$34
Effective tax rate	31%	30%	31%	31%
      Our effective tax rates were different than the statutory rate of 35 percent for all periods, primarily due to the effect of state income taxes, offset by the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At June 30, 2005, we had a cash advance receivable from El Paso of $259 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At June 30, 2005, this receivable was classified as a non-current note receivable from affiliate on our balance sheet. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations.
Capital Expenditures
      Our capital expenditures for the six months ended June 30, 2005 were approximately $95 million. We expect to spend $110 million for the remainder of 2005 for capital expenditures, consisting of $35 million to expand the capacity of our system, $55 million to maintain the integrity of our pipeline system and ensure the safe and reliable delivery of our natural gas to our customers and $20 million to repair damage caused by Hurricane Ivan in 2004. We expect an insurance reimbursement for a majority of the costs associated with Hurricane Ivan. We also expect to fund our maintenance and expansion capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program, if necessary.
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
Material Weaknesses Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2004, over (1) access to financial application programs and data in certain information technology environments, and (2) identification, capture and communication of financial data used in accounting for non-routine transactions or activities. The remedial actions implemented in 2005 related to these material weaknesses are described below.
Evaluation of Disclosure Controls and Procedures
      As of June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made various changes in our internal controls which we believe remediate the material weaknesses previously identified by the company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our President and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes;

•	Developed a segregation of duties matrix for our primary financial system that documents existing role assignments; and

•	Implemented an accounting policy that requires a higher level of review of non-routine transactions.

      During the second quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Performed an in-depth analysis of the company’s primary financial accounting system to examine existing functional access to identify any potentially incompatible duties.

•	Enhanced the segregation of duties matrix for our primary financial accounting system based on the in-depth analysis of user access.

•	Modified the primary financial accounting system to eliminate or modify potentially conflicting functionality.

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our applications described above.

•	Separated security administration rights from system update capabilities for our applications described above.

•	Implemented monitoring procedures to monitor activities of security administration roles for our applications described above.

•	Improved communications to establish the expectation that non-routine transactions must be communicated to ensure timely identification and thorough review of transactions.

•	Established periodic business unit meetings to discuss and review non-routine transactions.
      We believe that the changes in our internal controls described above have remediated the material weaknesses. Our testing and evaluation of the operating effectiveness and sustainability of the changes in internal controls has not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal controls over financial reporting.

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

SOUTHERN NATURAL GAS COMPANY
Date: August 5, 2005

/s/ JAMES C. YARDLEY

James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)
Date: August 5, 2005

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