Form 10-Q
period 2005-09-30
SOUTHERN NATURAL GAS CO
filed 2005-11-07
CIK 92232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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
Telephone Number: (713) 420-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      Common stock, par value $1 per share. Shares outstanding on November 4, 2005: 1,000
     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

SOUTHERN NATURAL GAS COMPANY

	Caption	Page

	PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	13
	PART II — Other Information
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	15
Item 6.	Exhibits	15
	Signatures	16

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
BBtu	= billion British thermal units
Bcf	= billion cubic feet
Mcf	= thousand cubic feet
MMcf	= million cubic feet
     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
     When we refer to “us,” “we,” “our,” or “ours,” we are describing Southern Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions)
(Unaudited)

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues	$116	$121	$353	$367

Operating expenses
Operation and maintenance	47	53	123	147
Depreciation, depletion and amortization	12	13	38	38
Gain on long-lived assets	—	—	(9)	—
Taxes, other than income taxes	8	7	22	19

	67	73	174	204

Operating income	49	48	179	163
Earnings from unconsolidated affiliates	23	21	63	55
Other income, net	7	2	17	7
Interest and debt expense	(23)	(23)	(70)	(70)
Affiliated interest income, net	3	1	7	3

Income before income taxes	59	49	196	158
Income taxes	20	16	62	50

Net income	39	33	134	108
Other comprehensive income	1	—	2	—

Comprehensive income	$40	$33	$136	$108

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $1 in 2005 and $3 in 2004	45	80
Materials and supplies	11	11
Restricted cash	6	—
Other	22	9

Total current assets	84	100

Property, plant and equipment, at cost	3,304	3,234
Less accumulated depreciation, depletion and amortization	1,327	1,344

Total property, plant and equipment, net	1,977	1,890

Other assets
Investments in unconsolidated affiliates	691	740
Note receivable from affiliate	323	171
Regulatory assets	46	41
Other	11	21

	1,071	973

Total assets	$3,132	$2,963

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$22	$36
Affiliates	14	8
Other	4	2
Taxes payable	95	58
Accrued interest	10	30
Contractual deposits	3	3
Other	7	3

Total current liabilities	155	140

Long-term debt	1,195	1,195

Other liabilities
Deferred income taxes	318	296
Other	50	54

	368	350

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	340	340
Retained earnings	1,080	946
Accumulated other comprehensive loss	(6)	(8)

Total stockholder’s equity	1,414	1,278

Total liabilities and stockholder’s equity	$3,132	$2,963

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities
Net income	$134	$108
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	38	38
Deferred income taxes	22	15
Gain on long-lived assets	(9)	—
Earnings from unconsolidated affiliates, adjusted for cash distributions	50	(55)
Other non-cash income items	(5)	(3)
Asset and liability changes	24	11

Net cash provided by operating activities	254	114

Cash flows from investing activities
Additions to property, plant and equipment	(137)	(132)
Proceeds from the sale of assets	32	4
Net change in affiliate advances	(152)	21
Net change in restricted cash	4	(3)
Other	(1)	(4)

Net cash used in investing activities	(254)	(114)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2005, and for the quarters and nine months ended September 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

Revision of Prior Period Financial Information
      In connection with the preparation of our financial statements for the first quarter of 2005, we concluded that it was appropriate to classify cash that is restricted for use in funding construction of our Elba Island facility as a non-current asset to the extent it will not be refunded within twelve months. Previously, such restricted cash had been classified as a current asset. Accordingly, we revised the prior classification to report non-current restricted cash of $10 million within other assets on our condensed consolidated balance sheet as of December 31, 2004. We have also made corresponding adjustments to our condensed consolidated statement of cash flows for the period ended September 30, 2004, to reflect the change in non-current restricted cash of $3 million as an investing, rather than an operating activity. This change in classification, which we do not believe is material, does not affect previously reported cash flows from financing activities in our previously reported consolidated statements of cash flows, or any amounts in our previously reported consolidated statements of income for any period.

New Accounting Pronouncements Issued But Not Yet Adopted
      As of September 30, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicates that the potential timing and/or settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and do not believe that this pronouncement will have a material impact on our financial statements.
      Accounting for Pipeline Integrity Costs. In June 2005, the Federal Energy Regulatory Commission (FERC) issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $4 million to $6 million annually.
2. Debt and Credit Facilities
  Debt
      We have the ability to call $1.0 billion of our bonds at our sole discretion at any time. If we were to exercise our option to call these bonds, we would be obligated to pay principal, accrued interest and a make-whole premium to redeem the debt. At this time, we have no intent to call this debt.
  Credit Facilities
      El Paso maintains a $3 billion credit agreement. We are not a borrower under the credit agreement; however, one of our subsidiaries, Southern Gas Storage Company, and our ownership in an equity investee, Bear Creek Gas Storage Company (Bear Creek), are pledged as collateral under the credit agreement. At September 30, 2005, El Paso had $1.2 billion outstanding under the term loan and $1.6 billion of letters of credit issued under the credit agreement. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.
3. Commitments and Contingencies
  Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff seeks royalties, along with interest, expenses, and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendations, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At September 30, 2005, we had accrued approximately $2 million for our outstanding legal matters.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2005, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability from January 1, 2005 to September 30, 2005 (in millions):

Balance at January 1, 2005	$—
Other changes, net	1

Balance at September 30, 2005	$1

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

Rate Investigation
      In December 2004, our subsidiary, Southern LNG, Inc. (Southern LNG), filed a cost and revenue study with the FERC to justify its existing rates for terminalling service at its LNG marine receiving terminal at Elba Island. In September 2005, the FERC approved our settlement offer that resolved all issues in this proceeding. The settlement provides for continuation of current rates for at least five years. During the five year rate moratorium, Southern LNG’s ability to file a general rate increase and the ability of consenting parties to advocate a rate decrease is limited.

Other Matter
      Duke Litigation. Citrus Trading Corporation (CTC), a direct subsidiary of Citrus Corp. (Citrus), in which we own a 50 percent equity interest, has filed suit against Duke Energy LNG Sales, Inc. (Duke) and PanEnergy Corp., the holding company of Duke, seeking damages of $185 million for breach of a gas supply contract and wrongful termination of that contract. Duke sent CTC a notice of termination of the gas supply contract alleging failure of CTC to increase the amount of an outstanding letter of credit as collateral for its purchase obligations. CTC filed a motion for partial summary judgement, requesting that the court find that Duke failed to give proper notice of default to CTC regarding its alleged failure to maintain the letter of credit. Duke has filed an amended counter claim in federal court joining Citrus and a cross motion for partial summary judgment, requesting that the court find that Duke had a right to terminate its gas sales contract with CTC due to the failure of CTC to adjust the amount of the letter of credit supporting its purchase obligations. CTC filed an answer to Duke’s motion. In August 2005, the federal district court issued an order denying both motions for summary judgment, asserting that the ambiguity in the contract and the performance of the parties created issues of fact that precluded summary judgment for either side. CTC has filed additional motions for partial summary judgment, requesting that the court find that Duke improperly asserted force majeure due to its alleged loss of gas supply and that Duke is in error in asserting that CTC breached contractual provisions that imposed resale restrictions and credit maintenance obligations. An unfavorable outcome on this matter could impact the value our investment in Citrus; however, we do not expect the ultimate resolution of this matter to have a material adverse effect on us.
      While the outcome of this matter cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of this matter to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to this matter, and adjust our accruals accordingly. The impact of these changes may have a material effect on our results of operations, our financial position, and our cash flows in the periods these events occur.
4. Investments in Unconsolidated Affiliates and Transactions with Affiliates
  Investments in Unconsolidated Affiliates
      Our investments in unconsolidated affiliates are accounted for using the equity method of accounting and consist of our equity ownership interests in Citrus and Bear Creek. Summarized income statement information of our proportionate share of these unconsolidated affiliates for the periods ended September 30 is as follows:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Operating results data:
Operating revenues	$70	$68	$194	$191
Operating expenses	28	24	80	75
Income from continuing operations	22	22	59	54
Net income(1)	22	22	59	56

(1)	The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings from our investments.
     Summarized income statement information of our proportionate share of Citrus’ income for the periods ended September 30 is as follows:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Operating results data:
Operating revenues	$66	$64	$181	$178
Operating expenses	27	21	75	69
Income from continuing operations	19	18	49	44
Net income(1)	19	18	49	46

(1)	The difference between our proportionate share of our equity investment’s, net income and our earnings from unconsolidated affiliate reflected in our income statement is due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings from our investment.
     For the nine months ended September 30, 2005, we received $49 million in dividends from Citrus and $64 million in dividends from Bear Creek. In September 2005, we loaned the dividends received from Bear Creek to El Paso through a demand note receivable at a variable interest rate. Although this receivable is due upon demand, we have classified it as non-current because we do not anticipate settlement within the next twelve months.
  Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At September 30, 2005 and December 31, 2004, we had advanced to El Paso $259 million and $171 million. The interest rate was 4.9% at September 30, 2005 and 2.0% at December 31, 2004. This receivable is due upon demand; however, at September 30, 2005 and December 31, 2004, we have classified this receivable as non-current because we do not anticipate settlement within the next twelve months.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have income taxes payable of $77 million at September 30, 2005 and $46 million at December 31, 2004, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.
      Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business:

	September 30,	December 31,
	2005	2004

	(In millions)
Contractual deposits	$1	$1
      In the third quarter of 2004, we acquired assets from our affiliate with a net book value of $4 million.
      Affiliate Revenues and Expenses. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from Tennessee Gas Pipeline Company (TGP) associated with our shared pipeline services. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Revenues from affiliates	$2	$2	$5	$8
Operations and maintenance expenses from affiliates	17	13	42	34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except volume amounts)
Operating revenues	$116	$121	$353	$367
Operating expenses	(67)	(73)	(174)	(204)

Operating income	49	48	179	163

Earnings from unconsolidated affiliates	23	21	63	55
Other income, net	7	2	17	7

Other	30	23	80	62

EBIT	79	71	259	225
Interest and debt expense	(23)	(23)	(70)	(70)
Affiliated interest income, net	3	1	7	3
Income taxes	(20)	(16)	(62)	(50)

Net income	$39	$33	$134	$108

Throughput volumes (BBtu/d)(1)	3,085	3,103	2,990	3,225

(1)	Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus and billable transportation throughput volumes for storage injection.

     The following items contributed to our overall EBIT increases of $8 million and $34 million for the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004:

	Quarter Ended				Nine Months Ended
	September 30,				September 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Mainline expansions	$2	$—	$(2)	$—	$11	$(1)	$(3)	$7
Gas not used in operations and other natural gas sales	(8)	8	—	—	(26)	33	—	7
Higher allocation of overhead costs from affiliates	—	—	—	—	—	(7)	—	(7)
Gain on the sale of assets in 2005	—	—	—	—	—	9	—	9
Earnings from our equity investment in Citrus	—	—	1	1	—	—	6	6
Elba Island expansion	—	—	3	3	—	—	7	7
Other(1)	1	(2)	5	4	1	(4)	8	5

Total impact on EBIT	$(5)	$6	$7	$8	$(14)	$30	$18	$34

(1)	Consists of individually insignificant items.
     The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.
      Mainline Expansions. Our mainline expansions consist of three major projects that were phased into service from June 2002 through August 2004. The increase in expansion revenue from these projects was partially offset by depreciation on the new facilities and the elimination of earnings associated with an allowance for funds used during construction (AFUDC).
      Gas Not Used in Operations and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of according to the provisions in our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which are impacted by volumes and prices during a given period. Prior to March 2005, we recognized these revenues at the time gas was sold. In March 2005, we began recognizing revenues when gas not used in operations is retained. During 2004 and 2005, we retained volumes of natural gas that were not utilized for operations. These amounts retained were based on factors such as system throughput, facility enhancements and the ability to operate the system in the most efficient and safe manner. We anticipate that revenue from this area of our business will continue to vary in the future and will be reduced by our recently approved rate case settlement, which includes a sharing mechanism with our customers for volumes in excess of the tariff fuel retention percentages. Our revenues will also continue to be affected by the efficiency of our pipeline operations, the price of natural gas and other factors.
      Allocated Costs. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from TGP associated with our shared pipeline services. During the nine months ended September 30, 2005, we were allocated higher costs than the same period in 2004, primarily due to an increase in El Paso’s benefits accrued under its retirement plan and higher insurance and professional fees. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the relationship of our asset base and earnings to El Paso’s overall asset base and earnings.
      Gain on the Sale of Assets. We recorded a gain of $7 million in March 2005 from the sale of certain facilities to Atlanta Gas Light Company. We also recorded a gain of $2 million in the second quarter of 2005 on the sale of a gathering system.

      Citrus. Our earnings in Citrus increased for the quarter and nine months ended September 30, 2005 compared to the same periods in 2004, due primarily to a reduction of Citrus’ interest expense as a result of lower debt levels. The year to date impact is partially offset by a gain recorded in 2004 to reflect the sale of a contract as a result of Citrus exiting its trading business.
      Elba Island Expansion. In April 2003, the FERC approved our expansion of our Elba Island LNG facility to increase the base load sendout rate of the facility from 446 MMcf/d to 806 MMcf/d. Our current cost estimates for the expansion are approximately $157 million and as of September 30, 2005, our expenditures were approximately $132 million. We expect to place the expansion in service in February 2006. As a result of increasing capital invested in the expansion, higher AFUDC was capitalized in 2005 resulting in higher EBIT compared to 2004. This expansion is estimated to increase our revenues by $29 million annually.
      Accounting for Pipeline Integrity Costs. In June 2005, the FERC issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $4 million to $6 million annually.
      Other. Hurricanes Katrina and Rita had substantial impacts on offshore producers in the Gulf of Mexico Region resulting in the shut-in of a significant portion of offshore production in the affected areas. Hurricane Katrina resulted in the initial shut-in of all gas supplies upstream of our Toca Compressor Station (East Leg), which were flowing at a rate of approximately 0.5 Bcf/d prior to the hurricane. Hurricane Rita caused damage at three additional receipt meter stations on our West Leg, which were flowing at a rate of approximately 0.1 Bcf/d prior to the hurricane. In addition, there was damage to other pipelines that were also flowing approximately 0.3 Bcf/d into our system. The timing of these volumes becoming available is dependent on the completion of pipeline and compressor station repairs, the ongoing evaluation of producers’ platforms upstream of our pipelines and potential processing constraints if third-party processing facilities are not available. Through September 2005, we did not experience a significant decrease in EBIT as a result of these hurricanes, and we do not anticipate that the hurricanes will have a significant adverse impact on our results for the remainder of 2005. We continue to evaluate the potential impact of these hurricanes on our first quarter 2006 financial statements, which may occur as a result of delayed repairs, higher maintenance costs, potential demand charge credits and lost revenues associated with reductions in interruptible services.
Affiliated Interest Income, Net

Third Quarter 2005 Compared to Third Quarter 2004
      Affiliated interest income, net for the quarter ended September 30, 2005, was $2 million higher than the same period in 2004 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $153 million for the third quarter of 2004 increased to $249 million in 2005. In addition, the average short-term interest rates for the third quarter increased from 2.5% in 2004 to 4.5% in 2005.

Nine Months Ended 2005 Compared to Nine Months Ended 2004
      Affiliated interest income, net for the nine months ended September 30, 2005, was $4 million higher than the same period in 2004 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $143 million for the nine months of 2004 increased to $226 million in 2005. In addition, the average short-term interest rates increased from 2.5% in 2004 to 3.8% in 2005.

Income Taxes

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except for rates)
Income taxes	$20	$16	$62	$50
Effective tax rate	34%	33%	32%	32%
      Our effective tax rates were lower than the statutory rate of 35 percent for all periods, primarily due to the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends, offset by the effect of state income taxes.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At September 30, 2005, we had a cash advance receivable from El Paso of $259 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At September 30, 2005, this receivable was classified as a non-current note receivable from affiliate on our balance sheet. In addition, we have a $64 million note receivable from El Paso for dividends received from Bear Creek. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations.
Capital Expenditures
      Our capital expenditures for the nine months ended September 30, 2005 were approximately $137 million. We expect to spend $58 million for the remainder of 2005 for capital expenditures, consisting of $17 million to expand the capacity on our system, $38 million for maintenance capital and $3 million to repair damage caused by Hurricane Ivan in 2004. We expect to fund our maintenance and expansion capital expenditures through a combination of internally generated funds and/or by recovering some of the amounts advanced to El Paso under its cash management program, if necessary.
      We continue to assess the damage caused by Hurricanes Katrina and Rita in the third quarter of 2005, and currently estimate the cost of repairs to be approximately $54 million. We have received a $53 million partial insurance reimbursement for the costs associated with Hurricane Ivan, and expect to receive insurance reimbursements for a majority of the remaining costs associated with this hurricane. We believe that substantially all of the costs associated with Hurricanes Katrina and Rita will be covered by insurance. However, we are part of a mutual insurance company that is subject to certain aggregate loss limits by event. If these aggregate event loss limits are met based on the industry-wide damage caused by Hurricanes Katrina and Rita, we may not receive some of these insurance recoveries, which could adversely impact our liquidity or financial results. In addition, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which could have an impact on our liquidity from period to period.
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
Evaluation of Disclosure Controls and Procedures
      As of September 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As discussed below, we have made various changes in our internal controls which we believe remediate the material weaknesses previously identified by the Company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our President and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Changes in Internal Control Over Financial Reporting
      During the first six months of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes;

•	Performed an in-depth analysis of our primary financial accounting system to examine existing functional access to identify any potentially incompatible duties and developed an enhanced segregation of duties matrix based on this analysis;

•	Modified our primary financial accounting system to eliminate or modify potentially conflicting functionality;

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our applications described above;

•	Separated security administration rights from system update capabilities for our applications described above;

•	Implemented monitoring procedures to monitor activities of security administration roles for our applications described above;

•	Formalized, issued and implemented various accounting policies including an accounting policy that requires a higher level of review of non-routine transactions; and

•	Developed and improved processes to ensure adequate communication between commercial and accounting personnel to allow for the complete and timely identification, communication and review of information required to record non-routine transactions.
      During the third quarter of 2005, we also implemented various changes in our internal control over financial reporting, including:

•	Conducted training on company-wide accounting policies;

•	Improved our procedures for managing information systems changes; and

•	Enhanced the automated controls over the preparation and posting of journal entries.
      We believe that the changes in our internal controls described above have remediated the material weaknesses identified in connection with our assessment of internal controls as of December 31, 2004. Our testing and evaluation of the operating effectiveness and sustainability of many of the changes in internal controls have not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal control over financial reporting.

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
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this Report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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
Date: November 4, 2005

/s/ JAMES C. YARDLEY

James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)
Date: November 4, 2005

/s/ GREG G. GRUBER

Greg G. Gruber
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

SOUTHERN NATURAL GAS COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this Report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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