Form 10-Q
period 2006-03-31
SOUTHERN NATURAL GAS CO
filed 2006-05-05
CIK 92232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

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
      Common stock, par value $1 per share. Shares outstanding on May 5, 2006: 1,000
     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

SOUTHERN NATURAL GAS COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	LNG	= liquefied natural gas
BBtu	= billion British thermal units
      When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
      When we refer to “us,” “we,” “our,” or “ours,” we are describing Southern Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Operating revenues	$135	$125

Operating expenses
Operation and maintenance	47	40
Depreciation, depletion and amortization	13	13
Gain on sale of long-lived assets	—	(7)
Taxes, other than income taxes	8	7

	68	53

Operating income	67	72
Earnings from unconsolidated affiliates	13	18
Other income, net	3	7
Interest and debt expense	(23)	(23)
Affiliated interest income	4	1

Income before income taxes	64	75
Income taxes	20	23

Net income	44	52
Other comprehensive income	—	1

Comprehensive income	$44	$53

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2006 and 2005	55	58
Affiliates	38	—
Other	7	5
Materials and supplies	12	12
Deferred income taxes	6	9
Other	12	17

Total current assets	130	101

Property, plant and equipment, at cost	3,435	3,369
Less accumulated depreciation, depletion and amortization	1,384	1,368

Total property, plant and equipment, net	2,051	2,001

Other assets
Investments in unconsolidated affiliates	698	697
Note receivable from affiliate	267	339
Other	61	52

	1,026	1,088

Total assets	$3,207	$3,190

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$24	$40
Affiliates	13	17
Other	25	12
Taxes payable	74	67
Accrued interest	6	30
Other	10	11

Total current liabilities	152	177

Long-term debt	1,196	1,195

Other liabilities
Deferred income taxes	322	320
Other	39	44

	361	364

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	340	340
Retained earnings	1,164	1,120
Accumulated other comprehensive loss	(6)	(6)

Total stockholder’s equity	1,498	1,454

Total liabilities and stockholder’s equity	$3,207	$3,190

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Cash flows from operating activities
Net income	$44	$52
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	13	13
Deferred income taxes	4	10
Gain on sale of long-lived assets	—	(7)
Earnings from unconsolidated affiliates, adjusted for cash distributions	(1)	(6)
Other non-cash income items	(1)	(3)
Asset and liability changes	(47)	19

Net cash provided by operating activities	12	78

Cash flows from investing activities
Additions to property, plant and equipment	(49)	(39)
Proceeds from the sale of assets	—	32
Net change in affiliate advances	34	(73)
Net change in restricted cash	2	2
Other	1	—

Net cash used in investing activities	(12)	(78)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2006, and for the quarters ended March 31, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
  Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K, except as discussed below.
      Accounting for Pipeline Integrity Costs. On January 1, 2006, we adopted an accounting release issued by the Federal Energy Regulatory Commission that requires us to prospectively expense certain costs we incur related to our pipeline integrity program. Prior to January 1, 2006, we capitalized these costs as part of our property, plant and equipment. The adoption of this accounting release did not have a material impact to our financial statements as of and for the quarter ended March 31, 2006.
2. Credit Facilities
      El Paso maintains a $3 billion credit agreement. We are not a borrower under the credit agreement; however, one of our subsidiaries, Southern Gas Storage Company, and our ownership interest in Bear Creek Gas Storage Company (Bear Creek), are pledged as collateral under the agreement. At March 31, 2006, El Paso had $1.2 billion outstanding as a term loan and $1.6 billion of letters of credit issued under the credit agreement. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2005 Annual Report on Form 10-K.
3. Commitments and Contingencies
  Legal Proceedings
      Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege a mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (in re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions on jurisdictional grounds. If the court adopts these recommendations, it will result in the dismissal of this case on jurisdictional grounds. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

      Royalty Claim. In five contract settlements reached in the late 1980s with Elf Aquitaine (Elf) pertaining to the pricing of gas produced from certain federal offshore blocks, we indemnified Elf against royalty claims that potentially could have been asserted by the Minerals Management Service (MMS). Following its settlements with us, Elf received demands from the MMS for royalty payments related to the settlements. With our approval, Elf protested the demands for over a decade while trying to reach a settlement with the MMS. Elf, which is now TOTAL E&P USA (TOTAL), advised us that it had renewed efforts to settle claims by the MMS for excess royalties attributable to price reductions that we achieved in the gas contract settlements in the late 1980s. TOTAL informed us that the MMS is claiming royalties in excess of $13 million, a large portion of which is interest, for the five settlements with us. We have advised TOTAL that not all of the amounts sought by the MMS are covered by our indemnity. If TOTAL cannot resolve these claims administratively with the MMS, then an appeal can be taken to the federal courts. We have the right under a pre-existing settlement with our customers to recover a portion of the amount ultimately paid under the royalty indemnity with TOTAL through a surcharge payable by our customers.
      In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At March 31, 2006, we had accrued approximately $2 million for our outstanding legal matters.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2006, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual was based on the most likely outcome that can be reasonably estimated.
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

Other Matter
      Duke Litigation. Citrus Trading Corporation (CTC), a direct subsidiary of Citrus Corp. (Citrus), our equity investee, has filed suit against Duke Energy LNG Sales, Inc. (Duke) and PanEnergy Corp., the holding company of Duke, seeking damages of $185 million for breach of a gas supply contract and wrongful termination of that contract. Duke sent CTC a notice of termination of the gas supply contract alleging failure of CTC to increase the amount of an outstanding letter of credit as collateral for its purchase obligations. In the lawsuit, CTC alleged that Duke failed to give proper notice to CTC regarding its failure to maintain the letter of credit. Duke has filed an amended counter claim in federal court joining Citrus and requested that the court find that Duke had a right to terminate its gas sales contract with CTC due to the failure of CTC to adjust the amount of the letter of credit supporting its purchase obligations. CTC has filed motions for partial summary judgment, requesting that the court find that Duke improperly asserted force majeure due to its alleged loss of gas supply and that Duke is in error in asserting that CTC breached contractual provisions that imposed resale restrictions and credit maintenance obligations. An unfavorable outcome on this matter could impact the value of our investment in Citrus, which in turn, could have an effect on us.
4. Investments in Unconsolidated Affiliates and Transactions with Affiliates
  Investments in Unconsolidated Affiliates
      Our investments in unconsolidated affiliates are accounted for using the equity method of accounting and consist of our 50 percent ownership interests in Bear Creek and Citrus. Summarized income statement information of our proportionate share of these unconsolidated affiliates for the quarters ended March 31 is as follows:

	2006	2005

	(In millions)
Operating results data:
Operating revenues	$58	$58
Operating expenses	29	25
Income from continuing operations and net income(1)	14	16

(1)	The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings from our investments.
     Summarized income statement information of our proportionate share of Citrus’ income for the quarters ended March 31 is as follows:

	2006	2005

	(In millions)
Operating results data:
Operating revenues	$53	$53
Operating expenses	27	22
Income from continuing operations and net income	11	13
      For the quarters ended March 31, 2006 and 2005, we received $12 million in dividends from Citrus.
  Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2006 and December 31, 2005, we had a note receivable from El Paso of $237 million and $272 million. At March 31, 2006, we classified $38 million as current because we anticipate settlement within the next twelve months. The interest rate at March 31, 2006 and December 31, 2005 was 5.5% and 5.0%.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had income taxes payable of $67 million and $52 million at March 31, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.
      Other Affiliate Balances. In addition to our advances under the cash management program, we had notes receivable from El Paso of $68 million and $67 million at March 31, 2006 and December 31, 2005. Also, at March 31, 2006 and December 31, 2005, we had contractual deposits with our affiliates of $1 million, included in other current liabilities on our balance sheets.
      Affiliate Revenues and Expenses. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are also allocated costs from Tennessee Gas Pipeline Company associated with our pipeline services. These allocations are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.
      The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2006	2005

	(In millions)
Revenues from affiliates	$2	$2
Operation and maintenance expenses from affiliates	13	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the quarters ended March 31:

	2006	2005

	(In millions, except
	volume amounts)
Operating revenues	$135	$125
Operating expenses	(68)	(53)

Operating income	67	72
Earnings from unconsolidated affiliates	13	18
Other income, net	3	7

EBIT	83	97
Interest and debt expense	(23)	(23)
Affiliated interest income	4	1
Income taxes	(20)	(23)

Net income	$44	$52

Throughput volumes (BBtu/d)(1)	3,043	3,195

(1)	Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus and billable transportation throughput volumes for storage injection.
     The following items contributed to our overall EBIT decrease of $14 million for the quarter ended March 31, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Elba Island expansion	$5	$(1)	$(2)	$2
Higher services revenues	7	—	—	7
Gain on the sale of assets in 2005	—	(7)	—	(7)
Hurricane Katrina	—	(5)	—	(5)
Gas not used in operations and other natural gas sales	(3)	(1)	—	(4)
Earnings from our equity investment in Citrus	—	—	(5)	(5)
Other(1)	1	(1)	(2)	(2)

Total impact on EBIT	$10	$(15)	$(9)	$(14)

(1)	Consists of individually insignificant items.

     The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.
      Elba Island Expansion. In February 2006, the Elba Island LNG expansion was placed in service resulting in an increase in our operating revenues, partially offset by a reduction in other income due to amounts capitalized in 2005 related to allowance for funds used during construction. This expansion is estimated to increase our revenues by $29 million annually.
      Higher Services Revenues. During the quarter ended March 31, 2006, our usage revenues increased primarily due to our recent rate case settlement and revenues received from increased activity under interruptible services provided under our tariff.
      Gain on the Sale of Assets. In March 2005, we recorded a gain of $7 million on the sale of pipeline and measurement facilities to Atlanta Gas Light Company.
      Hurricane Katrina. During the first quarter of 2006, we incurred higher operation and maintenance costs of approximately $5 million to repair damage to our pipeline system caused by Hurricane Katrina.
      Gas Not Used in Operations and Other Natural Gas Sales. As a result of our rate case settlement in March 2005, the volumes of natural gas that we retain were reduced, decreasing our revenues in the first quarter of 2006 as compared to the same period in 2005. For a further discussion of our gas not used in operations and other natural gas sales, see our 2005 Annual Report on Form 10-K.
      Citrus. Our earnings in Citrus decreased for the quarter ended March 31, 2006 compared to the same period in 2005, primarily due to an increase in Citrus’ operating expenses.
Affiliated Interest Income
      Affiliated interest income for the quarter ended March 31, 2006, was $3 million higher than the same period in 2005 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $179 million for the first quarter of 2005 increased to $333 million for the same period in 2006. In addition, the average short-term interest rates for the first quarter increased from 2.9% in 2005 to 5.2% for the same period in 2006.
Income Taxes

	Quarter Ended
	March 31,

	2006	2005

	(In millions,
	except for rates)
Income taxes	$20	$23
Effective tax rate	31%	31%
      Our effective tax rates were lower than the statutory rate of 35 percent, primarily due to the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends, partially offset by the effect of state income taxes.
Liquidity and Capital Expenditures
Liquidity Overview
      Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2006, we had a note receivable from El Paso of $237 million that is due upon demand. However, we do not anticipate settlement of the entire amount within the next twelve months and therefore, classified $199 million as non-current on our balance sheet.

      In addition to our advances under the cash management program, we had notes receivable from El Paso of $68 million at March 31, 2006. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.
Capital Expenditures
      Our capital expenditures for the quarter ended March 31, 2006 were approximately $49 million. We expect to spend approximately $229 million for the remainder of 2006 for capital expenditures, consisting of $136 million to expand the capacity on our system, $64 million for maintenance capital and $29 million to repair damage caused by Hurricane Katrina. We expect to fund these capital expenditures through a combination of internally generated funds or by recovering some of the amounts advanced to El Paso under its cash management program, if necessary.
      We continue to assess the damage caused by Hurricane Katrina. Through El Paso, we are part of a mutual insurance company, and are subject to certain individual and aggregate loss limits by event. The mutual insurance company indicated that aggregate losses for Hurricane Katrina will exceed the per event limits allowed under the program. As a result, we will not receive insurance recoveries on some of the costs we incur, which will impact our liquidity and financial results. In addition, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which could impact our liquidity from period to period. Total cumulative costs incurred as of March 31, 2006, our estimate of future costs and insurance reimbursements of these costs are shown below:

		Estimated Future Costs
	Total Costs				Estimated		Insurance
	Incurred as of	Operation and			Cost		Reimbursements
Hurricane	March 31, 2006	Maintenance	Capital		Recovery		Received

	(In millions, except for percentages)
Ivan	$69	$—	$—		100%		$56
Katrina	76	9	55	(1)	37	%(2)	—

Total	$145	$9	$55				$56

(1)	Includes $3 million of related improvements.

(2)	During the quarter ended March 31, 2006, our estimated insurance recoveries were reduced.
     The mutual insurance company has also indicated that effective June 1, 2006, the aggregate loss limits on future events will be reduced to $500 million from $1 billion, which could further limit our recoveries on future hurricanes or other insurable events.
Commitments and Contingencies
      See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of March 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

      Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2006.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 1A.	Risk Factors
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
      Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2005 Annual Report on Form 10-K. There have been no material changes in these risk factors since that report.

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
      Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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
Undertaking
      We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. SEC upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, Southern Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN NATURAL GAS COMPANY
Date: May 5, 2006

/s/ JAMES C. YARDLEY

James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)
Date: May 5, 2006

/s/ JOHN R. SULT

John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

SOUTHERN NATURAL GAS COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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