Form 10-Q
period 2006-06-30
SOUTHERN NATURAL GAS CO
filed 2006-08-07
CIK 92232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, par value $1 per share. Shares outstanding on August 7, 2006: 1,000

     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

SOUTHERN NATURAL GAS COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	LNG	= liquefied natural gas
BBtu	= billion British thermal units	MMcf	= million cubic feet

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us,” “we,” “our,” or “ours,” we are describing Southern Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTHERN NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	$127	$112	$262	$237

Operating expenses
Operation and maintenance	47	36	94	76
Depreciation, depletion and amortization	14	13	27	26
Gain on sale of long-lived assets	—	(2)	—	(9)
Taxes, other than income taxes	6	7	14	14

	67	54	135	107

Operating income	60	58	127	130
Earnings from unconsolidated affiliates	23	22	36	40
Other income, net	—	3	3	10
Interest and debt expense	(24)	(24)	(47)	(47)
Affiliated interest income	5	3	9	4

Income before income taxes	64	62	128	137
Income taxes	20	19	40	42

Net income	44	43	88	95
Other comprehensive income	1	—	1	1

Comprehensive income	$45	$43	$89	$96

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2006 and 2005	53	58
Affiliates	12	—
Other	6	5
Materials and supplies	12	12
Deferred income taxes	8	9
Other	10	17

Total current assets	101	101

Property, plant and equipment, at cost	3,469	3,369
Less accumulated depreciation, depletion and amortization	1,394	1,368

Total property, plant and equipment, net	2,075	2,001

Other assets
Investments in unconsolidated affiliates	702	697
Notes receivable from affiliate	345	339
Other	57	52

	1,104	1,088

Total assets	$3,280	$3,190

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$23	$40
Affiliates	13	17
Other	12	12
Taxes payable	90	67
Accrued interest	30	30
Other	9	11

Total current liabilities	177	177

Long-term debt	1,196	1,195

Other liabilities
Deferred income taxes	327	320
Other	37	44

	364	364

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	340	340
Retained earnings	1,208	1,120
Accumulated other comprehensive loss	(5)	(6)

Total stockholder’s equity	1,543	1,454

Total liabilities and stockholder’s equity	$3,280	$3,190

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities
Net income	$88	$95
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	27	26
Deferred income taxes	8	16
Gain on sale of long-lived assets	—	(9)
Earnings from unconsolidated affiliates, adjusted for cash distributions	(5)	(10)
Other non-cash income items	(1)	(3)
Asset and liability changes	(5)	34

Net cash provided by operating activities	112	149

Cash flows from investing activities
Additions to property, plant and equipment	(104)	(95)
Proceeds from the sale of assets	—	32
Net change in notes receivable from affiliate	(14)	(88)
Net change in restricted cash	5	3
Other	1	(1)

Net cash used in investing activities	(112)	(149)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2006, and for the quarters and six months ended June 30, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

  Significant Accounting Policies

Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K, except as discussed below.

Accounting for Pipeline Integrity Costs.  As of January 1, 2006, we adopted an accounting release issued by the Federal Energy Regulatory Commission (FERC) that requires us to prospectively expense certain costs we incur related to our pipeline integrity program. Prior to adoption, we capitalized these costs as part of our property, plant and equipment. During the quarter and six months ended June 30, 2006, we expensed approximately $1 million as a result of the adoption of this accounting release. We anticipate we will expense additional costs of approximately $3 million for the remainder of the year.

  New Accounting Pronouncement Issued But Not Yet Adopted

Accounting for Uncertainty in Income Taxes.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of being sustained under examination) prior to recording a benefit for its tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholder’s equity as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact, if any, that this standard will have on our financial statements.

2. Credit Facilities

In July 2006, El Paso restructured its $3 billion credit agreement. As part of this restructuring, El Paso entered into a new $1.75 billion credit agreement. We were not a borrower under El Paso’s $3 billion credit agreement nor are we a borrower under the new $1.75 billion credit agreement. In addition, our subsidiary, Southern Gas Storage Company, and our ownership in Bear Creek Gas Storage Company (Bear Creek) are no longer pledged as collateral under the $1.75 billion credit agreement.

3. Commitments and Contingencies

  Legal Proceedings

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege a mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. If the court adopts these recommendations, it will result in the dismissal of this case. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

Royalty Claim.  In five contract settlements reached in the late 1980s with Elf Aquitaine (Elf) pertaining to the pricing of gas produced from certain federal offshore blocks, we indemnified Elf against royalty claims that potentially could have been asserted by the Minerals Management Service (MMS). Following its settlements with us, Elf received demands from the MMS for royalty payments related to the settlements. With our approval, Elf protested the demands for over a decade while trying to reach a settlement with the MMS. Elf, which is now TOTAL E&P USA (TOTAL), advised us that it had renewed efforts to settle these claims. TOTAL has informed us that the MMS is claiming royalties in excess of $13 million, a large portion of which is interest, for the settlements, and we advised TOTAL that not all of the amounts sought by the MMS are covered by our indemnity. If TOTAL cannot resolve these claims administratively with the MMS, then an appeal can be taken to the federal courts. We have the right under a pre-existing settlement with our customers to recover a portion of the amount ultimately paid under the royalty indemnity with TOTAL through a surcharge payable by our customers.

In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At June 30, 2006, we had accrued approximately $2 million for our outstanding legal matters.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2006, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than the other, the lower end of the expected range has been accrued.

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

Other Matter

Duke Litigation.  Citrus Trading Corporation (CTC), a direct subsidiary of Citrus Corp. (Citrus), our equity investee, has filed suit against Duke Energy LNG Sales, Inc. (Duke) and PanEnergy Corp., the holding company of Duke, seeking damages of $185 million for breach of a gas supply contract and wrongful termination of that contract. Duke sent CTC a notice of termination of the gas supply contract alleging failure of CTC to increase the amount of an outstanding letter of credit as collateral for its purchase obligations. In the lawsuit, CTC alleged that Duke failed to give proper notice to CTC regarding its failure to maintain the letter of credit. Duke has filed an amended counter claim in federal court joining Citrus and requested that the court find that Duke had a right to terminate its gas sales contract with CTC due to the failure of CTC to adjust the amount of the letter of credit supporting its purchase obligations. CTC has filed motions for partial summary judgment, requesting that the court find that Duke improperly asserted force majeure due to its alleged loss of gas supply and that Duke is in error in asserting that CTC breached contractual provisions that imposed resale restrictions and credit maintenance obligations. In July 2006, the court issued an order denying Duke’s motion for partial summary judgment and found that Duke had waived strict compliance by CTC with the letter of credit and non-waiver provisions of the contract. The order identifies the remaining issues of disputed fact and contract interpretation to be resolved through jury trial. CTC has requested a trial date before the end of 2006. An unfavorable outcome on this matter could impact the value of our investment in Citrus, which in turn, could have an effect on us.

4. Investments in Unconsolidated Affiliates and Transactions with Affiliates

  Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of our 50 percent ownership interests in Bear Creek and Citrus. Summarized income statement information of our proportionate share of these unconsolidated affiliates for the periods ended June 30 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Operating results data:
Operating revenues	$70	$66	$128	$124
Operating expenses	28	27	57	52
Income from continuing operations and net income(1)	22	21	36	37

(1)	The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings from our investments.

Summarized income statement information of our proportionate share of Citrus’ income for the periods ended June 30 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Operating results data:
Operating revenues	$66	$62	$119	$115
Operating expenses	26	26	53	48
Income from continuing operations and net income	18	17	29	30

For the six months ended June 30, 2006 and 2005, we received $31 million and $30 million in dividends from Citrus.

  Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2006 and December 31, 2005, we had a note receivable from El Paso of $285 million and $272 million. At June 30, 2006, we classified $8 million as current because we anticipate settlement within the next twelve months. The interest rate at June 30, 2006 and December 31, 2005 was 6.2% and 5.0%.

Taxes.  We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had income taxes payable of $78 million and $52 million at June 30, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.

Other Affiliate Balances.  The following table shows other balances with our affiliates arising in the ordinary course of business:

	June 30,	December 31,
	2006	2005
	(In millions)
Accounts and notes receivable-other	$5	$4
Non-current note receivable	68	67
Other current liabilities	1	1

Affiliate Revenues and Expenses.  El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from Tennessee Gas Pipeline Company associated with our pipeline services. These allocations are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.

The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Revenues from affiliates	$3	$1	$5	$3
Operation and maintenance expenses from affiliates	12	13	25	25

We store natural gas in an affiliated storage facility under a long-term contract. We entered into this contract in the normal course of our business. For the quarters and six months ended June 30, 2006 and 2005, we incurred operation and maintenance expenses of approximately $4 million and $9 million related to this contract.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the six months ended June 30:

	2006	2005
	(In millions, except volume amounts)

Operating revenues	$262	$237
Operating expenses	(135)	(107)

Operating income	127	130
Earnings from unconsolidated affiliates	36	40
Other income, net	3	10

EBIT	166	180
Interest and debt expense	(47)	(47)
Affiliated interest income	9	4
Income taxes	(40)	(42)

Net income	$88	$95

Throughput volumes (BBtu/d)(1)	3,105	2,944

(1)	Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus and billable transportation throughput volumes for storage injection.

The following items contributed to our overall EBIT decrease of $14 million for the six months ended June 30, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)

Higher services revenues	$13	$—	$—	$13
Elba Island expansion	12	(2)	(5)	5
Gas not used in operations and other natural gas sales	(1)	(8)	—	(9)
Hurricane Katrina	—	(9)	—	(9)
Gain on the sale of assets in 2005	—	(9)	—	(9)
Earnings from our equity investment in Citrus	—	—	(4)	(4)
Other(1)	1	—	(2)	(1)

Total impact on EBIT	$25	$(28)	$(11)	$(14)

(1)	Consists of individually insignificant items.

The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.

Higher Services Revenues.  During the six months ended June 30, 2006, our usage revenues increased primarily due to higher rates under our recent rate case settlement and revenues received from increased activity under interruptible services provided under our tariff.

Elba Island Expansion.  In February 2006, the Elba Island LNG expansion was placed in service resulting in an increase in our operating revenues. This increase was partially offset by a reduction in other income due to amounts capitalized in 2005 related to the allowance for funds used during construction of the expansion. This expansion is estimated to increase our revenues by approximately $27 million in 2006 and $29 million annually thereafter.

Gas Not Used in Operations and Other Natural Gas Sales.  As a result of our rate case settlement in March 2005, our fuel retention percentage was reduced and a customer sharing provision was implemented. During the six months ended June 30, 2006, we experienced a decrease in our EBIT due primarily to the effects of the rate case settlement and a decrease in the index prices used to value the volumes of natural gas that we retain. For a further discussion of our gas not used in operations and other natural gas sales, see our 2005 Annual Report on Form 10-K.

Hurricane Katrina.  We recorded approximately $9 million in higher operation and maintenance expenses during the six months ended June 30, 2006 and anticipate recording additional expenses of approximately $1 million for the remainder of 2006. For a further discussion of the impact of these hurricanes on our capital expenditures, see Liquidity and Capital Expenditures below.

Gain on the Sale of Assets.  In March 2005, we recorded a gain of $7 million on the sale of pipeline and measurement facilities to Atlanta Gas Light Company. We also recorded a gain of $2 million in the second quarter of 2005 on the sale of a gathering system.

Citrus.  Our earnings decreased for the six months ended June 30, 2006 compared to the same period in 2005, primarily due to an increase in depreciation expense associated with Citrus’ approved rate settlement, partially offset by an increase in Citrus’ interruptible and reservation revenues.

Cypress Expansion.  In June 2006, we received permission from the FERC to construct approximately 177 miles of pipeline to connect our Elba Island facility with markets in Georgia and Florida. The project will consist of three phases with a total capital cost of approximately $321 million and a total contract level of 500 MMcf/d. Phase I has an estimated in service date of May 2007. Upon completion of all phases, our revenues are estimated to increase by approximately $62 million annually.

Affiliated Interest Income

Affiliated interest income for the six months ended June 30, 2006, was $5 million higher than the same period in 2005 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $210 million for the six months of 2005 increased to $316 million for the same period in 2006. In addition, the average short-term interest rates for the six months increased from 3.5% in 2005 to 5.5% for the same period in 2006.

Income Taxes

	Six Months Ended
	June, 30,
	2006	2005
	(In millions,
	except for rates)

Income taxes	$40	$42
Effective tax rate	31%	31%

Our effective tax rates were lower than the statutory rate of 35 percent, primarily due to the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends, partially offset by the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview

Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At June 30, 2006, we had a note receivable from El Paso of $285 million that is due upon demand. However, we do not anticipate settlement of most of this amount within the next twelve months and therefore, have classified $277 million as non-current on our balance sheet. In addition to our advances under the cash management program, we had notes receivable from El Paso of $68 million at June 30, 2006.

We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2006 were approximately $105 million, which included an accrual of approximately $1 million. We expect to spend approximately $177 million for the remainder of 2006 for capital expenditures, consisting of $127 million to expand the capacity on our system and $50 million for maintenance capital. We expect to fund these capital expenditures through a combination of internally generated funds or by recovering some of the amounts advanced to El Paso under its cash management program, if necessary.

We continue to assess and repair the damage caused by Hurricane Katrina. Through El Paso, we are part of a mutual insurance company, and are subject to certain individual and aggregate loss limits by event. The mutual insurance company has indicated that aggregate losses for Hurricane Katrina will exceed the per event limits allowed under the program, and that we will not receive insurance recoveries on some of the costs we incur, which will impact our liquidity and financial results. In addition, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which could impact our liquidity from period to period. Currently, we estimate that the total repair costs related to this hurricane will be approximately $136 million, of which we estimate approximately $89 million will be unrecoverable from insurance. Of the unrecoverable amount, we estimate that approximately $77 million will be capital related expenditures, approximately $54 million of which we expect to incur in 2006.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2006.

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

Date: August 7, 2006
/s/  JAMES C. YARDLEY
James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)

Date: August 7, 2006
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