Form 10-Q
period 2006-09-30
SOUTHERN NATURAL GAS CO
filed 2006-11-06
CIK 92232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

     Common stock, par value $1 per share.  Shares outstanding on November 3, 2006: 1,000

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

SOUTHERN NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues	$130	$116	$392	$353

Operating expenses
Operation and maintenance	49	47	143	123
Depreciation, depletion and amortization	14	12	41	38
Gain on sale of long-lived assets	—	—	—	(9)
Taxes, other than income taxes	7	8	21	22

	70	67	205	174

Operating income	60	49	187	179
Earnings from unconsolidated affiliates	22	23	58	63
Other income, net	3	7	6	17
Interest and debt expense	(24)	(23)	(71)	(70)
Affiliated interest income	5	3	14	7

Income before income taxes	66	59	194	196
Income taxes	21	20	61	62

Net income	45	39	133	134
Other comprehensive income	—	1	1	2

Comprehensive income	$45	$40	$134	$136

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2006 and 2005	52	58
Affiliates	8	—
Other	1	5
Materials and supplies	12	12
Deferred income taxes	9	9
Other	10	17

Total current assets	92	101

Property, plant and equipment, at cost	3,539	3,369
Less accumulated depreciation, depletion and amortization	1,399	1,368

Total property, plant and equipment, net	2,140	2,001

Other assets
Investments in unconsolidated affiliates	689	697
Notes receivable from affiliate	354	339
Other	61	52

	1,104	1,088

Total assets	$3,336	$3,190

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$32	$40
Affiliates	14	17
Other	10	12
Taxes payable	112	67
Accrued interest	10	30
Other	10	11

Total current liabilities	188	177

Long-term debt	1,196	1,195

Other liabilities
Deferred income taxes	330	320
Other	34	44

	364	364

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	340	340
Retained earnings	1,253	1,120
Accumulated other comprehensive loss	(5)	(6)

Total stockholder’s equity	1,588	1,454

Total liabilities and stockholder’s equity	$3,336	$3,190

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities
Net income	$133	$134
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	41	38
Deferred income taxes	10	22
Gain on sale of long-lived assets	—	(9)
Earnings from unconsolidated affiliates, adjusted for cash distributions	8	50
Other non-cash income items	(1)	(5)
Asset and liability changes	2	24

Net cash provided by operating activities	193	254

Cash flows from investing activities
Additions to property, plant and equipment	(186)	(137)
Proceeds from the sale of assets	3	32
Net change in notes receivable from affiliate	(15)	(152)
Net change in restricted cash	5	4
Other	—	(1)

Net cash used in investing activities	(193)	(254)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2006, and for the quarters and nine months ended September 30, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

Significant Accounting Policies

Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K, except as discussed below.

Accounting for Pipeline Integrity Costs.  As of January 1, 2006, we adopted an accounting release issued by the Federal Energy Regulatory Commission (FERC) that requires us to expense certain costs we incur related to our pipeline integrity program. Prior to adoption, we capitalized these costs as part of our property, plant and equipment. During the quarter and nine months ended September 30, 2006, we expensed approximately $1 million and $2 million as a result of the adoption of this accounting release. We anticipate we will expense additional costs of approximately $1 million for the remainder of the year.

New Accounting Pronouncements Issued But Not Yet Adopted

Accounting for Uncertainty in Income Taxes.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of the new interpretation, if any, will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholder’s equity as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact that this interpretation will have on our financial statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. We will be required to adopt the provisions of this standard no later than in 2008, and are currently evaluating the impact, if any, that it will have on our financial statements.

Accounting for Pension and Other Postretirement Benefits.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires companies to record an asset or liability for their pension and other postretirement benefit plans based on their funded or unfunded status. The standard also requires any deferred amounts related to unrealized gains and losses or changes in actuarial assumptions to be recorded in accumulated other comprehensive income, a component of stockholder’s equity, until those gains and losses are realized. Finally, the standard requires companies to measure their pension and postretirement obligations as of their year end balance sheet date beginning in 2008.

We will adopt the provisions of this standard effective December 31, 2006, and currently do not anticipate that it will have a material impact on our financial statements. SFAS No. 158 will also require us to change the measurement date for our other postretirement benefit plans from September 30, the date we currently use, to December 31 beginning in 2008.

Evaluation of Prior Period Misstatements in Current Financial Statements.  In September 2006, the staff of the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how to evaluate the impact of financial statement misstatements from prior periods that have been identified in the current year. We will adopt the provisions of SAB No. 108 in the fourth quarter of 2006, and do not anticipate that it will have a material impact on our financial statements.

2.	Credit Facilities

El Paso entered into a $1.75 billion credit agreement in July 2006. We are not a borrower under the agreement nor do we, our subsidiaries or our investments serve as collateral. This facility replaced a $3 billion credit agreement under which our subsidiary, Southern Gas Storage Company, and our ownership in Bear Creek Gas Storage Company (Bear Creek) were pledged as collateral.

3.	Commitments and Contingencies

Legal Proceedings

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. These cases were filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. In October 2006, the U.S. District Judge issued an order dismissing all measurement claims against all defendants.

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

For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At September 30, 2006, we had accrued approximately $2 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2006, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than the other, the lower end of the expected range has been accrued.

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

Other Matter

Duke Litigation.  Citrus Trading Corporation (CTC), a direct subsidiary of Citrus Corp. (Citrus), our equity investee, has filed suit against Duke Energy LNG Sales, Inc. (Duke) and PanEnergy Corp., the holding company of Duke, seeking damages for breach of a gas supply contract and wrongful termination of that contract. Duke sent CTC a notice of termination of the gas supply contract alleging failure of CTC to increase the amount of an outstanding letter of credit as collateral for its purchase obligations. In the lawsuit, CTC alleged that Duke failed to give proper notice to CTC regarding its failure to maintain the letter of credit. Duke has filed an amended counter claim in federal court joining Citrus and requested that the court find that Duke had a right to terminate its gas sales contract with CTC due to the failure of CTC to adjust the amount of the letter of credit supporting its purchase obligations. The trial related to this lawsuit is scheduled to commence later this year. An unfavorable outcome on this matter could impact the value of our investment in Citrus, which in turn, could have an effect on us.

4.	Investments in Unconsolidated Affiliates and Transactions with Affiliates

Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of our 50 percent ownership interests in Bear Creek and Citrus. Summarized income statement information of our proportionate share of these unconsolidated affiliates for the periods ended September 30 is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Operating results data:
Operating revenues	$69	$70	$197	$194
Operating expenses	29	28	86	80
Income from continuing operations and net income(1)	21	22	57	59

(1)	The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates reflected in our income statement is due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings from our investments.

Summarized income statement information of our proportionate share of Citrus’ income for the periods ended September 30 is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Operating results data:
Operating revenues	$65	$66	$184	$181
Operating expenses	27	27	80	75
Income from continuing operations and net income	19	19	48	49

For both the nine months ended September 30, 2006 and 2005, we received $49 million in dividends from Citrus. For the nine months ended September 30, 2006 and 2005, we received $17 million and $64 million in dividends from Bear Creek.

Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheets. At September 30, 2006 and December 31, 2005, we had a note receivable from El Paso of $267 million and $272 million. The interest rate at September 30, 2006 and December 31, 2005 was 5.2% and 5.0%.

Notes Receivable.  At September 30, 2006 and December 31, 2005, we had variable interest rate notes receivable from El Paso of $87 million and $67 million.

Taxes.  We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay taxes directly to the state taxing authorities. We had income taxes payable of $95 million and $52 million at September 30, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.

Other Affiliate Balances.  The following table shows other balances with our affiliates arising in the ordinary course of business:

	September 30,	December 31,
	2006	2005
	(In millions)

Accounts and notes receivable-other	$—	$4
Other current liabilities	1	1

Affiliate Revenues and Expenses.  We enter into transactions with affiliates in the normal course of our business to transport natural gas. Services provided to these affiliates are based on the same terms as non-affiliates. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from Tennessee Gas Pipeline Company associated with our pipeline services. These allocations are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.

The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues from affiliates	$2	$2	$7	$5
Operation and maintenance expenses from affiliates(1)	15	21	49	55

(1)	Includes expenses related to a long-term storage contract with an affiliate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the nine months ended September 30:

	2006	2005
	(In millions, except volumes)

Operating revenues	$392	$353
Operating expenses	(205)	(174)

Operating income	187	179
Earnings from unconsolidated affiliates	58	63
Other income, net	6	17

EBIT	251	259
Interest and debt expense	(71)	(70)
Affiliated interest income	14	7
Income taxes	(61)	(62)

Net income	$133	$134

Throughput volumes (BBtu/d)(1)	3,244	2,990

(1)	Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus and billable transportation throughput volumes for storage injection.

The following items contributed to our overall EBIT decrease of $8 million for the nine months ended September 30, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)

Higher services revenues	$23	$—	$—	$23
Elba Island expansion	18	(2)	(8)	8
Gas not used in operations and other natural gas sales	(3)	(8)	—	(11)
Impact of Hurricane Katrina	—	(12)	—	(12)
Gain on the sale of assets in 2005	—	(9)	—	(9)
Earnings from Citrus	—	—	(4)	(4)
Other(1)	1	—	(4)	(3)

Total impact on EBIT	$39	$(31)	$(16)	$(8)

(1)	Consists of individually insignificant items.

The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.

Higher Services Revenues.  During the nine months ended September 30, 2006, our revenues increased primarily due to higher rates and additional services provided to our customers in 2006 as a result of our rate case settlement in March 2005. In addition, we experienced increased activity under various interruptible services provided under our tariffs as a result of increased demand in our service areas.

Elba Island Expansion.  In February 2006, the Elba Island LNG expansion was placed in service resulting in an increase in our operating revenues. This increase was partially offset by a reduction in other income due to amounts capitalized in 2005 related to the allowance for funds used during construction of the expansion. This expansion is estimated to increase our revenues by approximately $7 million for the remainder of 2006 and $29 million annually thereafter.

Gas Not Used in Operations and Other Natural Gas Sales.  As a result of our rate case settlement in March 2005, our fuel retention percentage was reduced and a customer sharing provision was implemented. During the nine months ended September 30, 2006, we experienced a decrease in our EBIT due primarily to a decrease in over retained volumes and a decrease in the index prices used to value those volumes. For a further discussion of our gas not used in operations and other natural gas sales, see our 2005 Annual Report on Form 10-K.

Impact of Hurricane Katrina.  We recorded higher operation and maintenance expenses during the nine months ended September 30, 2006 as a result of unreimbursed amounts expended to repair the damage caused by Hurricane Katrina. We anticipate recording additional expenses of approximately $1 million for the remainder of 2006. For a further discussion of the impact of these hurricanes on our capital expenditures, see Liquidity and Capital Expenditures below.

Gain on the Sale of Assets.  In March 2005, we recorded a gain of $7 million on the sale of pipeline and measurement facilities to Atlanta Gas Light Company. We also recorded a gain of $2 million in the second quarter of 2005 on the sale of a gathering system.

Earnings from Citrus.  Our earnings decreased for the nine months ended September 30, 2006 compared to the same period in 2005, primarily due to an increase in depreciation expense associated with Citrus’ approved rate settlement, partially offset by an increase in Citrus’ revenues from interruptible services.

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

Affiliated Interest Income

Affiliated interest income for the nine months ended September 30, 2006, was $7 million higher than the same period in 2005 due to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $226 million for the nine months of 2005 increased to $323 million for the same period in 2006. In addition, the average short-term interest rates for the nine months increased from 3.8% in 2005 to 5.8% for the same period in 2006.

Income Taxes

	Nine Months Ended
	September 30,
	2006	2005
	(In millions,
	except for rates)

Income taxes	$61	$62
Effective tax rate	31%	32%

Our effective tax rates were lower than the statutory rate of 35 percent, primarily due to the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends, partially offset by the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview

Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At September 30, 2006, we had notes receivable from El Paso of $267 million that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheet. In addition to our advances under the cash management program, we had other notes receivable from El Paso of $87 million at September 30, 2006.

We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2006 were approximately $186 million, which included accruals of approximately $3 million. We expect to spend approximately $102 million for the remainder of 2006 for capital expenditures, consisting of $62 million to expand the capacity on our system and $40 million for maintenance capital. We expect to fund these capital expenditures through a combination of internally generated funds or by recovering some of the amounts advanced to El Paso under its cash management program, if necessary.

We continue to repair the damage caused by Hurricane Katrina. Through El Paso, we are part of a mutual insurance company, and are subject to certain individual and aggregate loss limits by event. The mutual insurance company has indicated that aggregate losses for Hurricane Katrina will exceed the per event limits allowed under the program, and that we will not receive insurance recoveries on some of the costs we incur, which will impact our liquidity and financial results. In addition, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which could impact our liquidity from period to period. Currently, we estimate that the total repair costs related to this hurricane will be approximately $148 million, of which we estimate approximately $99 million will not be recoverable from insurance. Of the unrecoverable amount, we estimate that approximately $85 million will be capital related expenditures. We have incurred capital costs of approximately $66 million through September 30, 2006 that were not recoverable from insurance.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2006.

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

Exhibit
Number		Description

10	.A	First Tier Receivables Sale Agreement dated October 6, 2006, between Southern Natural Gas Company and SNG Finance Company, L.L.C. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on October 13, 2006).
10	.B	Second Tier Receivables Sale Agreement dated October 6, 2006, between SNG Finance Company, L.L.C. and SNG Funding Company, L.L.C. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on October 13, 2006).
10	.C	Receivables Purchase Agreement dated October 6, 2006, among SNG Funding Company, L.L.C., as Seller, Southern Natural Gas Company, as Servicer, Starbird Funding Corporation, as the initial Conduit Investor and Committed Investor, the other investors from time to time parties thereto, BNP Paribas, New York Branch, as the initial Managing Agent, the other Managing Agents from time to time parties thereto, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.C to our Current Report on Form 8-K, filed with the SEC on October 13, 2006).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 6, 2006
/s/  JAMES C. YARDLEY
James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)

Date: November 6, 2006
/s/  JOHN R. SULT
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

SOUTHERN NATURAL GAS COMPANY

EXHIBIT INDEX

Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.A	First Tier Receivables Sale Agreement dated October 6, 2006, between Southern Natural Gas Company and SNG Finance Company, L.L.C. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on October 13 , 2006).
10	.B	Second Tier Receivables Sale Agreement dated October 6, 2006, between SNG Finance Company, L.L.C. and SNG Funding Company, L.L.C. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on October 13, 2006).
10	.C	Receivables Purchase Agreement dated October 6, 2006, among SNG Funding Company, L.L.C., as Seller, Southern Natural Gas Company, as Servicer, Starbird Funding Corporation, as the initial Conduit Investor and Committed Investor, the other investors from time to time parties thereto, BNP Paribas, New York Branch, as the initial Managing Agent, the other Managing Agents from time to time parties thereto, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.C to our Current Report on Form 8-K, filed with the SEC on October 13, 2006).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.