Form 10-Q
period 2007-03-31
SOUTHERN NATURAL GAS CO
filed 2007-05-08
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Common stock, par value $1 per share. Shares outstanding on May 7, 2007: 1,000
     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006
Operating revenues	$137	$135

Operating expenses
Operation and maintenance	41	47
Depreciation and amortization	14	13
Taxes, other than income taxes	6	8

	61	68

Operating income	76	67
Earnings from unconsolidated affiliates	26	13
Other income, net	7	3
Interest and debt expense	(22)	(23)
Affiliated interest income	4	4

Income before income taxes	91	64
Income taxes	28	20

Net income	$63	$44

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	10	9
Affiliates	31	33
Other	9	3
Materials and supplies	12	12
Deferred income taxes	8	9
Other	—	14

Total current assets	70	80

Property, plant and equipment, at cost	3,681	3,652
Less accumulated depreciation and amortization	1,355	1,404

Total property, plant and equipment, net	2,326	2,248

Other assets
Investments in unconsolidated affiliates	674	695
Notes receivable from affiliate	335	307
Other	85	63

	1,094	1,065

Total assets	$3,490	$3,393

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$14	$36
Affiliates	37	16
Other	20	16
Current maturities on long-term debt	48	100
Taxes payable	63	51
Accrued interest	7	30
Other	12	8

Total current liabilities	201	257

Long-term debt, less current maturities	1,198	1,096

Other liabilities
Deferred income taxes	342	360
Other	52	36

	394	396

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	340	340
Retained earnings	1,362	1,304
Accumulated other comprehensive loss	(5)	—

Total stockholder’s equity	1,697	1,644

Total liabilities and stockholder’s equity	$3,490	$3,393

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$63	$44
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	14	13
Deferred income taxes	9	4
Earnings from unconsolidated affiliates, adjusted for cash distributions	22	(1)
Other non-cash income items	(3)	(1)
Asset and liability changes	(13)	(47)

Net cash provided by operating activities	92	12

Cash flows from investing activities
Additions to property, plant and equipment	(88)	(49)
Net change in notes receivable from affiliate	(28)	34
Net change in restricted cash	—	2
Other	—	1

Net cash used in investing activities	(116)	(12)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	494	—
Payment to retire long-term debt	(470)	—

Net cash provided by financing activities	24	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
   Basis of Presentation
     We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2007, and for the quarters ended March 31, 2007 and 2006, are unaudited. We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10‑K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
   Significant Accounting Policies
     Our significant accounting policies and accounting pronouncements issued but not yet adopted are discussed in our 2006 Annual Report on Form 10-K. The information below provides updating information with respect to those policies.
     Accounting for Uncertainty in Income Taxes. On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. For further information on the impact on our financial statements of the adoption of this interpretation, see Note 2.
2. Income Taxes
     El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. With few exceptions, we and El Paso are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1999. Certain issues raised on examinations by tax authorities on El Paso’s 2003 and 2004 federal tax years are currently being appealed. For our open tax years, we have unrecognized tax benefits (liabilities for uncertain tax matters) which could increase or decrease our income tax expense and effective income tax rates as these matters are finalized.
     Upon the adoption of FIN No. 48, and a related amendment to our tax sharing agreement with El Paso, we recorded a reduction of $5 million to the January 1, 2007 retained earnings. As of January 1, 2007 and at March 31, 2007, we had unrecognized tax benefits of $8 million (including interest and penalties). These unrecognized tax benefits (net of federal tax benefits) would favorably affect our income tax expense and effective income tax rate if recognized in future periods. While the amount of our unrecognized tax benefits could change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.
     We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense on our income statement. Total accrued interest and penalties recognized in our income statement was not material for the quarters ended March 31, 2007 and 2006. As of January 1, 2007 and March 31, 2007, we had approximately $3 million of liabilities for interest and penalties related to our unrecognized tax benefits.
3. Debt
     In March 2007, we issued $500 million of 5.90% notes due in April 2017. We also repurchased approximately $52 million of our $100 million, 6.70% notes due in October 2007 that were tendered in March 2007, and redeemed all of our $400 million, 8.875% notes that were scheduled to mature in March 2010. The retirement of the $400 million, 8.875% notes removed our most restrictive covenants which limited dividend payments and the incurrence of debt, among other limitations.
4. Commitments and Contingencies
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
     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At March 31, 2007, we had accrued approximately $2 million for our outstanding legal matters.
   Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2007, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.
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
   Other Matter
     Duke Litigation. Citrus Trading Corporation, a direct subsidiary of Citrus Corp. (Citrus), filed a suit against Spectra LNG Sales, formerly Duke Energy LNG Sales, Inc., for wrongful termination of a gas supply contract that had been entered into by the parties in 1998. In January 2007, the claim was favorably settled and we received a distribution from Citrus of approximately $28 million.
5. Retirement Benefits
     In December 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), and began reflecting the assets and liabilities related to our postretirement benefit plans based on their funded or unfunded status and reclassifying all actuarial deferrals as a component of accumulated other comprehensive income. In March 2007, the Federal Energy Regulatory Commission (FERC) issued guidance requiring regulated pipeline companies to recognize a regulatory asset or liability for the funded status asset or liability that would otherwise be recorded in accumulated other comprehensive income under SFAS No. 158, if it is probable that amounts calculated on the same basis as SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, would be included in our rates in future periods. Upon adoption of this FERC guidance, we reclassified approximately $5 million of the beginning balance of accumulated other comprehensive income to other non‑current liabilities on our balance sheet.
6. Investments in Unconsolidated Affiliates and Transactions with Affiliates
   Investments in Unconsolidated Affiliates
     Our investments in unconsolidated affiliates consist of our 50 percent ownership interests in Bear Creek Storage Company and Citrus. Summarized income statement information of our proportionate share of the income of these unconsolidated affiliates for the quarters ended March 31 is as follows:

	2007	2006
	(in millions)
Operating results data:
Operating revenues	$60	$58
Operating expenses	28	29
Income from continuing operations and net income(1)	24	14

(1)
The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates is due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings on our investments.

     For the quarters ended March 31, 2007 and 2006, we received $48 million and $12 million in dividends from Citrus.

   Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. We do not anticipate settlement within the next twelve months, and therefore classified this receivable as non-current on our balance sheets. At March 31, 2007 and December 31, 2006, we had a note receivable from El Paso of $246 million and $219 million. The interest rate at March 31, 2007 and December 31, 2006 was 5.8% and 5.3%.
     Notes Receivable. At March 31, 2007 and December 31, 2006, we also had a variable interest rate note receivable from El Paso of $87 million and $86 million. The interest rate at March 31, 2007 and December 31, 2006 was 5.8% and 5.3%. In addition, we had a non-interest bearing note receivable of approximately $2 million at March 31, 2007 and December 31, 2006. These notes are due upon demand. We do not anticipate settlement within the next twelve months and therefore we classified these notes as non-current on our balance sheets.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable - affiliate on our balance sheets. We earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE. At March 31, 2007 and December 31, 2006, our subordinated beneficial interest in the receivables sold was $20 million and $23 million. The fair value of the fees earned was immaterial to our financial statements for the quarter ended March 31, 2007.
     Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. We had state income taxes receivable of $5 million and $2 million at March 31, 2007 and December 31, 2006, which are included in accounts receivable-other on our balance sheets. At March 31, 2007 and December 31, 2006, we had federal income taxes payable of $57 million and $38 million. The majority of these balances, as well as our deferred income taxes and amounts associated with unrecognized tax benefits, will become payable to or due from El Paso.
     During the quarter ended March 31, 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. Also, during the first quarter of 2007, El Paso billed us $20 million for certain tax attributes previously reflected as deferred income taxes in our financial statements through intercompany accounts.
     Other Affiliate Balances. At March 31, 2007 and December 31, 2006, we had contractual deposits from our affiliates of $1 million, included in other current liabilities on our balance sheets.
     Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2007	2006
	(In millions)
Revenues from affiliates	$2	$2
Operation and maintenance expenses from affiliates(1)	17	18

(1)	Includes expenses related to a long-term storage contract with an affiliate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2006 Annual Report on Form 10-K, and our consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
          Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
     Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of factors impacting EBIT for the quarters ended March 31:

	2007	2006
	(In millions,
	except volumes)
Operating revenues	$137	$135
Operating expenses	(61)	(68)

Operating income	76	67
Earnings from unconsolidated affiliates	26	13
Other income, net	7	3

EBIT	109	83
Interest and debt expense	(22)	(23)
Affiliated interest income	4	4
Income taxes	(28)	(20)

Net income	$63	$44

Throughput volumes (BBtu/d)(1)	3,226	3,043

(1)	Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus and billable transportation throughput volumes for storage injection.

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Expansions	$3	$(1)	$3	$5
Gas not used in operations and other natural gas sales	2	1	—	3
Impact of Hurricane Katrina	—	4	—	4
Earnings from Citrus	—	—	12	12
Other(1)	(3)	3	2	2

Total impact on EBIT	$2	$7	$17	$26

(1)	Consists of individually insignificant items.
     Expansions. In February 2006, the Elba Island LNG expansion was placed into service resulting in an increase in our operating revenues. This increase was partially offset by depreciation of the new facilities and a net decrease in other income due to amounts capitalized related to the allowance for funds used during construction of our expansions.
     Our Cypress expansion project will consist of approximately 177 miles of pipeline to connect our Elba Island facility with markets in Georgia and Florida. The project will consist of three phases with a total capital cost of approximately $321 million and a total contract level up to 500 MMcf/d. In May 2007, we placed the Cypress pipeline into service, which is estimated to have an annual EBIT impact of approximately $32 million.
     Gas Not Used in Operations and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not used in operations results in revenues to us, which are impacted by volumes and prices during a given period. During the quarter ended March 31, 2007 our EBIT was higher due to favorable pricing on retained volumes sold and delivered.
     Impact of Hurricane Katrina. During the first quarter of 2007, we incurred lower operation and maintenance expenses to repair damage caused by Hurricane Katrina as compared to the same period in 2006. For a further discussion of the impact of this hurricane, see our Liquidity and Capital Expenditures below.
     Earnings from Citrus. Our equity earnings increased by approximately $12 million, $8 million of which was primarily due to a favorable settlement of litigation brought against Spectra LNG Sales (formerly Duke Energy LNG Sales, Inc.) for wrongful termination of a gas supply contract.
Income Taxes

	Quarter Ended
	March 31,
	2007	2006
	(In millions,
	except for rates)
Income taxes	$28	$20
Effective tax rate	31%	31%
     Our effective tax rates were lower than the statutory rate of 35 percent in both periods primarily due to the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends that qualify for the dividends received deduction, partially offset by the effect of state income taxes.

Liquidity and Capital Expenditures
Liquidity Overview
     Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2007, we had a note receivable from El Paso of approximately $246 million that is due upon demand. However, we do not anticipate settlement within the next twelve months. In addition to our advances under the cash management program, we had other notes receivable from El Paso of $89 million at March 31, 2007. See Item 1, Financial Statements, Note 6, for a discussion of El Paso’s cash management program and our other notes receivable.
     During the first quarter of 2007, El Paso billed us $20 million for certain tax attributes previously reflected as deferred income taxes in our financial statements through intercompany accounts. These amounts will be settled in the second quarter of 2007.
     We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations and planned expansion opportunities.
     El Paso is currently pursuing the formation of a master limited partnership in 2007 to enhance the value and financial flexibility of its pipeline assets and to provide a lower cost source of capital for new projects.
Debt
     In March 2007, we issued $500 million of 5.90% notes due in April 2017. We also repurchased approximately $52 million of our $100 million, 6.70% notes due in October 2007 that were tendered in March 2007, and redeemed all of our $400 million, 8.875% notes that were scheduled to mature in March 2010. The remaining proceeds will be used for general corporate purposes. The retirement of the $400 million, 8.875% notes removed our most restrictive covenants which limited dividend payments and the incurrence of debt, among other limitations.
     In March 2007, Moody’s Investor Services upgraded our senior unsecured debt rating to an investment grade rating of Baa3 and upgraded El Paso’s senior unsecured debt rating to Ba3 while maintaining a positive outlook. Additionally, in March 2007, (i) Standard and Poor’s upgraded our senior unsecured debt ratings to BB and upgraded El Paso’s senior unsecured debt rating to BB- maintaining a positive outlook and (ii) Fitch Ratings initiated coverage on us and assigned an investment grade rating of BBB- on our senior unsecured debt and a rating of BB+ on El Paso’s senior unsecured debt.
Capital Expenditures

	Quarter Ended	2007
	March 31, 2007	Remaining	Total
	(In millions)
Maintenance	$16	$67	$83
Expansions	72	143	215

	$88	$210	$298

     We expect to fund these capital expenditures through a combination of internally generated funds and, if necessary, repayments by El Paso of amounts advanced under its cash management program.
Hurricanes
     We continue to repair the damage to our pipeline caused by Hurricane Katrina in 2005. In 2007 and 2008, we expect remaining repair costs of approximately $20 million (a substantial portion of which is capital related) and insurance reimbursements of approximately $35 million for the cumulative recoverable costs from our insurers. While our capital expenditures and liquidity may vary from period to period, we do not believe our remaining hurricane related expenditures will materially impact our overall liquidity or financial results.
Commitments and Contingencies
     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at March 31, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2007.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference.
Item 1A. Risk Factors
CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such
forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from the actual results, and the differences between assumed facts and actual results can be material, depending upon the circumstances. Where we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2006 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.
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
Item 5. Other Information
     None.
Item 6. Exhibits
     The Exhibit Index is hereby incorporated herein by reference and sets forth a list of those exhibits filed herewith, and includes and identifies contracts or arrangements required to be filed as exhibits to this Form 10-Q by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Southern Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN NATURAL GAS COMPANY
Date: May 7, 2007	/s/ JAMES C. YARDLEY
James C. Yardley
Chairman of the Board and President (Principal Executive Officer)

Date: May 7, 2007	/s/ JOHN R. SULT
John R. Sult
Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)

SOUTHERN NATURAL GAS COMPANY
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

4.A	Third Supplemental Indenture dated as of March 26, 2007 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on March 28, 2007).

4.B	Form of 5.90% Note due 2017 (included as Exhibit A to Exhibit 4.A of our Current Report on Form 8-K filed with the SEC on March 28, 2007).

*4.C	Fourth Supplemental Indenture dated as of May 4, 2007 among Southern Natural Gas Company, Wilmington Trust Company (solely with respect to certain portions thereof) and The Bank of New York Trust Company, N.A.

10.A	Registration Rights Agreement, dated as of March 26, 2007, among Southern Natural Gas Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, BNP Paribas Securities Corp., HVB Capital Markets, Inc., Greenwich Capital Markets, Inc., Scotia Capital (USA) Inc., and SG Americas Securities, LLC (Exhibit 10.A to our Current Report on Form 8-K filed with the SEC on March 28, 2007).

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.