Form 10-Q
period 2007-06-30
SOUTHERN NATURAL GAS CO
filed 2007-08-07
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Common stock, par value $1 per share. Shares outstanding on August 7, 2007: 1,000
     SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues	$131	$127	$268	$262

Operating expenses
Operation and maintenance	49	47	90	94
Depreciation and amortization	15	14	29	27
Taxes, other than income taxes	8	6	14	14

	72	67	133	135

Operating income	59	60	135	127
Earnings from unconsolidated affiliates	25	23	51	36
Other income, net	4	—	11	3
Interest and debt expense	(21)	(24)	(43)	(47)
Affiliated interest income	5	5	9	9

Income before income taxes	72	64	163	128
Income taxes	22	20	50	40

Net income	50	44	113	88
Other comprehensive income	1	1	1	1

Comprehensive income	$51	$45	$114	$89

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	9	9
Affiliates	17	33
Other	2	3
Materials and supplies	13	12
Deferred income taxes	5	9
Other	12	14

Total current assets	58	80

Property, plant and equipment, at cost	3,736	3,652
Less accumulated depreciation and amortization	1,366	1,404

Total property, plant and equipment, net	2,370	2,248

Other assets
Investments in unconsolidated affiliates	671	695
Notes receivable from affiliate	412	307
Other	85	63

	1,168	1,065

Total assets	$3,596	$3,393

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$18	$36
Affiliates	33	16
Other	23	16
Current maturities of long-term debt	48	100
Taxes payable	83	51
Accrued interest	26	30
Other	12	8

Total current liabilities	243	257

Long-term debt, less current maturities	1,198	1,096

Other liabilities
Deferred income taxes	342	360
Other	65	36

	407	396

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	340	340
Retained earnings	1,412	1,304
Accumulated other comprehensive loss	(4)	—

Total stockholder’s equity	1,748	1,644

Total liabilities and stockholder’s equity	$3,596	$3,393

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$113	$88
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	29	27
Deferred income taxes	16	8
Earnings from unconsolidated affiliates, adjusted for cash distributions	25	(5)
Other non-cash income items	(5)	(1)
Asset and liability changes	40	(5)

Net cash provided by operating activities	218	112

Cash flows from investing activities
Additions to property, plant and equipment	(137)	(104)
Net change in notes receivable from affiliate	(105)	(14)
Other	—	6

Net cash used in investing activities	(242)	(112)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	494	—
Payment to retire long-term debt	(470)	—

Net cash provided by financing activities	24	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2007, and for the quarters and six months ended June 30, 2007 and 2006, are unaudited. We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.
Significant Accounting Policies
     The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2006 Annual Report on Form 10-K.
     Accounting for Uncertainty in Income Taxes. On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where a statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. a greater than 50 percent likelihood that a tax position would be sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. For further information on the impact on our financial statements of the adoption of this interpretation, see Note 2.
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
     Upon the adoption of FIN No. 48, and a related amendment to our tax sharing agreement with El Paso, we recorded a reduction of $5 million to the January 1, 2007 balance of retained earnings. As of January 1, 2007, we had unrecognized tax benefits of $8 million (including interest and penalties) which have not materially changed as of June 30, 2007. These unrecognized tax benefits (net of federal tax benefits) would favorably affect our income tax expense and effective income tax rate if recognized in future periods. While the amount of our unrecognized tax benefits could change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.

     We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our income statement. As of January 1, 2007 , we had liabilities for interest and penalties related to our unrecognized tax benefits of approximately $3 million which have not materially changed as of June 30, 2007.
3. Debt
     In March 2007, we issued $500 million of 5.90% notes due in April 2017. A portion of the net proceeds were used to repurchase all of our $400 million, 8.875% notes that were scheduled to mature in March 2010 and $52 million of our $100 million, 6.70% notes due in October 2007. The retirement of the $400 million, 8.875% notes removed our most restrictive covenants which limited dividend payments and the incurrence of debt, among other limitations.
4. Commitments and Contingencies
Legal Proceedings
     Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. These cases were filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, a U.S. District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.
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
     Calpine Corporation (Calpine). In connection with its bankruptcy proceeding, Calpine filed its plan of reorganization in June 2007, which rejected its firm transportation contract with us. The term on the contract runs through 2019. Our current undiscounted claim for this contract rejection is approximately $75 million.
     In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At June 30, 2007, we had accrued approximately $2 million for our outstanding legal matters.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2007, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.
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
5. Retirement Benefits
     In December 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), and began reflecting assets and liabilities related to our postretirement benefit plans based on their funded or unfunded status and reclassified all actuarial deferrals as a component of accumulated other comprehensive income. In March 2007, the Federal Energy Regulatory Commission (FERC) issued guidance requiring regulated pipeline companies to recognize a regulatory asset or liability for the funded status asset or liability that would otherwise be recorded in accumulated other comprehensive income under SFAS No. 158, if it is probable that amounts calculated on the same basis as SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, would be included in our rates in future periods. Upon adoption of this FERC guidance, we reclassified approximately $5 million from the beginning balance of accumulated other comprehensive income to other non-current liabilities on our balance sheet.
6. Investments in Unconsolidated Affiliates and Transactions with Affiliates
Investments in Unconsolidated Affiliates
     Our investments in unconsolidated affiliates consist of our 50 percent ownership interests in Bear Creek Storage Company and Citrus Corp. (Citrus). Summarized income statement information of our proportionate share of the income of these investments for the periods ended June 30 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)
Operating results data:
Operating revenues	$69	$70	$129	$128
Operating expenses	28	28	56	57
Income from continuing operations and net income(1)	26	22	50	36

(1)	The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates is due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings on our investments.
     For the six months ended June 30, 2007 and 2006, we received $76 million and $31 million in dividends from Citrus.

Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2007 and December 31, 2006, we have a note receivable from El Paso of $323 million and $219 million, which we do not intend to settle within twelve months and therefore have classified this note as non-current on our balance sheets. The interest rate on this note at June 30, 2007 and December 31, 2006 was 6.1% and 5.3%.
     Other Notes Receivable. At June 30, 2007 and December 31, 2006, we have a variable interest rate note receivable from El Paso of $89 million and $86 million. The interest rate at June 30, 2007 and December 31, 2006 was 6.1% and 5.3%. In addition, we had a non-interest bearing note receivable of approximately $2 million at December 31, 2006 which was settled during the second quarter of 2007. Each of these notes is due upon demand; however, as settlement is not anticipated within twelve months, we classified these notes as non-current on our balance sheets.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable – affiliate on our balance sheets. We earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE. At June 30, 2007 and December 31, 2006, our subordinated beneficial interest in the receivables sold was $16 million and $23 million. The fair value of the fees earned was immaterial to our financial statements for the quarter and six months ended June 30, 2007.
     Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At December 31, 2006, we had state income taxes receivable of $2 million included in accounts receivable-other on our balance sheets and federal income taxes payable of $38 million. At June 30, 2007, we have federal and state income taxes payable of $70 million. The majority of these balances, as well as our deferred income taxes and amounts associated with unrecognized tax benefits, will become payable to or due from El Paso.
     During the first quarter of 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. El Paso billed us $20 million for certain tax attributes previously reflected as deferred income taxes in our financial statements through intercompany accounts.
     Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In millions)
Revenues from affiliates	$1	$3	$3	$5
Operation and maintenance expenses from affiliates(1)	18	16	35	34

(1)	Includes expenses related to a long-term storage contract with an affiliate.

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
Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of our results for the six months ended June 30:

	2007	2006_
	(In millions,
	except volumes)
Operating revenues	$268	$262
Operating expenses	(133)	(135)

Operating income	135	127
Earnings from unconsolidated affiliates	51	36
Other income, net	11	3

EBIT	197	166
Interest and debt expense	(43)	(47)
Affiliated interest income	9	9
Income taxes	(50)	(40)

Net income	$113	$88

Throughput volumes (BBtu/d)(1)	3,162	3,105

(1)	Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus and billable transportation throughput volumes for storage injection.

				EBIT
	Revenue	Expense	Other	Impact
		Favorable/(Unfavorable)
		(In millions)
Expansions	$9	$(1)	$4	$12
Gas not used in operations and other natural gas sales	3	2	—	5
Impact of Hurricane Katrina	—	9	—	9
Earnings from Citrus	—	—	15	15
Service revenues	(6)	—	—	(6)
Project cost	—	(3)	—	(3)
Other(1)	—	(5)	4	(1)

Total impact on EBIT	$6	$2	$23	$31

(1)	Consists of individually insignificant items.
     Expansions. In February 2006, the Elba Island LNG expansion was placed into service resulting in an increase in our operating revenues. This increase was partially offset by depreciation of the new facilities and a net decrease in other income due to amounts capitalized related to the allowance for funds used during construction (AFUDC) of the expansions.

     In May 2007, we placed Phase I of the Cypress pipeline into service resulting in an increase in our operating revenues. Ongoing construction also increased AFUDC for the six months ended June 30, 2007. This expansion is anticipated to generate annual EBIT of approximately $32 million. The total project will consist of approximately 177 miles of pipeline to connect our Elba Island facility with markets in Georgia and Florida with a total contract level of 500 MMcf/d. As of June 30, 2007, we have spent approximately $247 million on this project with total estimated costs to complete all three phases of the project of approximately $321 million.
     Gas Not Used in Operations and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not used in operations results in revenues to us, which are impacted by volumes and prices during a given period. During the six months ended June 30, 2007, our EBIT was higher primarily due to favorable pricing on retained volumes sold and delivered.
     Impact of Hurricane Katrina. During the first six months of 2007, we incurred lower operation and maintenance expenses to repair damage caused by Hurricane Katrina as compared to the same period in 2006. For a further discussion of the impact of this hurricane on our capital expenditures, see Liquidity and Capital Expenditures below.
     Earnings from Citrus. During the first six months of 2007, our equity earnings increased by approximately $15 million, $8 million of which was primarily due to a favorable settlement of litigation brought against Spectra LNG Sales (formerly Duke Energy LNG Sales, Inc.) for a wrongful termination of a gas supply contract. Our equity earnings also increased by approximately $3 million during the quarter ended June 30, 2007 due to Citrus’ sale of a receivable related to the bankruptcy of Enron North America.
     Service Revenues. During the first six months of 2007, our service revenues decreased primarily due to two firm transportation contracts that expired and were not renewed.
     Project Cost. For the six months ended June 30, 2007, we expensed costs associated with a storage project that we are no longer developing.
Interest and Debt Expense
     Interest and debt expense for the six months ended June 30, 2007, was $4 million lower than the same period in 2006 primarily due to lower average interest rates on our outstanding debt.
Income Taxes
     Our effective tax rate of 31 percent was lower than the statutory rate of 35 percent in both periods primarily due to the impact of earnings from unconsolidated affiliates where we anticipate receiving dividends that qualify for the dividends received deduction, partially offset by the effect of state income taxes.
Liquidity and Capital Expenditures
     Liquidity Overview. Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program and depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable that is due upon demand. We have historically provided cash advances to El Paso, which we reflect in investing activities in our statement of cash flows. At June 30, 2007, we have a note receivable from El Paso of approximately $323 million that is classified as non-current as we do not anticipate settlement within twelve months. In addition to our advances under El Paso’s cash management program, we have other notes receivable from El Paso of $89 million at June 30, 2007. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program and our other notes receivable.

     We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operating needs and planned expansion opportunities. Additionally, El Paso is currently pursuing the formation of a master limited partnership in 2007 to enhance the value and financial flexibility of its pipeline assets and to provide a lower cost source of capital for new projects.
     Debt. In March 2007, we issued $500 million of 5.90% notes due in April 2017. A portion of the net proceeds were used to repurchase all of our $400 million, 8.875% notes that were scheduled to mature in March 2010 and $52 million of our $100 million, 6.70% notes due in October 2007. The remaining proceeds were used for general corporate purposes. The retirement of the $400 million, 8.875% notes removed our most restrictive covenants which limited dividend payments and the incurrence of debt, among other limitations.
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
     Capital Expenditures. Our capital expenditures for the six months ended June 30, 2007, and the amount we expect to spend for the remainder of 2007 to expand and maintain our businesses are listed below. We expect to fund these capital expenditures through a combination of internally generated funds and, if necessary, repayments by El Paso of amounts we advanced under its cash management program.

	Six Months Ended		2007
	June 30, 2007		Remaining	Total
	(In millions)
Maintenance	$29	(1)	$52	$81
Expansions	108		106	214

	$137		$158	$295

(1)	Amount includes $6 million of insurance proceeds received in excess of capital expenditures related to hurricanes.
     Hurricanes. We continue to repair the damage to our facilities caused by Hurricane Katrina in 2005. In 2007 and 2008, we expect remaining repair costs of approximately $20 million (a substantial portion of which is capital related) and insurance reimbursements of approximately $20 million for the cumulative recoverable costs from our insurers. While our capital expenditures and liquidity may vary from period to period, we do not believe our remaining hurricane related expenditures will materially impact our overall liquidity or financial results.
Commitments and Contingencies
     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based on the results of our evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at June 30, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2007.

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

SOUTHERN NATURAL GAS COMPANY

Date: August 7, 2007	/s/ JAMES C. YARDLEY

James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)

Date: August 7, 2007	/s/ JOHN R. SULT

John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

SOUTHERN NATURAL GAS COMPANY
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

4.A	Fourth Supplemental Indenture dated as of May 4, 2007 among Southern Natural Gas Company, Wilmington Trust Company (solely with respect to certain portions thereof) and The Bank of New York Trust Company, N.A. (Exhibit 4.C of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.