Form 10-Q
period 2007-09-30
SOUTHERN NATURAL GAS CO
filed 2007-11-05
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
          Common stock, par value $1 per share. Shares outstanding on November 5, 2007: 1,000
          SOUTHERN NATURAL GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues	$138	$130	$406	$392

Operating expenses
Operation and maintenance	52	49	142	143
Depreciation and amortization	15	14	44	41
Taxes, other than income taxes	8	7	22	21

	75	70	208	205

Operating income	63	60	198	187
Earnings from unconsolidated affiliates	26	22	77	58
Other income, net	1	3	12	6
Interest and debt expense	(22)	(24)	(65)	(71)
Affiliated interest income	7	5	16	14

Income before income taxes	75	66	238	194
Income taxes	23	21	73	61

Net income	52	45	165	133
Other comprehensive income	—	—	1	1

Comprehensive income	$52	$45	$166	$134

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	2	9
Affiliates	78	33
Other	8	3
Materials and supplies	14	12
Deferred income taxes	5	9
Other	10	14

Total current assets	117	80

Property, plant and equipment, at cost	3,814	3,652
Less accumulated depreciation and amortization	1,398	1,404

Total property, plant and equipment, net	2,416	2,248

Other assets
Investments in unconsolidated affiliates	642	695
Notes receivable from affiliate	366	307
Other	85	63

	1,093	1,065

Total assets	$3,626	$3,393

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$13	$36
Affiliates	11	16
Other	22	16
Current maturities of long-term debt	148	100
Taxes payable	103	51
Accrued interest	21	30
Other	10	8

Total current liabilities	328	257

Long-term debt, less current maturities	1,098	1,096

Other liabilities
Deferred income taxes	351	360
Other	49	36

	400	396

Commitments and contingencies (Note 4)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	340	340
Retained earnings	1,464	1,304
Accumulated other comprehensive loss	(4)	—

Total stockholder’s equity	1,800	1,644

Total liabilities and stockholder’s equity	$3,626	$3,393

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$165	$133
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	44	41
Deferred income taxes	25	10
Earnings from unconsolidated affiliates, adjusted for cash distributions	54	8
Other non-cash income items	(6)	(1)
Asset and liability changes	13	2

Net cash provided by operating activities	295	193

Cash flows from investing activities
Additions to property, plant and equipment	(210)	(186)
Net change in notes receivable from affiliate	(109)	(15)
Other	—	8

Net cash used in investing activities	(319)	(193)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	494	—
Payment to retire long-term debt	(470)	—

Net cash provided by financing activities	24	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2007, and for the quarters and nine months ended September 30, 2007 and 2006, are unaudited. We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.
Significant Accounting Policies
     The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2006 Annual Report on Form 10-K.
     Accounting for Uncertainty in Income Taxes.  On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes and its related interpretation. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where a statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. a greater than 50 percent likelihood that a tax position would be sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon effective settlement. For information on the impact on our financial statements of the adoption of this interpretation, see Note 2.
     2. Income Taxes
     El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. With a few exceptions, we and El Paso are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1999. Additionally, the Internal Revenue Service has completed an examination of El Paso’s U.S. income tax returns for 2003 and 2004, with a tentative settlement at the appellate level for all issues. We do not anticipate the settlement of these matters to have an impact on our unrecognized tax benefits. For our remaining open tax years, our unrecognized tax benefits (liabilities for uncertain tax matters) could increase or decrease our income tax expense and effective income tax rates as these matters are finalized.
     Upon the adoption of FIN No. 48, and a related amendment to our tax sharing agreement with El Paso, we recorded a reduction of $5 million to the January 1, 2007 balance of retained earnings. As of January 1, 2007, we had unrecognized tax benefits of $8 million (including interest and penalties) which have not materially changed as of September 30, 2007. These unrecognized tax benefits (net of federal tax benefits) would favorably affect our income tax expense and our effective income tax rate if recognized in future periods. While the amount of our unrecognized tax benefits could change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.

     We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our income statement. As of January 1, 2007, we had liabilities for interest and penalties related to our unrecognized tax benefits of approximately $3 million which have not materially changed as of September 30, 2007.
3. Debt
     In March 2007, we issued $500 million of 5.90% notes due in April 2017. A portion of the net proceeds was used to repurchase all of our $400 million, 8.875% notes that were scheduled to mature in March 2010 and $52 million of our $100 million, 6.70% notes due in October 2007. The remaining balance of the 6.70% notes was retired on October 1, 2007. The retirement of the $400 million, 8.875% notes removed our most restrictive covenants which limited dividend payments and the incurrence of debt, among other limitations.
     In October 2007, we obtained the required consent necessary for certain amendments to our indentures. These amendments permit us to convert from a corporation to a non-corporate legal entity such as a general partnership, limited partnership or limited liability company.
4. Commitments and Contingencies
Legal Proceedings
     Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. These cases were filed in 1997 by an individual under the False Claims Act, which have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, a U.S. District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.
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
     Calpine Corporation (Calpine).  In connection with its bankruptcy proceeding, Calpine filed its plan of reorganization in June 2007, which rejected its firm transportation contract with us.  The term on the contract runs through 2019.  Although our original undiscounted claim for this contract rejection was approximately $75 million, we entered into a settlement with Calpine that provides approximately $33 million toward our claim for the contract rejection. The settlement has been approved by the bankruptcy court and the ultimate amount to be recovered by us is subject to payout levels to be approved in Calpine’s bankruptcy plan.
     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At September 30, 2007, we had accrued approximately $2 million for our outstanding legal matters.

Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2007, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.
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
     Our investments in unconsolidated affiliates consist of our 50 percent ownership interests in Bear Creek Storage Company (Bear Creek) and Citrus Corp. (Citrus). Summarized income statement information of our proportionate share of the income of these investments for the periods ended September 30 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
Operating results data:
Operating revenues	$73	$69	$202	$197
Operating expenses	28	29	84	86
Income from continuing operations and net income(1)	24	21	74	57

(1)	The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates is due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings on our investments.
     For the nine months ended September 30, 2007 and 2006, we received $104 million and $49 million in dividends from Citrus. For the nine months ended September 30, 2007 and 2006, we received $27 million and $17 million in dividends from Bear Creek.

Transactions with Affiliates
     El Paso Master Limited Partnership (MLP).  El Paso is currently pursuing the formation of an MLP and has filed a registration statement which is not yet effective with the SEC to issue common units in the MLP.  The MLP is intended to enhance the value and financial flexibility of El  Paso’s pipeline assets.  If the MLP offering is completed, we will distribute our 50 percent interest in Citrus and our wholly owned subsidiaries Southern LNG, Inc., which owns our Elba Island LNG facility, and Elba Express Company, LLC to El Paso. In addition,  the MLP will own a 10 percent equity ownership interest in us. In conjunction with the formation of the MLP, effective November 1, 2007, we converted our legal structure into a general partnership, and will settle our existing tax balances through our cash management program pursuant to our tax sharing agreement with El Paso since we will no longer pay income and certain other taxes. For further information regarding the offering of common units by the MLP, see Part II, Item 1A, Risk Factors.
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At September 30, 2007 and December 31, 2006, we had a note receivable from El Paso of $299 million and $219 million. We classified $50 million of this receivable as current on our balance sheet at September 30, 2007, based on amounts we anticipate settling within twelve months. The classification of this balance does not reflect the impact of the MLP transactions discussed above. The interest rate on this note at September 30, 2007 and December 31, 2006 was 6.4% and 5.3%.
     Other Notes Receivable. At September 30, 2007 and December 31, 2006, we have a variable interest rate note receivable from El Paso of $117 million and $86 million. The interest rate at September 30, 2007 and December 31, 2006 was 6.4% and 5.3%. In addition, we had a non-interest bearing note receivable of approximately $2 million at December 31, 2006 which was settled during 2007. Each of these notes is due upon demand; however, as settlement is not anticipated within twelve months, we classified them as non-current on our balance sheets.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable – affiliate on our balance sheets. We earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE. At September 30, 2007 and December 31, 2006, our subordinated beneficial interest in the receivables sold was $22 million and $23 million. The fair value of the fees earned was immaterial to our financial statements for the quarter and nine months ended September 30, 2007.
     Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At December 31, 2006, we had state income taxes receivable of $2 million included in accounts receivable-other on our balance sheets and federal income taxes payable of $38 million. At September 30, 2007, we have federal and state income taxes payable of $84 million. The majority of these balances, as well as our deferred income taxes and amounts associated with unrecognized tax benefits, will become payable to or due from El Paso.
     During the first quarter of 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. We also settled $20 million through our cash management program with El Paso for certain tax attributes previously reflected as deferred income taxes in our financial statements.
     Affiliate Revenues and Expenses.  The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
Revenues from affiliates	$2	$2	$5	$7
Operation and maintenance expenses from affiliates	18	15	53	49

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2006 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of our results for the nine months ended September 30:

	2007	2006
	(In millions,
	except volumes)
Operating revenues	$406	$392
Operating expenses	(208)	(205)

Operating income	198	187
Earnings from unconsolidated affiliates	77	58
Other income, net	12	6

EBIT	287	251
Interest and debt expense	(65)	(71)
Affiliated interest income	16	14
Income taxes	(73)	(61)

Net income	$165	$133

Throughput volumes (BBtu/d)(1)	3,364	3,224

(1)	Throughput volumes include volumes associated with our proportionate share of our 50 percent equity interest in Citrus and billable transportation throughput volumes for storage injection.

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Expansions	$20	$(2)	$5	$23
Gas not used in operations and other natural gas sales	3	—	—	3
Impact of Hurricane Katrina	—	10	—	10
Earnings from Citrus	—	—	18	18
Service revenues	(9)	—	—	(9)
Project costs	—	(4)	—	(4)
Other(1)	—	(7)	2	(5)

Total impact on EBIT	$14	$(3)	$25	$36

(1)	Consists of individually insignificant items.
     Expansions.  In February 2006, the Elba Island LNG expansion was placed into service resulting in an increase in our operating revenues. This increase was partially offset by depreciation of the new facilities and a net decrease in other income due to amounts capitalized related to the allowance for funds used during construction (AFUDC) of the expansion.

     We are currently progressing on our Cypress project. This project consists of three phases with approximately 177 miles of pipeline connecting our Elba Island LNG facility to markets in Georgia and Florida and a total contract level of 500 MMcf/d. In May 2007, we placed Phase I of the project in-service resulting in an increase in our operating revenues. Ongoing construction also increased AFUDC for the nine months ended September 30, 2007. This expansion is anticipated to generate annual EBIT of approximately $32 million . As of September 30, 2007, we have spent approximately $254 million on this project with total estimated costs to complete all three phases of this project of approximately $356 million.
     In September 2007, we received FERC approval for the expansion of our Elba Island LNG receiving terminal and the construction of the Elba Express Pipeline. The Elba Island LNG expansion is anticipated to increase the peak sendout capacity of the terminal from 1.2 Bcf/d to 2.1 Bcf/d. The Elba Express Pipeline will consist of approximately 190 miles of pipeline with a total capacity of 1.2 Bcf/d, which will transport natural gas from the Elba Island LNG terminal to markets in the southeastern and eastern United States.
     Gas Not Used in Operations and Other Natural Gas Sales.  The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not used in operations results in revenues to us, which are impacted by volumes and prices during a given period. During the nine months ended September 30, 2007, our EBIT was higher primarily due to favorable pricing on net retained volumes and the sale of excess gas.
     Impact of Hurricane Katrina.  During the first nine months of 2007, we incurred lower operation and maintenance expenses to repair damage caused by Hurricane Katrina as compared to the same period in 2006. For a further discussion of the impact of this hurricane on our capital expenditures, see Liquidity and Capital Expenditures below.
     Earnings from Citrus.  During the first nine months of 2007, our equity earnings on our Citrus investment increased primarily due to (i) a favorable settlement of approximately $8 million for litigation brought against Spectra LNG Sales (formerly Duke Energy LNG Sales, Inc.) for the wrongful termination of a gas supply contract; (ii) Citrus’ sale of a receivable for approximately $3 million related to the bankruptcy of Enron North America and (iii) favorable operating results of approximately $4 million from Florida Gas Transmission Company, a pipeline owned 100 percent by Citrus, due to higher system usage.
     Service Revenues.  During the first nine months of 2007, our service revenues decreased primarily due to two firm transportation contracts that expired and were not renewed.
     Project Costs.  For the nine months ended September 30, 2007, we expensed costs associated with a storage project that we are no longer developing.
Interest and Debt Expense
     Interest and debt expense for the nine months ended September 30, 2007, was $6 million lower than the same period in 2006 primarily due to lower average interest rates on our outstanding debt. In March 2007, we issued notes with a 5.9% interest rate and a portion of the net proceeds was used to repurchase debt with higher interest rates.
Income Taxes
     Our effective tax rate of 31 percent was lower than the statutory rate of 35 percent in both periods primarily due to the impact of earnings from unconsolidated affiliates where we anticipate receiving dividends that qualify for a dividends received deduction, partially offset by the effect of state income taxes.

Liquidity and Capital Expenditures
     Liquidity Overview. Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program and depending on whether we have short-term cash surpluses or requirements, we either advance cash to El Paso or El Paso advances cash to us in exchange for an affiliated note receivable or payable that is due upon demand. We have historically advanced cash to El Paso, which we reflect in investing activities in our statement of cash flows. At September 30, 2007, we have a note receivable from El Paso of approximately $299 million of which approximately $50 million is classified as current based on amounts we anticipate settling within twelve months. The classification of this balance does not reflect the impact of the MLP transactions discussed below. In addition to our advances under El Paso’s cash management program, we have other notes receivable from El Paso of $117 million at September 30, 2007. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program and our other affiliate notes receivable.
     We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements, our existing operating needs and our planned expansion opportunities.
     El Paso is currently pursuing the formation of an MLP and has filed a registration statement which is not yet effective with the SEC to issue common units in the MLP.  The MLP is intended to enhance the value and financial flexibility of El Paso’s pipeline assets.  If the MLP offering is completed, we will distribute our 50 percent interest in Citrus Corp. and our wholly owned subsidiaries Southern LNG, Inc. (SLNG), which owns our Elba Island LNG facility, and Elba Express Company, LLC (Elba Express) to El Paso.  In addition,  the MLP will own a 10 percent equity ownership interest in us. Equity earnings from Citrus were $61 million for the nine months ended September 30, 2007 and combined operating revenues and operating income of SLNG and Elba Express were $51 million and $26 million, respectively for the nine months ended September 30, 2007. Our total combined net investment in Citrus, SLNG and Elba Express as of September 30, 2007 was approximately $830 million.  In conjunction with the formation of the MLP, effective November 1, 2007, we converted our legal structure into a general partnership, and will settle our existing tax balances through our cash management program pursuant to our tax sharing agreement with El Paso since we will no longer pay income and certain other taxes. Finally, we anticipate receiving a capital contribution from El Paso, the proceeds from which will be used to meet our future cash requirements.  We anticipate that the net effect of all of these transactions will be a decrease to total stockholder’s equity of approximately $340 million at the closing of the offering based on balances as of September 30, 2007.  Subsequent to the MLP unit offering, we anticipate tendering for and retiring approximately $290 million of our debt obligations using cash proceeds from the repayment of a portion of our notes receivable under the cash management program with El Paso. For further information regarding the offering of common units by the MLP, see Part II, Item 1A, Risk Factors.
     Debt. In March 2007, we issued $500 million of 5.90% notes due in April 2017. A portion of the net proceeds was used to repurchase all of our $400 million, 8.875% notes that were scheduled to mature in March 2010 and $52 million of our $100 million, 6.70% notes due in October 2007. The remaining balance of the 6.70% notes was retired on October 1, 2007. The retirement of the $400 million, 8.875% notes removed our most restrictive covenants which limited dividend payments and the incurrence of debt, among other limitations.
     In October 2007, we obtained the required consent necessary for certain amendments to our indentures. These amendments permit us to convert from a corporation to a non-corporate legal entity such as a general partnership, limited partnership or limited liability company.
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

     Capital Expenditures. Our cash capital expenditures for the nine months ended September 30, 2007, and our expected capital expenditures for the remainder of this year to expand and maintain our businesses are listed below. We expect to fund these capital expenditures through a combination of internally generated funds and repayments by El Paso of amounts we advanced under its cash management program.

	Nine Months Ended		2007
	September 30, 2007		Remaining(1)	Total
	(In millions)
Maintenance	$57	(2)	$29	$86
Expansions	153		52	205

	$210		$81	$291

(1)	Amount includes maintenance and expansion capital of approximately $1 million and $20 million respectively related to SLNG.

(2)	Amount includes $3 million of insurance proceeds received in excess of capital expenditures related to hurricanes.
     Hurricanes. We continue to repair the damage to our facilities caused by Hurricane Katrina in 2005. In the fourth quarter of this year and in 2008, we expect remaining repair costs of approximately $15 million (a substantial portion of which is capital related) and insurance reimbursements of approximately $20 million for the cumulative recoverable costs from our insurers. While our capital expenditures and liquidity may vary from period to period, we do not believe our remaining hurricane related expenditures will materially impact our overall liquidity or financial results.
Commitments and Contingencies
     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at September 30, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2007.

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
     With regard to any discussion of a potential pipeline master limited partnership, a registration statement relating to such securities has been filed with the SEC but has not yet become effective. The common units of the MLP may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. The information in this quarterly financial statement on Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the common units of the MLP in any state or jurisdiction in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.
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

SOUTHERN NATURAL GAS COMPANY

Date: November 5, 2007	/s/ JAMES C. YARDLEY

James C. Yardley
Chairman of the Board and President
(Principal Executive Officer)

Date: November 5, 2007	/s/ JOHN R. SULT

John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

SOUTHERN NATURAL GAS COMPANY
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this report.

Exhibit
Number	Description

10.A	Amendment No. 2, dated as of October 4, 2007, to the Receivables Purchase Agreement dated as of October 6, 2006 among SNG Funding Company, L.L.C., Southern Natural Gas Company, as initial Servicer, Starbird Funding Corporation and other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent.

31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.