Form 10-Q
period 2008-03-31
SOUTHERN NATURAL GAS CO
filed 2008-05-09
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-2745
________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

SOUTHERN NATURAL GAS COMPANY

____________________

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	BBtu = billion British thermal units

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, or “ours”, we are describing Southern Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2008	2007
Operating revenues	$163	$120
Operating expenses
Operation and maintenance	41	36
Depreciation and amortization	14	12
Taxes, other than income taxes	7	5
	62	53
Operating income	101	67
Earnings from unconsolidated affiliates	4	26
Other income, net	4	6
Interest and debt expense	(20)	(22)
Affiliated interest income	6	4
Income before income taxes	95	81
Income taxes	—	24
Income from continuing operations	95	57
Discontinued operations, net of income taxes	—	6
Net income	$95	$63

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	4	5
Affiliates	55	89
Other	2	1
Materials and supplies	12	12
Other	—	11
Total current assets	73	118
Property, plant and equipment, at cost	3,543	3,448
Less accumulated depreciation and amortization	1,349	1,298
Total property, plant and equipment, net	2,194	2,150
Other assets
Investments in unconsolidated affiliates	84	84
Note receivable from affiliate	434	378
Other	67	73
	585	535
Total assets	$2,852	$2,803

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$7	$29
Affiliates	13	3
Other	13	16
Current maturities of long-term debt	34	34
Taxes payable	7	11
Accrued interest	20	24
Other	6	10
Total current liabilities	100	127
Long-term debt, less current maturities	1,098	1,098

Other liabilities	37	36

Commitments and contingencies (Note 4)
Partners' captial	1,617	1,542
Total liabilities and partners’ capital	$2,852	$2,803

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$95	$63
Less income from discontinued operations, net of income taxes	—	6
Income from continuing operations	95	57
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	14	12
Deferred income taxes	—	7
Earnings from unconsolidated affiliates, adjusted for cash distributions	—	22
Other non-cash income items	(2)	(3)
Asset and liability changes	10	(13)
Cash provided by continuing activities	117	82
Cash provided by discontinued activities	—	10
Net cash provided by operating activities	117	92
Cash flows from investing activities
Additions to property, plant and equipment	(62)	(80)
Net change in notes receivable from affiliate	(35)	(26)
Cash used in continuing activities	(97)	(106)
Cash used in discontinued activities	—	(10)
Net cash used in investing activities	(97)	(116)
Cash flows from financing activities
Net proceeds from issuance of long-term debt	—	494
Payment to retire long-term debt	—	(470)
Distributions to partners	(20)	—
Net cash provided by (used in) financing activities	(20)	24
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2008, and for the quarters ended March 31, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

     Effective November 1, 2007, we converted our legal structure into a general partnership in contemplation of El Paso’s formation of a new master limited partnership, El Paso Pipeline Partners, L.P. (MLP). In conjunction with the formation of El Paso’s MLP in November 2007, we distributed our 50 percent interest in Citrus Corp. (Citrus) and our wholly owned subsidiaries, Southern LNG, Inc. (SLNG) and Elba Express Company, LLC (Elba Express) to El Paso Corporation (El Paso). We have reflected the SLNG and Elba Express operations as discontinued operations in our financial statements for periods prior to their distribution.

Significant Accounting Policies

     The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2007 Annual Report on Form 10-K.

     Fair Value Measurements. On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our financial assets and liabilities. The adoption of the standard did not have an impact on our financial statements. We elected to defer the adoption of SFAS No. 157 for our non-financial assets and liabilities until January 1, 2009. We are currently evaluating the impact, if any, that the deferred provisions of this standard will have on our financial statements.

     Measurement Date of Postretirement Benefits. Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.

2. Divestitures

      In November 2007, we distributed our wholly owned subsidiaries, SLNG and Elba Express, to El Paso.  We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. We also distributed our investment in Citrus to El Paso which is not reflected in discontinued operations. The table below summarizes the operating results of our discontinued operations for the quarter ended March 31, 2007.

(In millions)
Revenues	$17
Costs and expenses	(7)
Income before income taxes	10
Income taxes	4
Income from discontinued operations, net of income taxes	$6

3. Income Taxes

     Effective November 1, 2007, we converted our legal structure into a general partnership and no longer pay income taxes.

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

     In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At March 31, 2008, we accrued approximately $2 million for our outstanding legal matters.

   Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2008, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

Regulatory Matters

     Notice of Inquiry on Pipeline Fuel Retention Policies. In September 2007, the Federal Energy Regulatory Commission (FERC) issued a Notice of Inquiry regarding its policy about the in-kind recovery of fuel and lost and unaccounted for gas by natural gas pipeline companies. Under current policy, pipeline companies have options for recovering these costs. For some companies, the tariff states the recovery of a fixed percentage as a non-negotiable fee-in-kind retained from the volumes tendered for shipment by each shipper. There is also a tracker approach, where the pipeline company’s tariff provides for prospective adjustments to the fuel retention rates from time-to-time, but does not include a mechanism to allow the company to reconcile past over or under-recoveries of fuel. Finally, some pipeline companies’ tariffs provide for a tracker with a true-up approach, where provisions in the companies’ tariff allow for periodic adjustments to the fuel retention rates, and also provide for a true-up of past over and under-recoveries of fuel and lost and unaccounted for gas. In this proceeding, the FERC is seeking comments on whether it should change its current policy and prescribe a uniform method for all pipeline companies to use in recovering these costs. Pursuant to our most recent rate case settlement, we utilize a variation of these methodologies in which we share with our customers past over-recoveries of fuel and lost and unaccounted for gas but absorb past under-collections of fuel and lost and unaccounted for gas. At this time, we do not know what impact, if any, this proceeding may ultimately have on us.

     Notice of Proposed Rulemaking. In October 2007, the MMS issued a Notice of Proposed Rulemaking for Oil and Gas and Sulphur Operations in the Outer Continental Shelf (OCS) - Pipelines and Pipeline Rights-of-Way. If adopted, the proposed rules would substantially revise MMS OCS pipeline and rights-of-way regulations. The proposed rules would have the effect of: (1) increasing the financial obligations of entities, like us, which have pipelines and pipeline rights-of-way in the OCS; (2) increasing the regulatory requirements imposed on the operation and maintenance of existing pipelines in the OCS; and (3) increasing the requirements and preconditions for obtaining new rights-of-way in the OCS.

     Rate of Return Proxy Groups.  In April 2008, the FERC adopted a new policy that will allow master limited partnerships to be included in rate of return proxy groups for determining rates for services provided by interstate natural gas and oil pipelines.  The FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies.  The FERC’s policy statement concludes among other items that (i) there should be no cap on the level of distributions included in the current discounted cash flow methodology and (ii) there should be a downward adjustment to the long-term growth rate used for the equity cost of capital of natural gas pipeline master limited partnerships. The FERC is not exploring other methods of determining a pipeline’s equity cost of capital at this time. We believe this ruling will not have a  material impact on our financial position or results of operations.

Other Matters

     Calpine Bankruptcy. In connection with its bankruptcy proceeding, Calpine Corporation (Calpine) filed its plan of reorganization in June 2007, which rejected its firm transportation contract with us. The term on the contract ran through 2019. Although our original undiscounted claim for this contract rejection was approximately $75 million, we entered into a settlement with Calpine that provides approximately $33 million toward our claim for the contract rejection. During the first quarter of 2008, we received a partial distribution under Calpine’s approved plan of reorganization and recognized revenue of $29 million.

     Guarantees. We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. As of March 31, 2008, we have performance guarantees related to contracts held by SLNG and Elba Express, entities formerly owned by us, with a maximum exposure of $725 million.

5. Investments in Unconsolidated Affiliates and Transactions with Affiliates

  Investments in Unconsolidated Affiliates

     We have a 50 percent ownership interest in Bear Creek Storage Company (Bear Creek), a joint venture with Tennessee Gas Storage Company, our affiliate. Prior to its distribution to El Paso in November 2007, we had a 50 percent ownership interest in Citrus. Summarized income statement information of our proportionate share of the income of these investments for the quarters ended March 31 is as follows:

	2008	2007
	(In millions)
Operating results data:
Operating revenues	$6	$60
Operating expenses	2	28
Income from continuing operations and net income	4	24	(1)
____________

(1)
The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates in 2007 was due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings on our investments.

     For the quarter ended March 31, 2008, we received $4 million in dividends from Bear Creek. For the quarter ended March 31, 2007, we received $48 million in dividends from Citrus.

Transactions with Affiliates

     Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. In January 2008, we paid a cash distribution of approximately $20 million to our partners. In addition, in April 2008 we paid a cash distribution of $91 million.

     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable. At March 31, 2008 and December 31, 2007, we had a note receivable from El Paso of $460 million and $425 million. We classified $26 million and $47 million of this receivable as current on our balance sheet at March 31, 2008 and December 31, 2007, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this note at March 31, 2008 and December 31, 2007 was 4.3% and 6.5%.

     Income Taxes.  During the first quarter of 2007, El Paso billed us $20 million through intercompany accounts for certain tax attributes previously reflected as deferred income taxes in our financial statements.

     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect our subordinated interest in these receivables as accounts receivable — affiliate on our balance sheets. We earn a fee for servicing the receivables and performing all administrative duties for the QSPE. At March 31, 2008 and December 31, 2007, our subordinated beneficial interest in the receivables sold was $26 million and $30 million. The fair value of the fees earned was immaterial to our financial statements for the quarters ended March 31, 2008 and 2007.

      Affiliate Revenues and Expenses.  We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated revenues and charges, see our 2007 Annual Report on Form 10-K.The following table shows transactions from our affiliates for the quarters ended March 31:

	2008	2007
	(In millions)
Revenues from affiliates	$1	$2
Operating expenses from affiliates	27	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2007 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Overview

     In November 2007, we distributed our 50 percent interest in Citrus and our wholly owned subsidiaries, SLNG and Elba Express, to El Paso. We have reflected the SLNG and Elba Express operations as discontinued operations in our financial statements for periods prior to their distribution. For a further discussion of our discontinued operations, see Item 1, Financial Statements, Note 2. In addition, effective  November 1, 2007, we converted our legal structure into a general partnership, which is not subject to income taxes.

     Updates of Growth Projects. We expect to spend approximately $505 million on contracted organic growth projects through 2012. Of this amount, $71 million will be spent in 2008 on contracted expansion projects consisting of the following:

•
Cypress Phase II. The Cypress Phase II project has an estimated cost of $20 million. The Cypress Phase II project began construction in September 2007 and is expected to be in-service in May 2008. FERC approval for this project has been received.

•
Cypress Phase III. The Cypress Phase III expansion project has an estimated cost of $85 million. A FERC certificate has been issued for the project. Construction of Cypress Phase III is at the option of BG LNG Services. If BG LNG Services elects to have us build Cypress Phase III, then construction is expected to commence in 2010 with an in-service date of January 2011.

•
South System III. The South System III expansion project will be completed in three phases at a total estimated cost of $285 million. We anticipate filing an application with the FERC during the fourth quarter of 2008 for certificate authorization to construct and operate these facilities. The project has estimated in-service dates of December 2010 for Phase I, June 2011 for Phase II and June 2012 for Phase III.

•
Southeast Supply Header. The Southeast Supply Header project will be jointly owned by us, Spectra Energy Corp and CenterPoint Energy. The estimated cost to us for this project is $185 million. This project is expected to be completed in two phases. The FERC issued an order approving the first phase in September 2007. The estimated in-service dates are July 2008 for Phase I and October 2010 for Phase II.

     For a further discussion of our various regulatory, development and operational risks, see our 2007 Annual Report on Form 10-K.

Results of Operations

     Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as discontinued operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2008 compared to the same period in 2007.

Operating Results:
	2008	2007
	(In millions, except volumes)

Operating revenues	$163	$120
Operating expenses	(62)	(53)
Operating income	101	67
Earnings from unconsolidated affiliates	4	26
Other income, net	4	6
EBIT	109	99
Interest and debt expense	(20)	(22)
Affiliated interest income	6	4
Income taxes	—	(24)
Income from continuing operations	95	57
Discontinued operations, net of income taxes	—	6
Net income	$95	$63
Throughput volumes (BBtu/d)(1)	2,624	3,226
____________

(1)	Throughput volumes include billable transportation throughput volumes for storage injection and volumes associated with our proportionate share of our 50 percent equity interest in Citrus for 2007.

EBIT Analysis:
	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Expansions	$9	$(1)	$(2)	$6
Gas not used in operations and other natural gas sales	2	(5)	—	(3)
Calpine bankruptcy settlement	29	—	—	29
Earnings from Citrus	—	—	(22)	(22)
Other(1)	3	(3)	—	—
Total impact on EBIT	$43	$(9)	$(24)	$10
____________

(1)	Consists of individually insignificant items.

     Expansions. In May 2007, we placed Phase I of our Cypress project in service, and placed Phase II in service in May 2008. Additionally, we continue to make progress on various projects further discussed in Updates of Growth Projects under Overview.

     Gas Not Used in Operations and Other Natural Gas Sales.  The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not used in operations results in revenues to us, which are impacted by volumes and prices during a given period.  During the quarter ended March 31, 2008, our EBIT was lower primarily due to an increase in volumes used in our operations relative to amounts we retained.

     Calpine Bankruptcy Settlement.  During the first quarter of 2008, we received a partial distribution under Calpine’s approved plan of reorganization and recognized revenue of $29 million.

     Earnings from Citrus. In November 2007, in conjunction with the formation of El Paso’s MLP, we distributed our 50 percent interest in Citrus to El Paso. As a result, we no longer record equity earnings from Citrus.

Interest and Debt Expense

     Interest and debt expense for the quarter ended March 31, 2008, was $2 million lower than the same period in 2007 primarily due to a lower average outstanding debt balance.

Affiliated Interest Income

     Affiliated interest income for the quarter ended March 31, 2008, was $2 million higher than the same period in 2007 due to higher average advances to El Paso under the cash management program, offset by lower average   short-term interest rates. The average advances due from El Paso of $275 million for the first quarter of 2007 increased to $423 million for the same period in 2008. The average short-term interest rate for the first quarter decreased from 5.9% in 2007 to 5.6% for the same period in 2008.

Income Taxes

     Our effective tax rate of 30 percent for the quarter ended March 31, 2007 was lower than the statutory rate of 35 percent primarily due to the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends that qualify for a dividends received deduction, partially offset by the effect of state income taxes. Additionally, effective November 1, 2007, we no longer pay income taxes as a result of our conversion to a partnership. For a further discussion of these transactions, see our 2007 Annual Report on Form 10-K.

Liquidity and Capital Expenditures

     Liquidity Overview.  Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures, debt service requirements, and for required distributions to our partners. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At March 31, 2008, we had a note receivable from El Paso of approximately $460 million of which approximately $26 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 5, for a further discussion of El Paso’s cash management program. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program or contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.

     Overview of Cash Flows. Our cash flows for the quarters ended March 31 were as follows:

	2008	2007
	(In millions)
Cash flows provided by continuing operating activities	$117	$82
Cash flows used in continuing investing activities	(97)	(106)
Cash flows provided by (used in) continuing financing activities	(20)	24

     For the first quarter of 2008 as compared to the same period in 2007, operating cash flow increased primarily due to higher cash generated from expansions and the proceeds from the Calpine bankruptcy settlement, among other items. We used our operating cash flow to fund capital maintenance and growth projects and make distributions to our partners.

     Capital Expenditures. Our capital expenditures for the quarter ended March 31, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Quarter Ended March 31, 2008	2008 Remaining	Total
	(In millions)
Maintenance	$10	$50	$60
Expansion	52	19	71
	$62	$69	$131

     In the first quarter of 2008, our capital expenditures primarily included amounts spent on our Southeast Supply Header expansion project.

     Cash Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. In January 2008, we paid a cash distribution of approximately $20 million to our partners. In addition, in April 2008 we paid a cash distribution of $91 million.

     Debt. As previously announced, we anticipate repurchasing approximately $223 million of debt in 2008 in addition to scheduled debt retirements with recoveries of receivables from El Paso under its cash management program.

Commitments and Contingencies

  See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2007 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of March 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at March 31, 2008.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2008.

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

     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2007 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

     The Exhibit Index is hereby incorporated herein by reference and sets forth a list of those exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Southern Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN NATURAL GAS COMPANY

Date: May 9, 2008	/s/ James C. Yardley
James C. Yardley
President
(Principal Executive Officer)

Date: May 9, 2008	/s/ John R. Sult
John R. Sult
Senior Vice President,Chief Financial Officer and Controller
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