Form 10-Q
period 2008-06-30
SOUTHERN NATURAL GAS CO
filed 2008-08-08
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

____________

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	BBtu	= billion British thermal units

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us,” “we,” “our,” or “ours,” we are describing Southern Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating revenues	$125	$114	$288	$234
Operating expenses
Operation and maintenance	44	38	85	74
Depreciation and amortization	13	13	27	25
Taxes, other than income taxes	7	8	14	13
	64	59	126	112
Operating income	61	55	162	122
Earnings from unconsolidated affiliates	4	25	8	51
Other income, net	3	4	7	10
Interest and debt expense	(19)	(22)	(39)	(44)
Affiliated interest income, net	4	5	10	9
Income before income taxes	53	67	148	148
Income taxes	—	20	—	44
Income from continuing operations	53	47	148	104
Discontinued operations, net of income taxes	—	3	—	9
Net income	53	50	148	113
Other comprehensive income	—	1	—	1
Comprehensive income	$53	$51	$148	$114

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	6	5
Affiliates	122	89
Other	3	1
Materials and supplies	12	12
Other	5	11
Total current assets	148	118
Property, plant and equipment, at cost	3,552	3,448
Less accumulated depreciation and amortization	1,344	1,298
Total property, plant and equipment, net	2,208	2,150
Other assets
Investments in unconsolidated affiliates	83	84
Note receivable from affiliate	117	378
Other	87	73
	287	535
Total assets	$2,643	$2,803

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$14	$29
Affiliates	11	3
Other	16	16
Current maturities of long-term debt	34	34
Taxes payable	13	11
Accrued interest	19	24
Other	7	10
Total current liabilities	114	127
Long-term debt, less current maturities	909	1,098

Other liabilities	41	36

Commitments and contingencies (Note 5)
Partners’ capital	1,579	1,542
Total liabilities and partners’ capital	$2,643	$2,803

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$148	$113
Less income from discontinued operations, net of income taxes	—	9
Income from continuing operations	148	104
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	27	25
Deferred income taxes	—	13
Earnings from unconsolidated affiliates, adjusted for cash distributions	1	25
Other non-cash income items	(4)	(3)
Asset and liability changes	18	40
Cash provided by continuing activities	190	204
Cash provided by discontinued activities	—	14
Net cash provided by operating activities	190	218
Cash flows from investing activities
Additions to property, plant and equipment	(83)	(123)
Net change in note receivable from affiliate	206	(105)
Cash provided by (used) in continuing activities	123	(228)
Cash used in discontinued activities	—	(14)
Net cash provided by (used) in investing activities	123	(242)
Cash flows from financing activities
Net proceeds from issuance of long-term debt	—	494
Payment to retire long-term debt	(202)	(470)
Distributions to partners	(111)	—
Net cash provided by (used in) financing activities	(313)	24
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2008, and for the quarters and six months ended June 30, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Effective November 1, 2007, we converted our legal structure into a general partnership in contemplation of El Paso Corporation’s (El Paso) formation of a new master limited partnership, El Paso Pipeline Partners, L.P. (MLP). In conjunction with the formation of El Paso’s MLP in November 2007, we distributed our 50 percent interest in Citrus Corp. (Citrus) and our wholly owned subsidiaries, Southern LNG, Inc. (SLNG) and Elba Express Company, LLC (Elba Express) to El Paso. We have reflected the SLNG and Elba Express operations as discontinued operations in our financial statements for periods prior to their distribution.

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

2. Divestitures

In November 2007, we distributed our wholly owned subsidiaries, SLNG and Elba Express, to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. We also distributed our investment in Citrus to El Paso which is not reflected in discontinued operations. The table below summarizes the operating results of our discontinued operations for the periods ended June 30, 2007.

	Quarter Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In millions)
Revenues	$17	$34
Costs and expenses	(14)	(21)
Other income, net	1	1
Interest and debt expense	1	1
Income before income taxes	5	15
Income taxes	2	6
Income from discontinued operations, net of income taxes	$3	$9

3. Debt

In June 2008, we paid $202 million, including premiums, to repurchase approximately $147 million of our 7.35% notes due 2031 and $42 million of our 8.0% notes due 2032 as part of our previously announced debt repurchases. We utilized our note receivable from El Paso under its cash management program for these repurchases.

4. Income Taxes

Effective November 1, 2007, we converted our legal structure into a general partnership and no longer pay income taxes.

5. Commitments and Contingencies

  Legal Proceedings

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. These cases were filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands.  In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants.  An appeal has been filed.

 In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At June 30, 2008, we accrued approximately $2 million for our outstanding legal matters.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2008, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.

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

Greenhouse Gas Emissions.  In July 2008, the U.S. Environmental Protection Agency (EPA) requested public comments on the potential regulation of greenhouse gases (GHGs) under the Clean Air Act. Some of the regulatory alternatives identified by the EPA in its request for comments, if eventually promulgated as final rules, would likely impact our operations and financial results. It is uncertain whether the EPA will proceed with adopting final rules or whether the regulation of the GHGs will be addressed in federal and state legislation. Since it is uncertain what, if any, regulatory or legislative alternatives may be adopted, it is not possible at this time to determine whether and how such laws or regulations could impact our operations and financial results and whether those impacts will be material to our financial statements.

  Other Matters

Calpine Bankruptcy. In 2007, Calpine Corporation (Calpine) rejected its firm transportation contract with us which ran through 2019. Although our original undiscounted claim for this contract rejection was approximately  $75 million, we entered into a settlement with Calpine under its plan of reorganization filed in June 2007 in connection with its bankruptcy proceeding. During the first six months of 2008, we recognized revenue of $35 million related to distributions received under Calpine’s approved plan of reorganization.

Guarantees. We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. As of June 30, 2008, we have performance guarantees related to contracts held by SLNG and Elba Express, entities formerly owned by us, with a maximum exposure of $725 million.

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

	Quarter Ended			Six Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
	(In millions)
Operating results data:
Operating revenues	$5	$69		$11	$129
Operating expenses	2	28		4	56
Income from continuing operations and net income	4	26	(1)	8	50	(1)
____________
(1)
The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates in 2007 was due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings on our investments.

For the six months ended June 30, 2008, we received $9 million in dividends from Bear Creek. For the six months ended June 30, 2007, we received $76 million in dividends from Citrus.

 Transactions with Affiliates

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first six months of 2008, we paid cash distributions of approximately $111 million to our partners. In addition, in July 2008 we paid a cash distribution to our partners of approximately $48 million.

Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable. At June 30, 2008 and December 31, 2007, we had a note receivable from El Paso of $219 million and $425 million. We classified $102 million and $47 million of this receivable as current on our balance sheets at June 30, 2008 and December 31, 2007, based on the net amount we anticipated using in the next twelve months considering available cash sources and needs. The interest rate on this note at June 30, 2008 and December 31, 2007 was 3.7% and 6.5%.

Income Taxes. During the first quarter of 2007, El Paso billed us $20 million through intercompany accounts for certain tax attributes previously reflected as deferred income taxes in our financial statements.

 Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect our subordinated interest in these receivables as accounts receivable — affiliate on our balance sheets. We earn a fee for servicing the receivables and performing all administrative duties for the QSPE. At June 30, 2008 and December 31, 2007, our subordinated beneficial interest in the receivables sold was $19 million and $30 million. The fair value of the fees earned was immaterial to our financial statements for the quarters and six months ended June 30, 2008 and 2007.

Affiliate Revenues and Expenses.  We enter into transactions with our affiliates within the ordinary course of business. We do not have employees. Following our reorganization in November 2007, our former employees continue to provide services to us through an affiliated service company owned by our general partner, El Paso. For a further discussion of our affiliated transactions, see our 2007 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)
Revenues from affiliates	$2	$1	$3	$3
Operating expenses from affiliates	27	18	54	35

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

     Updates of Growth Projects. We expect to spend approximately $628 million on contracted organic growth projects from 2008 through 2012. Of this amount, we anticipate spending $72 million in 2008 on contracted expansion projects consisting of the following:

•	Cypress Phase II. In May 2008, the Cypress Phase II project was placed into service with a total cost of approximately $20 million.

•
Cypress Phase III. The Cypress Phase III expansion project has an estimated cost of $86 million. A FERC certificate has been issued for the project. Construction of Cypress Phase III is at the option of BG LNG Services. If BG LNG Services elects to have us build Cypress Phase III, then construction is expected to commence in 2010 with an in-service date of January 2011.

•
South System III. The South System III expansion project will be completed in three phases. During the second quarter of 2008, we changed the scope of this project at the request of the customer which increased the total estimated cost to $352 million. We anticipate filing an application with the FERC during the fourth quarter of 2008 for certificate authorization to construct and operate these facilities. The project has estimated in-service dates of January 2011 for Phase I, June 2011 for Phase II and June 2012 for Phase III.

•
Southeast Supply Header. We own an undivided interest in the northern portion of the Southeast Supply Header project jointly owned by Spectra Energy Corp. (Spectra) and CenterPoint Energy. The construction of this project is managed by Spectra and our share of the estimated cost for this project is $241 million. This project is expected to be completed in two phases. The FERC issued an order approving the first phase in September 2007. The estimated in-service dates are September 2008 for Phase I and June 2011 for Phase II.

     For a further discussion of our various regulatory, development and operational risks, see our 2007 Annual Report on Form 10-K.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as discontinued operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter and six months ended June 30, 2008 compared to the same periods in 2007.

Operating Results:
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions, except for volumes)
Operating revenues	$125	$114	$288	$234
Operating expenses	(64)	(59)	(126)	(112)
Operating income	61	55	162	122
Earnings from unconsolidated affiliates	4	25	8	51
Other income, net	3	4	7	10
EBIT	68	84	177	183
Interest and debt expense	(19)	(22)	(39)	(44)
Affiliated interest income, net	4	5	10	9
Income taxes	—	(20)	—	(44)
Income from continuing operations	53	47	148	104
Discontinued operations, net of income taxes	—	3	—	9
Net income	$53	$50	$148	$113
Throughput volumes (BBtu/d)(1)	2,163	3,099	2,393	3,162
____________
(1)
Throughput volumes include 979 BBtu/d and 933 BBtu/d for the quarter and six months ended June 30, 2007 related to billable transportation throughput volumes for storage injection and volumes associated with our proportionate share of our 50 percent equity interest in Citrus. In November 2007, we distributed our ownership interest in Citrus to El Paso.

EBIT Analysis:
	Quarter Ended June 30, 2008				Six Months Ended June 30, 2008
	Revenue	Expense	Other	EBIT Impact	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable) (In millions)

Expansions	$4	$(3)	$—	$1	$13	$(4)	$(2)	$7
Gas not used in operations and other natural gas sales	2	(1)	—	1	4	(6)	—	(2)
Calpine bankruptcy settlement	6	—	—	6	35	—	—	35
Earnings from Citrus	—	—	(22)	(22)	—	—	(44)	(44)
Other(1)	(1)	(1)	—	(2)	2	(4)	—	(2)
Total impact on EBIT	$11	$(5)	$(22)	$(16)	$54	$(14)	$(46)	$(6)
____________
(1) Consists of individually insignificant items.

Expansions.  In May 2007, we placed Phase I of our Cypress project in service, and in May 2008 we placed  Phase II in service. The construction of Phase I of the Southeast Supply Header is currently underway and is expected to be placed in service in September 2008. Additionally, we continue to make progress on various projects further discussed in Updates of Growth Projects above.

Gas Not Used in Operations and Other Natural Gas Sales.  The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not used in operations results in revenues to us, which are impacted by volumes and prices during a given period.  During the six months ended June 30, 2008, our EBIT was lower primarily due to an increase in volumes used in our operations relative to amounts we retained.

Calpine Bankruptcy Settlement. During the first six months of 2008, we recognized revenue of $35 million related to distributions received under Calpine’s approved plan of reorganization.

Earnings from Citrus.  In November 2007, in conjunction with the formation of El Paso’s MLP, we distributed our 50 percent interest in Citrus to El Paso. As a result, we no longer record equity earnings from Citrus.

Interest and Debt Expense

Interest and debt expense for the quarter and six months ended June 30, 2008, was $3 million and $5 million lower than the same periods in 2007 primarily due to lower average outstanding debt balances.

Income Taxes

Effective November 1, 2007, we no longer pay income taxes as a result of our conversion to a partnership. For a further discussion of these transactions, see our 2007 Annual Report on Form 10-K. Our effective tax rates of 30 percent for the quarter and six months ended June 30, 2007 were lower than the statutory rate of 35 percent primarily due to the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends that qualify for a dividends received deduction, partially offset by the effect of state income taxes.

Liquidity and Capital Expenditures

    Liquidity Overview.  Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures, debt service requirements, and for required distributions to our partners. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At June 30, 2008, we had a note receivable from El Paso of approximately $219 million of which approximately $102 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program or contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.

     2008 Cash Flow Activities. Our cash flows for the six months ended June 30 were as follows:

	2008	2007
	(In millions)
Cash flows provided by continuing operating activities	$190	$204
Cash flows provided by (used in) continuing investing activities	123	(228)
Cash flows provided by (used in) continuing financing activities	(313)	24

In 2008, operating cash flow decreased compared with 2007 primarily due to the distribution of Citrus to El Paso in conjunction with the formation of El Paso’s MLP. As a result, we no longer receive distributions from Citrus. Partially offsetting this decrease were the proceeds received from the Calpine bankruptcy settlement and the impact of expansion projects in 2008. We used our operating cash flow to fund capital maintenance projects and make distributions to our partners. We used amounts available under the cash management program to fund our growth projects. The discussions below provide further analysis of our cash flow activities.

•
Capital Expenditures.  Our cash capital expenditures for the six months ended June 30, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Six Months Ended	2008
	June 30, 2008	Remaining	Total
	(In millions)
Maintenance	$23	$38	$61
Expansions	60	12	72
	$83	$50	$133

For the six months ended June 30, 2008, our capital expenditures primarily included amounts spent on the Southeast Supply Header expansion project.

•
Cash Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first six months of 2008, we paid cash distributions of approximately $111 million to our partners. In addition, in July 2008 we paid a cash distribution to our partners of approximately $48 million.

•
Debt. In June 2008, we paid $202 million, including premiums, to repurchase approximately $189 million of our notes as part of our previously announced debt repurchases. We utilized our note receivable from El Paso under its cash management program for these repurchases. For a further discussion of our debt, see Item 1, Financial Statements, Note 3.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2008.

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

SOUTHERN NATURAL GAS COMPANY

Date: August 8, 2008	/s/ James C. Yardley
James C. Yardley
President
(Principal Executive Officer)

Date: August 8, 2008	/s/ John R. Sult
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