Form 10-Q
period 2008-09-30
SOUTHERN NATURAL GAS CO
filed 2008-11-10
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	Sepember 30,		September 30,
	2008	2007	2008	2007
Operating revenues	$123	$121	$411	$355
Operating expenses
Operation and maintenance	49	44	134	118
Depreciation and amortization	13	14	40	39
Taxes, other than income taxes	7	7	21	20
	69	65	195	177
Operating income	54	56	216	178
Earnings from unconsolidated affiliates	2	26	10	77
Other income, net	3	—	10	10
Interest and debt expense	(17)	(22)	(56)	(66)
Affiliated interest income, net	2	5	12	14
Income before income taxes	44	65	192	213
Income taxes	—	19	—	63
Income from continuing operations	44	46	192	150
Discontinued operations, net of income taxes	—	6	—	15
Net income	44	52	192	165
Other comprehensive income	—	—	—	1
Comprehensive income	$44	$52	$192	$166

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	6	5
Affiliates	43	89
Other	2	1
Materials and supplies	13	12
Other	16	11
Total current assets	80	118
Property, plant and equipment, at cost	3,577	3,448
Less accumulated depreciation and amortization	1,354	1,298
Total property, plant and equipment, net	2,223	2,150
Other assets
Investments in unconsolidated affiliates	81	84
Note receivable from affiliate	133	378
Other	92	73
	306	535
Total assets	$2,609	$2,803

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$16	$29
Affiliates	8	3
Other	18	16
Current maturities of long-term debt	—	34
Taxes payable	18	11
Accrued interest	18	24
Other	9	10
Total current liabilities	87	127
Long-term debt, less current maturities	909	1,098

Other liabilities	38	36

Commitments and contingencies (Note 5)
Partners’ capital	1,575	1,542
Total liabilities and partners’ capital	$2,609	$2,803

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$192	$165
Less income from discontinued operations, net of income taxes	—	15
Income from continuing operations	192	150
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	40	39
Deferred income taxes	—	20
Earnings from unconsolidated affiliates, adjusted for cash distributions	3	54
Other non-cash income items	(5)	(4)
Asset and liability changes	3	11
Cash provided by continuing activities	233	270
Cash provided by discontinued activities	—	25
Net cash provided by operating activities	233	295
Cash flows from investing activities
Additions to property, plant and equipment	(107)	(183)
Net change in note receivable from affiliate	269	(111)
Cash provided by (used) in continuing activities	162	(294)
Cash used in discontinued activities	—	(25)
Net cash provided by (used) in investing activities	162	(319)
Cash flows from financing activities
Net proceeds from issuance of long-term debt	—	494
Payment to retire long-term debt	(236)	(470)
Distributions to partners	(159)	—
Net cash provided by (used in) financing activities	(395)	24
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2008, and for the quarters and nine months ended September 30, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

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

Fair Value Measurements. On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our financial assets and liabilities. The adoption of the standard did not have an impact on our financial statements. We elected to defer the adoption of SFAS No. 157 for our non-financial assets and liabilities until January 1, 2009. We do not anticipate the adoption of the deferred provisions of this standard to have a material impact on our financial statements.

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

2. Divestitures

In November 2007, we distributed our wholly owned subsidiaries, SLNG and Elba Express, to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. We also distributed our investment in Citrus to El Paso which is not reflected in discontinued operations. The table below summarizes the operating results of our discontinued operations for the periods ended September 30, 2007.
	Quarter Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(In millions)
Revenues	$17	$51
Costs and expenses	(10)	(31)
Other income, net	1	2
Affiliated interest income, net	2	2
Interest and debt expense	—	1
Income before income taxes	10	25
Income taxes	4	10
Income from discontinued operations, net of income taxes	$6	$15

3. Debt

In September 2008, we retired $34 million of our 6.125% notes due 2008. In June 2008, we paid $202 million, including premiums, to repurchase approximately $147 million of our 7.35% notes due 2031 and $42 million of our 8.0% notes due 2032 as part of our previously announced debt repurchases. We repurchased these notes with recoveries of our notes receivable from El Paso under its cash management program.

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

 In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At September 30, 2008, we accrued approximately $2 million for our outstanding legal matters.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2008, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.

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

Notice of Proposed Rulemaking. In October 2007, the MMS issued a Notice of Proposed Rulemaking for Oil and Gas and Sulphur Operations in the Outer Continental Shelf (OCS) - Pipelines and Pipeline Rights-of-Way. If adopted, the proposed rules would substantially revise MMS OCS pipeline and rights-of-way regulations. The proposed rules would have the effect of: (1) increasing the financial obligations of entities, like us, which have pipelines and pipeline rights-of-way in the OCS; (2) increasing the regulatory requirements imposed on the operation and maintenance of existing pipelines and rights of way in the OCS; and (3) increasing the requirements and preconditions for obtaining new rights-of-way in the OCS.

Greenhouse Gas Emissions.  Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions, including carbon dioxide and methane, are in various phases of discussion or implementation. Various federal legislative proposals have been made over the last several years.  The Environmental Protection Agency (EPA) is considering a rulemaking regarding potential regulation of GHG emissions from stationary and mobile sources under the Clean Air Act. Legislation and regulation are also in various stages of proposal, enactment, and implementation in many of the states throughout the United States. If enacted as proposed, the federal and state legislative and regulatory proposals would impact our operations and financial results.  However, until enacted, it is not possible to determine the exact impact that these future measures might have on our operations and financial results.  Additionally, various governmental entities and environmental groups have filed lawsuits seeking to force the federal government to regulate GHG emissions and individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state courts, federal agencies, and other governing bodies that could impact our operations and ability to obtain certifications and permits to construct future projects.

Rate Case. Under the terms of our last rate settlement, we are obligated to file proposed new rates to be effective no later than October 1, 2010. We anticipate filing a new rate case no later than March 2009 with revised rates expected to become effective September 1, 2009.

Other Matters

Calpine Bankruptcy. In 2007, Calpine Corporation (Calpine) rejected its firm transportation contract with us which ran through 2019. Although our original undiscounted claim for this contract rejection was approximately  $75 million, we entered into a settlement with Calpine under its plan of reorganization filed in June 2007 in connection with its bankruptcy proceeding. During the first nine months of 2008, we recognized revenue of $35 million related to distributions received under Calpine’s approved plan of reorganization.

Guarantees. We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. As of September 30, 2008, we have a performance guarantee related to contracts held by SLNG, an entity formerly owned by us, with a maximum exposure of  $225 million and a performance guarantee related to contracts held by Elba Express, an entity formerly owned by us, with no stated maximum limit. We estimate our potential exposure related to these guarantees is approximately $728 million, which is based on their remaining estimated obligations under the contracts.

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

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007		2008	2007
	(In millions)
Operating results data:
Operating revenues	$4	$73		$15	$202
Operating expenses	2	28		6	84
Income from continuing operations and net income	2	24	(1)	10	74	(1)
____________

(1)
The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates in 2007 was due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings on our investments.

For the nine months ended September 30, 2008 and 2007, we received $13 million and $27 million in dividends from Bear Creek. For the nine months ended September 30, 2007, we received $104 million in dividends from Citrus.

 Transactions with Affiliates

MLP Acquisition. On September 30, 2008, El Paso’s MLP acquired an additional 15 percent ownership interest in us.

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first nine months of 2008, we paid cash distributions of approximately $159 million to our partners. In addition, in October 2008 we paid a cash distribution to our partners of approximately $41 million.

Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable. At September 30, 2008 and    December 31, 2007, we had a note receivable from El Paso of $156 million and $425 million. We classified $23 million and $47 million of this receivable as current on our balance sheets at September 30, 2008 and December 31, 2007, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this note at September 30, 2008 and December 31, 2007 was 3.7% and 6.5%.

Income Taxes. During 2007, we settled $20 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements are reflected as operating activities in our statement of cash flows.

 Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect our subordinated interest in these receivables as accounts receivable — affiliate on our balance sheets. We earn a fee for servicing the receivables and performing all administrative duties for the QSPE. At September 30, 2008 and December 31, 2007, our subordinated beneficial interest in the receivables sold was $16 million and $30 million. The fair value of the fees earned was immaterial to our financial statements for the quarters and nine months ended September 30, 2008 and 2007.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)
Revenues from affiliates	$1	$2	$4	$5
Operating expenses from affiliates	26	18	80	53

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

Updates of Growth Projects. We expect to spend approximately $628 million on contracted organic growth projects from 2008 through 2012,  Of this amount, we have spent $66 million through September 30, 2008. These expenditures are primarily related to the South System III project and the Southeast Supply Header project.

•	Cypress Phase II. In May 2008, the Cypress Phase II project was placed into service with a total cost of approximately $20 million.

•
Cypress Phase III. The Cypress Phase III expansion project has an estimated cost of $86 million. A FERC certificate has been issued for the project. Construction of Cypress Phase III is at the option of BG LNG Services. If BG LNG Services elects to have us build Cypress Phase III, then construction is expected to commence in 2010 with an in-service date in the first half of 2011.

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

•
Southeast Supply Header. We own an undivided interest in the northern portion of the Southeast Supply Header project jointly owned by Spectra Energy Corp (Spectra) and CenterPoint Energy. The construction of this project is managed by Spectra and our share of the estimated cost for this project is $241 million. This project is expected to be completed in two phases. Phase I of the project was placed in service in September 2008. Phase II is anticipated to be placed in service in June 2011.

     For a further discussion of our various regulatory, development and operational risks, see our 2007 Annual Report on Form 10-K.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as discontinued operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter and nine months ended September 30, 2008 compared to the same periods in 2007.

Operating Results:
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions, except for volumes)
Operating revenues	$123	$121	$411	$355
Operating expenses	(69)	(65)	(195)	(177)
Operating income	54	56	216	178
Earnings from unconsolidated affiliates	2	26	10	77
Other income, net	3	—	10	10
EBIT	59	82	236	265
Interest and debt expense	(17)	(22)	(56)	(66)
Affiliated interest income, net	2	5	12	14
Income taxes	—	(19)	—	(63)
Income from continuing operations	44	46	192	150
Discontinued operations, net of income taxes	—	6	—	15
Net income	$44	$52	$192	$165
Throughput volumes (BBtu/d)(1)	2,343	3,761	2,376	3,364
____________

(1)
Throughput volumes include 1,224 BBtu/d and 1,031 BBtu/d for the quarter and nine months ended September 30, 2007 related to billable transportation throughput volumes for storage injection and volumes associated with our proportionate share of our 50 percent equity interest in Citrus. In November 2007, we distributed our ownership interest in Citrus to El Paso.

EBIT Analysis:
	Quarter Ended September 30, 2008				Nine Months Ended September 30, 2008
				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable) (In millions)

Expansions	$—	$—	$1	$1	$13	$(3)	$—	$10
Gas not used in operations and other natural gas sales	2	(3)	—	(1)	6	(9)	—	(3)
Calpine bankruptcy	—	—	—	—	33	—	—	33
Earnings from Citrus	—	—	(21)	(21)	—	—	(65)	(65)
Other(1)	—	(1)	(1)	(2)	4	(6)	(2)	(4)
Total impact on EBIT	$2	$(4)	$(21)	$(23)	$56	$(18)	$(67)	$(29)
____________
(1) Consists of individually insignificant items.

Expansions.  In May 2007, we placed Phase I of our Cypress project in service, and in May 2008 we placed  Phase II in service. Additionally, we placed Phase I of the Southeast Supply Header in service in September 2008 and continue to make progress on various projects further discussed in Updates of Growth Projects above.

Gas Not Used in Operations and Other Natural Gas Sales.  The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not used in operations results in revenues to us, which are impacted by volumes and prices during a given period.  During the quarter and nine months ended September 30, 2008, our EBIT was lower primarily due to higher cost of electric compression on our system.

Calpine Bankruptcy. During the first nine months of 2008, we recognized revenue related to distributions received under Calpine’s approved plan of reorganization.  For further information of the Calpine bankruptcy, see Item 1, Financial Statements, Note 5.

Earnings from Citrus.  In November 2007, in conjunction with the formation of El Paso’s MLP, we distributed our 50 percent interest in Citrus to El Paso. As a result, we no longer record equity earnings from Citrus.

Interest and Debt Expense

Interest and debt expense for the quarter and nine months ended September 30, 2008, was $5 million and $10 million lower than the same periods in 2007 primarily due to lower average outstanding debt balances.

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter ended September 30, 2008, was $3 million lower than the same period in 2007 due to lower average advances due from El Paso under its cash management program and lower   short-term interest rates. Affiliated interest income, net for the nine months ended September 30, 2008, was $2 million lower than the same period in 2007 primarily due to lower average short-term interest rates. The following table shows the average advances due from El Paso and the average short-term interest rates for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions, except for rates)
Average advance due from El Paso	$221	$355	$357	$318
Average short-term interest rate	3.7%	6.4%	4.5%	6.1%

Income Taxes

Effective November 1, 2007, we no longer pay income taxes as a result of our conversion to a partnership. For a further discussion of these transactions, see our 2007 Annual Report on Form 10-K. Our effective tax rates of 29 percent and 30 percent for the quarter and nine months ended September 30, 2007 were lower than the statutory rate of 35 percent primarily due to the tax effect of earnings from unconsolidated affiliates where we anticipate receiving dividends that qualify for a dividends received deduction, partially offset by the effect of state income taxes.

Liquidity and Capital Expenditures

    Liquidity Overview.  Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures, debt service requirements, and for required distributions to our partners. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At September 30, 2008, we had a note receivable from El Paso of approximately $156 million of which approximately $23 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program or contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.

Current global financial markets are extremely volatile.  The U.S. and foreign governments have recently enacted emergency financial packages that are designed to restore confidence and liquidity in the global credit markets.  However, it is uncertain whether such measures will be successful and, if successful, when the positive effects will be achieved in the financial markets.  Although we do not anticipate having a need to directly access the financial markets in 2009 for any of our operating activities or expansion capital needs, we do rely upon amounts available to us under El Paso’s cash management program or contributions from our partners to meet our capital requirements and operating needs.  As of September 30, 2008, El Paso had approximately $1.2 billion of cash and approximately $0.7 billion of capacity available to it under various committed credit facilities.  Additionally, in response to the volatility in the financial markets, El Paso has also announced certain actions that are designed to reduce its need to access such financial markets, including reductions in the capital programs of certain of its operating subsidiaries and the sale of  several non-core assets.

In addition to the liquidity sources and actions discussed above, we also have the ability to pursue financial market transactions to supplement our operating cash flows to fund our capital expenditure programs, meet operating needs and repay debt maturities.  However, there is a risk that the financial markets could remain volatile and we or El Paso are not able to access these markets, which could impact our liquidity in the future. For a more detailed discussion of our operations and risk factors related to our relationship with El Paso, refer to our 2007 Annual Report on Form 10-K.

2008 Cash Flow Activities. Our cash flows for the nine months ended September 30 were as follows:

	2008	2007
	(In millions)
Cash flows provided by continuing operating activities	$233	$270
Cash flows provided by (used in) continuing investing activities	162	(294)
Cash flows provided by (used in) continuing financing activities	(395)	24

In 2008, operating cash flow decreased compared with 2007 primarily due to the distribution of Citrus to  El Paso in conjunction with the formation of El Paso’s MLP. As a result, we no longer receive distributions from Citrus. Partially offsetting this decrease were the proceeds received from the Calpine bankruptcy and the impact of expansion projects placed in service during 2007 and 2008. We used our operating cash flow to fund capital maintenance projects and make distributions to our partners. We used amounts available under the cash management program to fund our growth projects. The discussions below provide further analysis of our cash flow activities.

•
Capital Expenditures.  Our cash capital expenditures for the nine months ended September 30, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Nine Months Ended	2008
	Sepember 30, 2008	Remaining	Total
	(In millions)
Maintenance	$42	$33	$75
Expansions	65	12	77
	$107	$45	$152

For the nine months ended September 30, 2008, our capital expenditures for expansions primarily included amounts spent on the Southeast Supply Header expansion project.

•
Cash Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first nine months of 2008, we paid cash distributions of approximately $159 million to our partners. In addition, in October 2008 we paid a cash distribution to our partners of approximately $41 million.

•
Debt. In September 2008, we retired $34 million of our 6.125% notes due 2008. In June 2008, we paid $202 million, including premiums, to repurchase approximately $189 million of our notes as part of our previously announced debt repurchases. We repurchased these notes with recoveries of our notes receivable from El Paso under its cash management program.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2008.

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

     Important factors, such as limited access to the capital markets, could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2007 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report, except as discussed in Liquidity and Capital Expenditures in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

SOUTHERN NATURAL GAS COMPANY

Date: Novemer 7, 2008	/s/ James C. Yardley
James C. Yardley
President
(Prncipal Execuative Officer)

Date: November 7, 2008	/s/ John R. Sult
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

3.A.
First Amendment to the General Partnership Agreement of Southern Natural Gas Company, dated September 30, 2008 (incorporated by reference to  Exhibit 3.A to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

*10.A
Amendment No. 3, dated as of October 2, 2007, to the Receivables Purchase Agreement dated as of October 6, 2006 among SNG Funding Company, L.L.C., Southern Natural Gas Company, as initial Servicer, Starbird Funding Corporation and other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent.

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