Form 10-K
period 2008-12-31
SOUTHERN NATURAL GAS CO
filed 2009-03-02
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

PART I
ITEM 1. BUSINESS
Overview and Strategy
     We are a Delaware general partnership, originally formed in 1935 as a corporation. We are owned 75 percent indirectly through a wholly owned subsidiary of El Paso Corporation (El Paso) and 25 percent by EPPP SNG GP Holdings, L.L.C., a subsidiary of El Paso Pipeline Partners, L.P., El Paso’s master limited partnership (MLP). El Paso’s MLP was formed in November 2007 at which time El Paso contributed 10 percent of its interest in us to the MLP. In September 2008, El Paso’s MLP acquired an additional 15 percent ownership interest in us from El Paso.
     In November 2007, in conjunction with the formation of El Paso’s MLP, we distributed our 50 percent interest in Citrus Corp. (Citrus) and our wholly owned subsidiaries, Southern LNG, Inc. (SLNG) and Elba Express Company, LLC (Elba Express), to El Paso. Citrus owns the Florida Gas Transmission Company, LLC (FGT) pipeline system and SLNG owns the Elba Island LNG facility. SLNG and Elba Express have been reflected as discontinued operations in our financial statements for periods prior to their distribution. For a further discussion of these discontinued operations, see Part II, Item 8, Financial Statements and Supplementary Data, Note 2. In addition, effective November 1, 2007, we converted our legal structure into a general partnership, and are no longer subject to income taxes. Accordingly, we settled our then existing current and deferred tax balances through El Paso’s cash management program pursuant to our tax sharing agreement with El Paso.
     Our pipeline system and storage facilities operate under tariffs approved by the Federal Energy Regulatory Commission (FERC) that establish rates, cost recovery mechanisms and other terms and conditions of services to our customers. The fees or rates established under our tariff are a function of our costs of providing services to our customers, including a reasonable return on our invested capital.
     Our strategy is to enhance the value of our transportation and storage business by:
•	Successfully executing on our backlog of committed expansion projects;

•	Developing new growth projects in our market and supply areas;

•	Focusing on efficiency and synergies across our system;

•	Ensuring the safety of our pipeline system and assets;

•	Successfully recontracting or contracting expiring or available capacity; and

•	Providing outstanding customer service.
     Pipeline System. Our pipeline system consists of approximately 7,600 miles of pipeline with a design capacity of 3,700 MMcf/d. During 2008, 2007 and 2006, average throughput was 2,339 BBtu/d, 2,345 BBtu/d and 2,167 BBtu/d. This system extends from supply basins in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to market areas in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee, including the metropolitan areas of Atlanta and Birmingham. We are the principal natural gas transporter to the southeastern markets in Alabama, Georgia and South Carolina. Our system is also connected to the Elba Island LNG terminal near Savannah, Georgia. This terminal has a peak send-out capacity of approximately 1.2 Bcf/d.

     FERC Approved Pipeline Expansion Project. As of December 31, 2008, we had the following FERC-approved expansion project on our system. For a further discussion of our other expansion projects, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

			Anticipated
	Capacity		Completion or
Project	(MMcf/d)	Description	In-Service Date
Cypress Phase III	161	To add 20,700 horsepower of additional compression on our pipeline facilities extending southward from El Paso’s Elba Island facility	First half of 2011
     Storage Facilities. Along our pipeline system, we own and operate 100 percent of the Muldon storage facility in Monroe County, Mississippi and own a 50 percent interest in and operate the Bear Creek Storage Company (Bear Creek) in Bienville Parish, Louisiana. Bear Creek provides storage services pursuant to firm contracts to us and Tennessee Gas Pipeline Company (TGP), a subsidiary of El Paso, which owns the remaining 50 percent interest. Our interest in Bear Creek and the Muldon storage facilities have a combined working natural gas storage capacity of 60 Bcf and peak withdrawal capacity of 1.2 Bcf/d. We provide storage services to our customers utilizing the Bear Creek and the Muldon storage facilities at our FERC tariff rate.
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
     The southeastern market served by our pipeline is the fastest growing natural gas demand region in the United States. Demand for deliveries from our pipeline is characterized by two peak delivery periods, the winter heating season and the summer cooling season.
     Imported LNG has been a growing supply sector of the natural gas market. LNG terminals and other regasification facilities can serve as alternate sources of supply for pipelines, enhancing their delivery capabilities and operational flexibility and complementing traditional supply transported into market areas. However, these LNG delivery systems also may compete with us for transportation of gas into market areas we serve.
     Electric power generation has been a growing demand sector of the natural gas market. The growth of the natural gas fired electric power benefits the natural gas industry by creating more demand for natural gas. This potential benefit is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity and the use and availability of other fuel sources for power generation. In addition, in several regions of the country, new additions in electric generating capacity have exceeded load growth and electric transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm natural gas transportation contracts with natural gas pipelines.
     We expect growth of the natural gas market will be adversely affected by the current economic recession in the U.S. and global economies. The decline in economic activity will reduce industrial demand for natural gas and electricity, which will cause lower natural gas demand both directly in end-use markets and indirectly through lower power generation demand for natural gas. The demand for natural gas and electricity in the residential and commercial segments of the market will likely be less affected by the economy. The lower demand and the credit restrictions on investments in the current environment may also slow development of supply projects. While our pipeline could experience some level of reduced throughput and revenues, or slower development of expansion projects as a result of these factors, we generate a significant (greater than 80 percent) portion of our revenues through fixed monthly reservation or demand charges on long-term contracts at rates stipulated under our tariff.
     Our existing transportation and storage contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs, although at times, we enter into firm transportation contracts at amounts that are less than these maximum allowable rates to remain competitive.
     We face competition in a number of our key markets. We compete with other interstate and intrastate pipelines for deliveries to multiple-connection customers who can take deliveries at alternative points. Natural gas delivered on our system competes with alternative energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil. Our four largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines. Also, we compete with several pipelines for the transportation business of our other customers. In addition, we compete with pipelines and gathering systems for connection to new supply sources.
     Our most direct competitor is Transco, which owns an approximately 10,500-mile pipeline extending from Texas to New York. It has firm transportation contracts with some of our largest customers, including Atlanta Gas Light Company, Alabama Gas Corporation, Southern Company Services, and SCANA Corporation.
     The following table details our customer and contract information related to our pipeline system as of December 31, 2008. Firm customers reserve capacity on our pipeline system and storage facilities and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Interruptible customers are customers without reserved capacity that pay usage charges based on the volume of gas they transport, store, inject or withdraw.

Customer Information	Contract Information
Approximately 270 firm and interruptible customers	Approximately 190 firm transportation contracts. Weighted average remaining contract term of approximately five years.

Major Customers:
Atlanta Gas Light Company(1)
(30 BBtu/d)	Expires in 2009.
(152 BBtu/d)	Expires in 2010.
(282 BBtu/d)	Expires in 2011.
(545 BBtu/d)	Expires in 2012-2015.

Southern Company Services
(28 BBtu/d)	Expires in 2010.
(390 BBtu/d)	Expires in 2017-2018.

Alabama Gas Corporation
(39 BBtu/d)	Expires in 2010.
(323 BBtu/d)	Expires in 2011.
(31 BBtu/d)	Expires in 2013.

SCANA Corporation
(8 BBtu/d)	Expires in 2009.
(161 BBtu/d)	Expires in 2010.
(146 BBtu/d)	Expires in 2017-2019.

(1)	Atlanta Gas Light Company is currently releasing a significant portion of its firm capacity to a subsidiary of SCANA Corporation under terms allowed by our tariff.

Regulatory Environment
     Our interstate natural gas transmission system and storage operations are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms and other terms and conditions of services to our customers. Generally, the FERC’s authority extends to:
•	certification and construction of new facilities;

•	extension or abandonment of services and facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of service;

•	depreciation and amortization policies;

•	acquisition and disposition of facilities; and

•	initiation and discontinuation of services.
     Our interstate pipeline system is also subject to federal, state and local safety and environmental statutes and regulations of the U.S. Department of Transportation and the U.S. Department of the Interior. We have ongoing inspection programs designed to keep our facilities in compliance with pipeline safety and environmental requirements and we believe that our system is in material compliance with the applicable regulations.
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
     The financial results of our transportation and storage operations are impacted by the volumes of natural gas we transport or store and the prices we are able to charge for doing so. The volume of natural gas we are able to transport and store depends on the actions of third parties, including our customers, and is beyond our control. Further, the following factors, most of which are also beyond our control, may unfavorably impact our ability to maintain or increase current throughput, or to remarket unsubscribed capacity on our pipeline system:
•	service area competition;

•	price competition;

•	expiration or turn back of significant contracts;

•	changes in regulation and actions of regulatory bodies;

•	weather conditions that impact natural gas throughput and storage levels;

•	weather fluctuations or warming or cooling trends that may impact demand in the markets in which we do business, including trends potentially attributed to climate change;

•	drilling activity and decreased availability of conventional gas supply sources and the availability and timing of other gas supply sources, such as LNG;

•	continued development of additional sources of gas supply that can be accessed;

•	decreased natural gas demand due to various factors, including economic recession (as further discussed below) and increases in prices;

•	legislative, regulatory or judicial actions, such as mandatory greenhouse gas regulations and/or legislation, that could result in (i) changes in the demand for natural gas and oil, (ii) changes in the availability of or demand for alternative energy sources such as hydroelectric and nuclear power, wind and solar and/or (iii) changes in the demand for less carbon intensive energy sources;

•	availability and cost to fund ongoing maintenance and growth projects, especially in periods of prolonged economic decline;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions including prolonged recessionary periods that might negatively impact natural gas demand and the capital markets; and

•	unfavorable movements in natural gas prices in certain supply and demand areas.
A substantial portion of our revenues are generated from transportation contracts that must be renegotiated periodically.
     Our revenues are generated under transportation and storage contracts which expire periodically and must be renegotiated, extended or replaced. If we are unable to extend or replace these contracts when they expire or renegotiate contract terms as favorable as the existing contracts, we could suffer a material reduction in our revenues, earnings and cash flows. Currently, a substantial portion of our firm transportation contacts are subscribed through mid-2010. For additional information on the expiration of our contract portfolio, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, our ability to extend and replace contracts could be adversely affected by factors we cannot control, including:
•	competition by other pipelines, including the change in rates or upstream supply of existing pipeline competitors, as well as the proposed construction by other companies of additional pipeline capacity or LNG terminals in markets served by our interstate pipeline;

•	changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

•	reduced demand and market conditions in the areas we serve;

•	the availability of alternative energy sources or natural gas supply points; and

•	legislative and/or regulatory actions.
     In 2008, our contracts with Atlanta Gas Light Company, Southern Company Services, Alabama Gas Corporation and SCANA Corporation represented approximately 27 percent, 11 percent, 10 percent and 8 percent of our firm transportation capacity. For additional information regarding our major customers, see Item 1, Business — Markets and Competition. The loss of one of these customers or a decline in their creditworthiness could adversely affect our results of operations, financial position and cash flows.
We are exposed to the credit risk of our customers and our credit risk management may not be adequate to protect against such risk.
     We are subject to the risk of delays in payment as well as losses resulting from nonpayment and/or nonperformance by our customers, including default risk associated with adverse economic conditions. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of our existing or future customers, and they fail to pay and/or perform due to an unanticipated deterioration in their creditworthiness and we are unable to remarket the capacity, our business, the results of our operations and our financial condition could be adversely affected. We may not be able to effectively re-market capacity during and after insolvency proceedings involving a shipper.
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
     We retain a fixed percentage of natural gas received for transportation and storage as provided in our tariff. This retained natural gas is used as fuel and to replace lost and unaccounted for natural gas. As calculated in a manner set forth in our tariff, any revenues generated from any excess natural gas retained and not burned are shared with our customers on an annual basis. Any under recoveries are our responsibility. If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted on a short-term basis, as well as with respect to our long-term recontracting activities. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. As a result, significant prolonged changes in natural gas prices could have a material adverse effect on our financial condition, results of operations and liquidity. Fluctuations in energy prices are caused by a number of factors, including:
•	regional, domestic and international supply and demand;

•	availability and adequacy of transportation facilities;

•	energy legislation and regulation;

•	federal and state taxes, if any, on the sale or transportation and storage of natural gas;

•	abundance of supplies of alternative energy sources; and

•	political unrest among countries producing oil and LNG.
The agencies that regulate us and our customers could affect our profitability.
     Our business is regulated by the FERC, the U.S. Department of Transportation, the U.S. Department of the Interior and various state and local regulatory agencies whose actions have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services and sets authorized rates of return. Under the terms of our last rate settlement, we are obligated to file proposed new rates to be effective no later than October 1, 2010. We anticipate filing a new rate case no later than March 2009 with revised rates expected to become effective September 1, 2009.
     In addition, in April 2008, the FERC adopted a new policy that will allow master limited partnerships to be included in rate of return proxy groups for determining rates for services provided by interstate natural gas and oil pipelines. The FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. The FERC’s policy statement concludes among other items that (i) there should be no cap on the level of distributions included in the current discounted cash flow methodology and (ii) there should be a downward adjustment to the long-term growth rate used for the equity cost of capital of natural gas pipeline master limited partnerships. Pursuant to the FERC’s jurisdiction over rates, existing rates may be challenged by complaint, and proposed rate increases may be challenged by protest. A successful complaint or protest against our rates could have an adverse impact on our revenues.
     In a January 15, 2009 decision that discussed an individual pipeline’s rate of return, the FERC analyzed the operations of each company proposed for inclusion in that pipeline’s proxy group to determine whether each company to be included had commensurate risks to the pipeline whose rates were being determined. The FERC included in that proxy group two primarily gas pipeline master limited partnerships (with the adjusted gross domestic product) and a diversified company that had higher risk exploration, production and trading operations in addition to pipeline operations. Companies whose distribution, electric or natural gas liquids operations exceeded pipeline operations were excluded. In light of this, it is expected that pipeline returns on equity will be driven largely by fact-based proxy group determinations in each case.
     The FERC currently allows partnerships and other pass through entities to include in their cost-of-service an income tax allowance. Any changes to the FERC’s treatment of income tax allowances in cost-of-service and to potential adjustment in a future rate case of our equity rate of return may cause our rates to be set at a level that is different from those currently in place and in some instances lower than the level otherwise in effect.

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
     Our operations are subject to various environmental laws and regulations regarding compliance and remediation obligations. Compliance obligations can result in significant costs to install and maintain pollution controls, fines and penalties resulting from any failure to comply and potential limitations on our operations. Remediation obligations can result in significant costs associated with the investigation or clean up of contaminated properties (some of which have been designated as Superfund sites by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act), as well as damage claims arising out of the contamination of properties or impact on natural resources. Although we believe we have established appropriate reserves for our environmental liabilities, it is not possible for us to estimate the exact amount and timing of all future expenditures related to environmental matters and we could be required to set aside additional amounts which could significantly impact our future consolidated results of operations, financial position or cash flows. See Part II, Item 8, Financial Statements and Supplementary Data, Note 7.
     In estimating our environmental liabilities, we face uncertainties that include:
•	estimating pollution control and clean up costs, including sites where preliminary site investigation or assessments have been completed;

•	discovering new sites or additional information at existing sites;

•	receiving regulatory approval for remediation programs;

•	quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

•	evaluating and understanding environmental laws and regulations, including their interpretation and enforcement; and

•	changing environmental laws and regulations that may increase our costs.
     In addition to potentially increasing the cost of our environmental liabilities, changing environmental laws and regulations may increase our future compliance costs, such as the costs of complying with ozone standards and potential mandatory greenhouse gas reporting and emission reductions. Future environmental compliance costs relating to greenhouse gases (GHGs) associated with our operations are not yet clear. Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. Various federal and state legislative proposals have been made over the last several years and it is possible that legislation may be enacted in the future that could negatively impact our operations and financial results. The level of such impact will likely depend upon whether any of our facilities will be directly responsible for compliance with GHG regulations and legislation; whether federal legislation will preempt any potentially conflicting state/regional GHG programs; whether cost containment measures will be available; the ability to recover compliance costs from our customers; and the manner in which allowances are provided. At the federal regulatory level, the EPA has requested public comments on the potential regulation of GHGs under the Clean Air Act. Some of the regulatory alternatives identified by the EPA in its request for comments, if eventually promulgated as final rules, would likely impact our operations and financial results. It is uncertain whether the EPA will proceed with adopting final rules or whether the regulation of GHGs will be addressed in federal and state legislation. Legislation and regulation are also in various stages of discussion or implementation in many of the states and regions in which we operate. Therefore, it is not yet possible to determine whether the regulations implementing the legislation will be material to our operations or our financial results.

     Finally, several lawsuits have been filed seeking to force the federal government to regulate GHG emissions and individual companies to reduce the GHG emissions from their operations. These and other lawsuits may also result in decisions by federal and state courts and agencies that impact our operations and ability to obtain certifications and permits to construct future projects.
     Although it is uncertain what impact these legislative, regulatory, and judicial actions might have on us until further definition is provided in those forums, there is a risk that such future measures could result in changes to our operations and to the consumption and demand for natural gas. Changes to our operations could include increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, (iii) construct new facilities, (iv) acquire allowances to authorize our GHG emissions, (v) pay any taxes related to our GHG emissions and (vi) administer and manage a GHG emissions program. While we may be able to include some or all of the costs associated with our environmental liabilities and environmental and GHG compliance in the rates charged by our pipeline and in the prices at which we sell natural gas, our ability to recover such costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final regulations and legislation.
Our operations are subject to operational hazards and uninsured risks.
     Our operations are subject to the inherent risks normally associated with pipeline operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires, adverse weather conditions (such as hurricanes and flooding), terrorist activity or acts of aggression, and other hazards. Each of these risks could result in damage to or destruction of our facilities or damages or injuries to persons and property causing us to suffer substantial losses. Analyses performed by various governmental and private organizations indicate potential physical risks associated with climate change events (such as flooding, etc). Some of the studies indicate that potential impacts on energy infrastructure are highly uncertain and not well understood, including both the timing and potential magnitude of such impacts. As the science is better understood and analyzed, we will review the operational and uninsured risks to our facilities attributed to climate change.
     While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our insurance coverages have material deductibles as well as limits on our maximum recovery, and do not cover all risks. In addition, there is a risk that our insurers may default on their coverage obligations. As a result, our results of operations, cash flows or financial condition could be adversely affected if a significant event occurs that is not fully covered by insurance.
The expansion of our business by constructing new facilities subjects us to construction and other risks that may adversely affect our financial results.
     We may expand the capacity of our existing pipeline and storage facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:
•	our ability to obtain necessary approvals and permits by the FERC and other regulatory agencies on a timely basis and on terms that are acceptable to us;

•	the ability to access sufficient capital at reasonable rates to fund expansion projects, especially in periods of prolonged economic decline when we may be unable to access the capital markets;

•	the availability of skilled labor, equipment, and materials to complete expansion projects;

•	potential changes in federal, state and local statutes, regulations and orders, including environmental requirements that prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on our ability to acquire rights-of-way or land rights on a timely basis or on terms that are acceptable to us;

•	our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials, labor, contractor productivity or other factors beyond our control, that we may not be able to recover from our customers which may be material;

•	the lack of future growth in natural gas supply and/or demand; and

•	the lack of transportation, storage or throughput commitments.
     Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. There is also the risk that the downturn in the economy and its negative impact upon natural gas demand may result in either slower development in our expansion projects or adjustments in the contractual commitments supporting such projects. As a result, new facilities may be delayed or may not achieve our expected investment return, which could adversely affect our results of operations, cash flows or financial position.
Adverse general domestic economic conditions could negatively affect our operating results, financial condition, or liquidity.
     We, El Paso, and its subsidiaries are subject to the risks arising from adverse changes in general domestic economic conditions including recession or economic slowdown. Recently, the U.S. economy has experienced recession and the financial markets have experienced extreme volatility and instability. In response to the volatility in the financial markets, El Paso has also announced certain actions that are designed to reduce its need to access such financial markets, including reductions in the capital programs of certain of its operating subsidiaries and the sale of several non-core assets.
     If we or El Paso experience prolonged periods of recession or slowed economic growth in the United States, demand growth from consumers for natural gas transported by us may continue to decrease, which could impact the development of our future expansion projects. Additionally, our or El Paso’s access to capital could continue to be impeded and the cost of capital we obtain could be higher. Finally, we are subject to the risks arising from changes in legislation and regulation associated with any such recession or prolonged economic slowdown, including creating preference for renewables, as part of a legislative package to stimulate the economy. Any of these events, which are beyond our control, could negatively impact our business, results of operations, financial condition, and liquidity.
We are subject to financing and interest rate risk.
     Our future success, financial condition and liquidity could be adversely affected based on our ability to access capital markets and obtain financing at cost effective rates. This is dependent on a number of factors in addition to general economic conditions discussed above, many of which we cannot control, including changes in:
•	our credit ratings;

•	the structured and commercial financial markets;

•	market perceptions of us or the natural gas and energy industry; and

•	market prices for hydrocarbon products.

Risks Related to Our Affiliation with El Paso and the MLP
     El Paso and its MLP file reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not included herein or incorporated by reference into this report.
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
     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso or its other subsidiaries could adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade, currently rated Ba3 by Moody’s Investor Service, BB- by Standard & Poor’s and BB+ by Fitch Ratings. The ratings assigned to our senior unsecured indebtedness are currently investment grade, with a Baa3 rating by Moody’s Investor Service and a BBB- rating by Fitch Ratings. Standard & Poor’s has assigned a below investment grade rating of BB to our senior unsecured indebtedness. El Paso and its subsidiaries, including us, are (i) on a stable outlook with Moody’s Investor Service and Fitch Ratings and (ii) on a negative outlook with Standard & Poor’s. There is a risk that these credit ratings may be adversely affected in the future as the credit rating agencies continue to review our and El Paso’s leverage, liquidity, and credit profile. Any reduction in our or El Paso’s credit ratings could impact our ability to access the capital markets, as well as our cost of capital.
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

Our relationship with El Paso and the MLP subjects us to potential conflicts of interest and they may favor their interests to the detriment of us.
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
     We believe that we have satisfactory title to the properties owned and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interest in these properties or the use of these properties in our business. We believe that our properties are adequate and suitable for the conduct of our business in the future.
ITEM 3. LEGAL PROCEEDINGS
     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     All of our partnership interests are held by El Paso and the MLP and, accordingly, are not publicly traded. Prior to converting into a general partnership effective November 1, 2007, all of our common stock was held by El Paso.
     We are required to make distributions to our partners of available cash as defined in our partnership agreement on a quarterly basis from legally available funds that have been approved for payment by our Management Committee. We made cash distributions to our partners of approximately $200 million in 2008. Additionally, in January 2009, we made a cash distribution of approximately $35 million to our partners. No dividends or cash distributions were declared or paid in 2007 or 2006.
ITEM 6. SELECTED FINANCIAL DATA
     The following selected historical financial data should be read together with Item 7, Management’s Discussion and Analysis and Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Form 10-K. This information reflects our wholly owned subsidiaries, SLNG and Elba Express as discontinued operations for periods prior to their distribution. The information as of and for each of the years ended December 31, 2005, 2006, 2007 and 2008 was derived from our audited consolidated financial statements. The information as of and for the year ended December 31, 2004 was derived from unaudited financial statements. These selected historical results are not necessarily indicative of results to be expected in the future.

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)
Operating Results Data:
Operating revenues	$540	$482	$462	$437	$485
Operating income	271	242	218	215	230
Income from continuing operations	235	202	162	155	154

Financial Position Data:
Total assets	$2,629	$2,803	$3,395	$3,199	$2,972
Total long-term debt, less current maturities	910	1,098	1,096	1,195	1,195
Partners’ capital/stockholder’s equity	1,577	1,542	1,644	1,455	1,279

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     In November 2007, in conjunction with the formation of El Paso’s master limited partnership (MLP), we distributed our 50 percent interest in Citrus Corp. (Citrus) and our wholly owned subsidiaries Southern LNG, Inc. (SLNG) and Elba Express, to El Paso. Citrus owns the Florida Gas Transmission Company, LLC pipeline system and SLNG owns the Elba Island LNG facility. SLNG and Elba Express have been reflected as discontinued operations in our financial statements for periods prior to their distribution. Our continuing operating results include earnings from Citrus, but only through the date of its distribution to El Paso. For a further discussion of these discontinued operations, see Item 8, Financial Statements and Supplementary Data, Note 2. In addition, effective November 1, 2007, we converted our legal structure into a general partnership, and are no longer subject to income taxes. Accordingly, we settled our then existing current and deferred tax balances through El Paso’s cash management program pursuant to our tax sharing agreement with El Paso.
Overview
     Business. Our primary business consists of the interstate transportation and storage of natural gas. Each of these businesses faces varying degrees of competition from other existing and proposed pipelines and LNG facilities, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil. Our revenues from transportation and storage services consist of the following types.

		Percent of Total
Type	Description	Revenues in 2008(1) (2)
Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline system and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	84

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn. We also earn revenue from other miscellaneous sources.	16

(1)	Total revenues include both tariff-based revenues as well as other revenues. Our tariff-based revenues are 89 percent reservation and 11 percent usage and other. Other non-tariff based revenues include liquids transportation revenue and amounts associated with retained fuel.

(2)	Revenues exclude revenue from the contract settlement associated with the Calpine bankruptcy due to the non-recurring nature of this item.
     The FERC regulates the rates we can charge our customers. These rates are generally a function of the cost of providing services to our customers, including a reasonable return on our invested capital. Under the terms of our last rate settlement, we are obligated to file proposed new rates to be effective no later than October 1, 2010. We anticipate filing a new rate case no later than March 2009 with revised rates expected to become effective September 1, 2009. Because of our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices, changes in supply and demand, regulatory actions, competition, declines in the creditworthiness of our customers and weather.

     We continue to manage our recontracting process to mitigate the risk of significant impacts on our revenues from expiring contracts. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and the market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs, although at times, we enter into firm transportation contracts at amounts that are less than these maximum allowable rates to remain competitive. Our existing contracts mature at various times and in varying amounts of throughput capacity. The weighted average remaining contract term for our active contracts is approximately five years as of December 31, 2008. Below are the contract expiration portfolio and the associated revenue expirations for our firm transportation contracts as of December 31, 2008, including those with terms beginning in 2009 or later.

		Percent of Total	Reservation	Percent of Total
	BBtu/d	Contracted Capacity	Revenue	Reservation Revenue
			(In millions)
2009	177	5	$7	2
2010	1,069	28	119	31
2011	696	18	65	17
2012	343	9	36	9
2013 and beyond	1,480	40	160	41

Total	3,765	100	$387	100

     Growth Projects. We expect to spend approximately $562 million on contracted organic growth projects from 2009 through 2013. Of this amount, we expect to spend $106 million in 2009. These expenditures are primarily related to the Cypress Phase III, the South System III and the Southeast Supply Header projects.
•	Cypress Phase III. The Cypress Phase III expansion project will add 20,700 horsepower of additional compression and approximately 160 MMcf/d of additional capacity at an estimated cost of $86 million. A FERC certificate has been issued for the project. Construction of Cypress Phase III is at the option of BG LNG Services. If BG LNG Services elects to have us build Cypress Phase III, then construction is expected to commence in 2010 with an in-service date in the first half of 2011. If constructed, Cypress Phase III would be fully subscribed by BG LNG Services with a contract through December 2030.

•	South System III. The South System III expansion project will expand our pipeline system in Mississippi, Alabama and Georgia by adding approximately 81 miles of pipeline looping and replacement on our south system and 17,310 horsepower of compression to serve an existing power generation facility in the Atlanta, Georgia area that is being converted from coal-fired to cleaner burning natural gas owned by the Southern Company. This expansion project will be completed in three phases, with each phase expected to add an additional 122 MMcf/d of capacity. During the second quarter of 2008, we changed the scope of this project at the request of the customer which increased the total estimated cost to $352 million. We have entered into a precedent agreement with Southern Company Services as agent for its affiliated operating companies, Georgia Power Company, Alabama Power Company, Mississippi Power Company, Southern Power Company and Gulf Power Company to provide an incremental firm transportation service to such operating companies, commencing in phases beginning January 1, 2011, for a term of 15 years. The precedent agreement obligates us to proceed with the South System III expansion project, upon the occurrence of certain conditions precedent, including FERC approval of the project on our system and the proposed Southeast Supply Header project described below. We filed with the FERC in December 2008 for certificate authorization to construct and operate these facilities. The project has estimated in-service dates of January 2011 for Phase I, June 2011 for Phase II and June 2012 for Phase III.

•	Southeast Supply Header. We own an undivided interest in the northern portion of the Southeast Supply Header project jointly owned by Spectra Energy Corp (Spectra) and CenterPoint Energy, which added a 115-mile supply line to the western portion of our system. This project is expected to provide access through pipeline interconnects to several supply basins, including the Barnett Shale, Bossier Sands, Arkoma and Fayetteville Shale basins. The estimated cost to us for this project is $241 million. This project is expected to be completed in two phases, with the first phase having provided us with approximately 140 MMcf/d of additional supply capacity, and the second phase expected to provide us with an additional 350 MMcf/d of supply capacity. Phase I of the project was placed in service in September 2008. In December 2008, we filed an application with the FERC for certificate authorization to construct Phase II, which is anticipated to be placed in service in June 2011.
     We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program or contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.

Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as discontinued operations, (ii) income taxes (prior to conversion to a partnership), (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results in 2008 compared with 2007 and 2007 compared with 2006.
Operating Results:

	2008	2007	2006
	(In millions, except for volumes)
Operating revenues	$540	$482	$462
Operating expenses	(269)	(240)	(244)

Operating income	271	242	218
Earnings from unconsolidated affiliates	13	88	78
Other income, net	10	13	8

EBIT	294	343	304
Interest and debt expense	(72)	(91)	(95)
Affiliated interest income	13	19	18
Income taxes	—	(69)	(65)

Income from continuing operations	235	202	162
Discontinued operations, net of income taxes	—	19	22

Net income	$235	$221	$184

Throughput volumes (BBtu/d)(1)	2,339	2,345	2,167

(1)	Throughput volumes include billable transportation throughput volumes for storage injection.
EBIT Analysis:

	2008 to 2007				2007 to 2006
				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Expansions	$14	$(2)	$(2)	$10	$26	$(2)	$4	$28
Service revenues	2	—	—	2	(6)	—	—	(6)
Gas not used in operations and other natural gas sales	9	(12)	—	(3)	(1)	(4)	—	(5)
Calpine bankruptcy	33	—	—	33	—	—	—	—
Operating and general and administrative expenses	—	(10)	—	(10)	—	6	—	6
Impact of Hurricane Katrina	—	—	—	—	—	8	—	8
Earnings from Citrus	—	—	(75)	(75)	—	—	13	13
Other(1)	—	(5)	(1)	(6)	1	(4)	(2)	(5)

Total impact on EBIT	$58	$(29)	$(78)	$(49)	$20	4	$15	$39

(1)	Consists of individually insignificant items.

     Expansions. We have completed two of the three phases of our Cypress project. In May 2007, we placed Phase I of the project in service, and in May 2008 we placed Phase II in service. This resulted in increasing levels of revenue throughout 2008 and 2007 and a decrease in allowance for funds used during construction (AFUDC) on this project in 2008. Additionally, we incurred higher AFUDC during 2008 related to the construction of Phase I of the Southeast Supply Header, which was placed into service in September.
     Service Revenues. During 2008, our service revenues increased primarily due to an increase in our firm transportation revenue offset by lower interruptible services and usage revenue. During 2007, our service revenues decreased primarily due to two firm transportation contracts that expired and were not renewed offset by higher revenues from interruptible services due to throughput increases during 2007.
     Gas Not Used in Operations and Other Natural Gas Sales. Our tariff provides for a fuel sharing where we may retain certain gas quantities associated with fuel efficiencies as discussed further herein. Our tariff provides for a recovery mechanism for costs associated with imbalances. The financial impacts of operational gas, net of gas used in operations, is based on the price of natural gas and the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the cost of operating our electric compression facilities. Our share of retained gas not used in operations results in revenues to us, which are impacted by volumes and prices during a given period. During the year ended December 31, 2008, our EBIT was lower primarily due to higher cost of electric compression on our system and lower gas prices at year end. During the year ended December 31, 2007, our EBIT decreased primarily due to lower net retained volumes and higher costs of operating our electric compression facilities.
     Calpine Bankruptcy. During 2008, we recognized revenue related to distributions received under Calpine’s approved plan of reorganization. For further information on the Calpine bankruptcy, see Item 8, Financial Statements and Supplementary Data, Note 7.
     Operating and General and Administrative Expenses. Our operating and general and administrative costs were higher in 2008 than 2007, primarily due to higher repair and maintenance costs and higher allocated costs from El Paso based on the estimated level of resources devoted to us and the relative size of our EBIT, gross property and payroll when compared to El Paso’s other affiliates. Our operating general and administrative costs were lower in 2007 than 2006, primarily due to lower repair and maintenance costs, partially offset by higher allocated costs from El Paso.
     Impact of Hurricane Katrina. During 2007, we incurred lower operation and maintenance expenses to repair damage caused by Hurricane Katrina as compared to the same period in 2006.
     Earnings from Citrus. In November 2007, in conjunction with the formation of El Paso’s MLP, we distributed our 50 percent interest in Citrus to El Paso. As a result, we no longer record equity earnings from Citrus. Our operating results for 2007 reflect earnings from Citrus prior to its distribution to El Paso in November 2007. During 2007, our equity earnings on our Citrus investment increased primarily due to (i) a favorable settlement of approximately $8 million for litigation brought against Spectra LNG Sales (formerly Duke Energy LNG Sales, Inc.) for the wrongful termination of a gas supply contract; (ii) Citrus’ sale of a receivable for approximately $3 million related to the bankruptcy of Enron North America and (iii) favorable operating results of approximately $8 million from FGT due to higher system usage and lower operating costs.
Interest and Debt Expense
     Interest and debt expense for the year ended December 31, 2008, was $19 million lower than in 2007 primarily due to lower average outstanding debt balances. Interest and debt expense for the year ended December 31, 2007, was $4 million lower than in 2006 primarily due to a reduction in the weighted average interest rate of our outstanding fixed rate debt. For further information on our outstanding debt balances, see Item 8, Financial Statements and Supplementary Data, Note 6.

Affiliated Interest Income
     Affiliated interest income was $13 million in 2008 which decreased from $19 million in 2007 and $18 million in 2006 due to lower average advances due from El Paso under its cash management program and lower short-term interest rates. The following table shows the average advances due from El Paso and the average short-term interest rates for the year ended December 31:

	2008	2007	2006
	(In millions, except for rates)
Average advance due from El Paso	$300	$315	$320
Average short-term interest rate	4.4%	6.2%	5.7%
Income Taxes
     Effective November 1, 2007, we no longer pay income taxes as a result of our conversion into a partnership, which impacted our 2007 effective tax rate. Our effective tax rates of 25 percent for the year ended December 31, 2007, and 29 percent for the year ended December 31, 2006 were lower than the statutory rate of 35 percent primarily due to the tax effect of earnings from unconsolidated affiliates that qualify for the dividends received deduction, partially offset by the effect of state income taxes. For a reconciliation of the statutory rate to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 3.

Liquidity and Capital Resources
     Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program and capital contributions from our partners. Our primary uses of cash are for working capital, capital expenditures, debt service requirements and for required distributions to our partners. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At December 31, 2008, we had a note receivable from El Paso of approximately $136 million of which approximately $41 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 8, Financial Statements and Supplementary Data, Note 11, for a further discussion of El Paso’s cash management program. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program or contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.
     Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through 2009. The global financial markets remain extremely volatile and it is uncertain whether recent U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets.  This could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Based on the liquidity available to us through our operating activities, El Paso’s cash management program and capital contributions from our partners, we do not anticipate having a need to directly access the financial markets in 2009 for any of our operating activities or expansion capital needs. Additionally, although the impacts are difficult to quantify at this point, a downward trend in the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.
     As of December 31, 2008, El Paso had approximately $1.0 billion of cash and approximately $1.2 billion of capacity available to it under various committed credit facilities.  In light of the current economic climate and in response to the financial market volatility, El Paso, since November 2008, has generated approximately$1.2 billion of additional liquidity through three separate note offerings and has obtained additional revolving credit facility capacity and letter of credit capacity. Although we do not anticipate to directly access the financial markets, the volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.
     For further detail on our risk factors including adverse general economic conditions and our ability to access financial markets which could impact our operations and liquidity, see Part 1, Item 1A, Risk Factors.
     2008 Cash Flow Activities. Our cash flows for the years ended December 31 were as follows:

	2008	2007
	(In millions)
Cash flows from continuing operating activities	$285	$(51)
Cash flows from continuing investing activities	151	(395)
Cash flows from continuing financing activities	(436)	446
•	Operating Activities. For the year ended December 31, 2008 as compared to the same period in 2007, cash flow from operating activities was higher primarily as a result of settling our then existing current and deferred tax balances of approximately $334 million through the cash management program upon converting our legal structure into a general partnership effective November 1, 2007. Also contributing to this increase were the proceeds received from the Calpine bankruptcy and the impact of expansion projects placed in service during 2007 and 2008.

•	Investing Activities. Most of the change in investing activities in 2008 can be attributed to activity under El Paso’s cash management program and capital expenditures. In 2008, we used approximately $236 million of the recoveries of our notes receivable from El Paso under its cash management program to repurchase debt as part of our previously announced debt repurchases. We also had lower capital expenditures in 2008 primarily related to the completion of our Cypress Phase I project in 2007. Our capital expenditures for the years ended December 31 were as follows:

	2008	2007
	(In millions)
Maintenance	$63	$93
Expansion/Other	71	158
Hurricanes(1)	4	(8)

Total	$138	$243

(1)	Amounts shown are net of insurance proceeds of $5 million and $21 million in 2008 and 2007, respectively.
Under our current plan for 2009, we have budgeted to spend (i) approximately $74 million for capital expenditures to maintain the integrity of our pipeline, to comply with clean air regulations and to ensure the safe and reliable delivery of natural gas to our customers and (ii) approximately $100 million to expand the capacity and services of our pipeline and storage system.

•	Financing Activities. In 2008, we retired $34 million of our 6.125% notes due in 2008 and paid $202 million, including premiums, to repurchase approximately $189 million of our notes as part of our previously announced debt repurchases. We repurchased these notes with recoveries of our notes receivable from El Paso under its cash management program. Additionally, we are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During 2008, we paid cash distributions of approximately $200 million to our partners. In January 2009, we made a cash distribution of approximately $35 million to our partners.
Contractual Obligations
     We are party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt and other accrued liabilities, while other obligations, such as operating leases, demand charges under transportation and storage commitments and capital commitments, are not reflected on our balance sheet. We have excluded from these amounts expected contributions to our other postretirement benefit plans, because these expected contributions are not contractually required. For further information on our expected contributions to our post retirement benefit plans, see Item 8, Financial Statements and Supplementary Data, Note 8. The following table and discussion summarizes our contractual cash obligations as of December 31, 2008, for each of the periods presented (all amounts are undiscounted):

	Due in	Due in	Due in
	less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
	(In millions)
Long-term debt:
Principal	$—	$—	$—	$911	$911
Interest	61	123	123	682	989

Operating leases	2	6	6	11	25
Other contractual commitments and purchase obligations:
Transportation and storage commitments	9	—	—	—	9
Other commitments	1	2	1	—	4

Total contractual obligations	$73	$131	$130	$1,604	$1,938

     Long-Term Debt (Principal and Interest). Debt obligations represent stated maturities. Interest payments are shown through the stated maturity date of the related fixed rate debt based on the contractual interest rate. For a further discussion of our debt obligations, see Item 8, Financial Statements and Supplementary Data, Note 6.
     Operating Leases. For a further discussion of these obligations see Item 8, Financial Statements and Supplementary Data, Note 7.

     Other Contractual Commitments and Purchase Obligations. Other contractual commitments and purchase obligations are defined as legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions, and that detail approximate timing of the underlying obligations. Included are the following:
•	Transportation and Storage Commitments. Included in these amounts are commitments for demand charges for firm access to natural gas transportation and storage capacity.

•	Other Commitments. Included in these amounts are commitments for electric service to provide power to certain of our compression facilities. We have excluded asset retirement obligations and reserves for litigation and environmental remediation as these liabilities are not contractually fixed as to timing and amount.
Commitments and Contingencies
     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
     For a discussion of our off-balance sheet arrangements, see Item 8, Financial Statements and Supplementary Data, Notes 7 and 11, which are incorporated herein by reference.
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
     Accounting for Other Postretirement Benefits. We reflect an asset or liability for our postretirement benefit plan based on its over funded or under funded status. As of December 31, 2008, our postretirement benefit plan was under funded by $15 million. Our postretirement benefit obligation and net benefit costs are primarily based on actuarial calculations. We use various assumptions in performing these calculations, including those related to the return that we expect to earn on our plan assets, the estimated cost of health care when benefits are provided under our plan and other factors. A significant assumption we utilize is the discount rate used in calculating our benefit obligation. We select our discount rate by matching the timing and amount of our expected future benefit payments for our postretirement benefit obligation to the average yields of various high-quality bonds with corresponding maturities.

     Actual results may differ from the assumptions included in these calculations, and as a result, our estimates associated with our postretirement benefits can be, and often are, revised in the future. The income statement impact of the changes in the assumptions on our related benefit obligation, along with changes to the plan and other items, are deferred and recorded as either a regulatory asset or liability. The following table shows the impact of a one percent change in the primary assumptions used in our actuarial calculations associated with our postretirement benefits for the year ended December 31, 2008 (in millions):

		Change in Funded
		Status and Pretax
		Accumulated Other
	Net Benefit	Comprehensive
	Expense (Income)	Income
One percent increase in:
Discount rates	$—	$5
Expected return on plan assets	(1)	—
Health care cost trends	1	(5)
One percent decrease in:
Discount rates	$—	$(5)
Expected return on plan assets(1)	1	—
Health care cost trends	(1)	5

(1)	If the actual return on plan assets was one percent lower than the expected return on plan assets, our expected cash contributions to our postretirement benefit plan would not significantly change.
New Accounting Pronouncements Issued But Not Yet Adopted
     See Item 8, Financial Statements and Supplementary Data, Note 1, under New Accounting Pronouncements Issued But Not Yet Adopted, which is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to the risk of changing interest rates. At December 31, 2008, we had a note receivable from El Paso of approximately $136 million, with a variable interest rate of 3.2% that is due upon demand. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the market-based nature of its interest rate and the fact that it is a demand note.
     The table below shows the carrying value and related weighted-average effective interest rates on our non-affiliated fixed rate long-term debt securities estimated based on quoted market prices for the same or similar issues.

	December 31, 2008
	Expected Fiscal Year of Maturity of				December 31, 2007
	Carrying Amounts			Fair	Carrying	Fair
	2009-2013	Thereafter	Total	Value	Amount	Value
	(In millions, except for rates)
Liabilities:
Long-term debt — fixed rate	$—	$910	$910	$726	$1,132	$1,187
Average effective interest rate		6.7%
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
     Under the supervision and with the participation of management, including the President and Chief Financial Officer, we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

Report of Independent Registered Public Accounting Firm
The Partners of Southern Natural Gas Company
We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, partners’ capital/stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the three years in the period ended December 31, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Citrus Corp. and Subsidiaries (a corporation in which the Company had a 50% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included from Citrus Corp. and Subsidiaries, is based solely on the report of the other auditors, exclusive of the income adjustment related to the disposition of the equity interest in November 2007. In the consolidated financial statements, the Company’s investment in Citrus Corp. and Subsidiaries represents approximately 18% of total assets as of December 31, 2006, and earnings from this investment represent approximately 28% and 24% of income before income taxes for the years ended December 31, 2007 and 2006, respectively.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, and effective December 31, 2006 and January 1, 2008, the Company adopted the recognition and measurement date provisions, respectively, of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132 (R).
/s/ Ernst & Young LLP
Houston, Texas
February 26, 2009

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2008	2007	2006
Operating revenues	$540	$482	$462

Operating expenses
Operation and maintenance	189	160	169
Depreciation and amortization	53	53	49
Taxes, other than income taxes	27	27	26

	269	240	244

Operating income	271	242	218
Earnings from unconsolidated affiliates	13	88	78
Other income, net	10	13	8
Interest and debt expense	(72)	(91)	(95)
Affiliated interest income	13	19	18

Income before income taxes	235	271	227
Income taxes	—	69	65

Income from continuing operations	235	202	162
Discontinued operations, net of income taxes	—	19	22

Net income	235	221	184
Other comprehensive income	—	1	1

Comprehensive income	$235	$222	$185

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	3	5
Affiliates	71	89
Other	2	1
Materials and supplies	14	12
Other	15	11

Total current assets	105	118

Property, plant and equipment, at cost	3,636	3,448
Less accumulated depreciation and amortization	1,373	1,298

Total property, plant and equipment, net	2,263	2,150

Other assets
Investments in unconsolidated affiliates	81	84
Note receivable from affiliate	95	378
Other	85	73

	261	535

Total assets	$2,629	$2,803

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$28	$29
Affiliates	10	3
Other	18	16
Current maturities of long-term debt	—	34
Taxes payable	8	11
Accrued interest	18	24
Other	10	10

Total current liabilities	92	127

Long-term debt, less current maturities	910	1,098

Other liabilities	50	36

Commitments and contingencies (Note 7)
Partners’ capital	1,577	1,542

Total liabilities and partners’ capital	$2,629	$2,803

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$235	$221	$184
Less income from discontinued operations, net of income taxes	—	19	22

Income from continuing operations	235	202	162
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	53	53	49
Deferred income taxes	—	23	34
Earnings from unconsolidated affiliates, adjusted for cash distributions	3	42	2
Other non-cash income items	(5)	(6)	(2)
Asset and liability changes
Accounts receivable	13	(7)	21
Accounts payable	7	(13)	(6)
Taxes payable	—	(21)	(20)
Other current assets	(5)	5	(3)
Other current liabilities	(9)	(4)	(6)
Non current assets	(11)	(5)	(10)
Non current liabilities	4	(320)	2

Cash provided by (used in) continuing activities	285	(51)	223
Cash provided by discontinued activities	—	25	35

Net cash provided by (used in) operating activities	285	(26)	258

Cash flows from investing activities
Additions to property, plant and equipment	(138)	(243)	(273)
Net change in notes receivable from affiliate	289	(152)	57
Proceeds from the sale of assets	—	—	3

Cash provided by (used in) continuing activities	151	(395)	(213)
Cash used in discontinued activities	—	(25)	(45)

Net cash provided by (used in) investing activities	151	(420)	(258)

Cash flows from financing activities
Payments to retire long-term debt	(236)	(584)	—
Distributions to partners	(200)	—	—
Net proceeds from issuance of long-term debt	—	494	—
Contribution from parent	—	536	—
Contribution to discontinued operations	—	—	(10)

Cash provided by (used in) continuing activities	(436)	446	(10)
Cash provided by discontinued activities	—	—	10

Net cash provided by (used in) financing activities	(436)	446	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/STOCKHOLDER’S EQUITY
(In millions, except share amounts)

					Accumulated
			Additional		Other	Total	Total
	Common stock		Paid-in	Retained	Comprehensive	Stockholder’s	Partners’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Capital
January 1, 2006	1,000	$—	$340	$1,120	$(6)	$1,454	$—
Net income				184		184
Other comprehensive income					1	1	—
Adoption of SFAS No. 158, net of income taxes of $2					5	5	—

December 31, 2006	1,000	—	340	1,304	—	1,644	—
Net income				187		187
Other comprehensive income					1	1	—
Adoption of FIN No. 48, net of income taxes of $(3)				(5)		(5)	—
Reclassification to regulatory liability (Note 8)			—		(5)	(5)	—

October 31, 2007	1,000	—	340	1,486	(4)	1,822	—
Conversion to general partnership (November 1, 2007)	(1,000)		(340)	(1,486)	4	(1,822)	1,822
Contributions							536
Distributions							(850)
Net income							34

December 31, 2007	—	—	—	—	—	—	1,542
Net income							235
Distributions							(200)

December 31, 2008	—	$—	$—	$—	$—	$—	$1,577

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
  Basis of Presentation and Principles of Consolidation
     We are a Delaware general partnership, originally formed in 1935 as a corporation. We are owned 75 percent by El Paso SNG Holding Company, L.L.C., a subsidiary of El Paso Corporation (El Paso) and 25 percent by EPPP SNG GP Holdings, L.L.C., a subsidiary of El Paso Pipeline Partners, L.P. (MLP) which is majority owned by El Paso. In conjunction with the formation of El Paso’s MLP in November 2007, we distributed our 50 percent interest in Citrus Corp. (Citrus), our wholly owned subsidiaries Southern LNG, Inc. (SLNG) and Elba Express Company, LLC (Elba Express) to El Paso effective November 21, 2007. Citrus owns the Florida Gas Transmission Company, LLC (FGT) pipeline system and SLNG owns our Elba Island LNG facility. We have reflected the SLNG and Elba Express operations as discontinued operations in our financial statements for periods prior to their distribution. Additionally, effective November 1, 2007, we converted to a general partnership and are no longer subject to income taxes and settled our current and deferred income tax balances through El Paso’s cash management program. For a further discussion of these and other related transactions, see Notes 2, 3 and 11.
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
  Regulated Operations
     Our natural gas pipeline and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We follow the regulatory accounting principles prescribed under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. Under SFAS No. 71, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that will be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement employee benefit plan costs, loss on reacquired debt, an equity return component on regulated capital projects and certain costs included in, or expected to be included in, future rates.
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
     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from less than one percent to 20 percent per year. Using these rates, the remaining depreciable lives of these assets range from 3 to 43 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation and storage rates.
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
     At December 31, 2008 and 2007, we had $48 million and $102 million of construction work in progress included in our property, plant and equipment.

     We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Interest costs on debt amounts capitalized during the years ended December 31, 2008, 2007 and 2006, were $3 million, $4 million and $3 million. These debt amounts are included as a reduction to interest and debt expense on our income statement. The equity portion of capitalized costs is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized (exclusive of taxes) during the years ended December 31, 2008, 2007 and 2006, were $7 million, $8 million and $5 million. These equity amounts are included as other non-operating income on our income statement.
  Asset and Investment Impairments
     We evaluate assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our long-lived assets carrying values based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets being sold and our established time frame for completing the sale, among other factors.
     We reclassify the asset (or groups of assets) to be sold as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have significant long-term continuing involvement with those assets after they are sold. We cease depreciating assets in the period that they are reclassified as either held for sale or as discontinued operations.
  Revenue Recognition
     Our revenues are primarily generated from natural gas transportation and storage services. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Gas not used in operations is based on the volumes of natural gas we are allowed to retain and dispose of relative to the amounts we use for operating purposes. As calculated in a manner set forth in our tariff, any revenues generated from any excess natural gas retained and not burned are shared with our customers on an annual basis. We recognize our share of revenues on gas not used in operations from our shippers when we retain the volumes at the market prices required under our tariffs. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.
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
  Income Taxes
     Effective November 1, 2007, we converted to a general partnership in conjunction with the formation of El Paso’s MLP and accordingly, we are no longer subject to income taxes. As a result of our conversion to a general partnership, we settled our existing current and deferred tax balances with recoveries of note receivables from El Paso under its cash management program pursuant to our tax sharing agreement with El Paso (see Notes 3 and 11). Prior to that date, we recorded current income taxes based on our taxable income and provided for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represented the income tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We accounted for tax credits under the flow-through method, which reduced the provision for income taxes in the year the tax credits first became available. We reduced deferred tax assets by a valuation allowance when, based on our estimates, it was more likely than not that a portion of those assets would not be realized in a future period.
     On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109. The adoption of FIN No. 48 did not have a material impact on our financial statements.
  Accounting for Asset Retirement Obligations
     We account for our asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FIN No. 47, Accounting for Conditional Asset Retirement Obligations. We record a liability for legal obligations associated with the replacement, removal or retirement of our long-lived assets in the period the obligation is incurred. Our asset retirement liabilities are recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization expense in our income statement. We have the ability to recover certain of these costs from our customers and have recorded an asset (rather than expense) associated with the depreciation of the property, plant and equipment and accretion of the liabilities described above.
     We have legal obligations associated with our natural gas pipeline and related transmission facilities and storage wells. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities relate primarily to purging and sealing the pipeline if it is abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We are required to operate and maintain our natural gas pipeline and storage system, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that the substantial majority of our natural gas pipeline and storage system assets have indeterminate lives. As of December 31, 2008, we had asset retirement liabilities of $20 million primarily related to pipelines we plan to abandon, and we report this amount on our balance sheet in other non-current liabilities. Our asset retirement liabilities as of December 31, 2007 were not material to our financial statements. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.

 Postretirement Benefits
     We maintain a postretirement benefit plan covering certain of our former employees. This plan requires us to make contributions to fund the benefits to be paid out under the plan. These contributions are invested until the benefits are paid out to plan participants. We record the net benefit cost related to this plan in our income statement. This net benefit cost is a function of many factors including benefits earned during the year by plan participants (which is a function of the level of benefits provided under the plan, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to our postretirement plan, see Note 8.
     Effective December 31, 2006, we began accounting for our postretirement benefit plan under the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and recorded a $5 million increase, net of income taxes of $2 million, to accumulated other comprehensive income related to the adoption of this standard. Under SFAS No. 158, we record an asset or liability for our postretirement benefit plan based on its over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities. Upon adoption of this FERC guidance, we reclassified $5 million from accumulated other comprehensive income to a regulatory liability.
     Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158 and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.
 New Accounting Pronouncements Issued But Not Yet Adopted
     As of December 31, 2008, the following accounting standards had not yet been adopted by us.
     Fair Value Measurements. We have adopted the provisions of SFAS No. 157, Fair Value Measurements in measuring the fair value of financial assets and liabilities in the financial statements. We have elected to defer the adoption of SFAS No. 157 for certain of our non-financial assets and liabilities until January 1, 2009, the adoption of which will not have a material impact on our financial statements.
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
     Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provides guidance on the presentation of minority interest, subsequently renamed “noncontrolling interest,” in the financial statements. This standard requires that noncontrolling interest be presented as a separate component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that noncontrolling interest be presented as a separate caption in the income statement. This standard also requires all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. We will adopt the provisions of this standard effective January 1, 2009. The adoption of this standard will not have a material impact on our financial statements.

2. Divestitures
     In November 2007, in conjunction with the formation of El Paso’s MLP, we distributed our wholly owned subsidiaries SLNG and Elba Express to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. We also distributed our investment in Citrus to El Paso which is not reflected in discontinued operations. The table below summarizes the operating results of our discontinued operations for each of the two years ended December 31, 2007 and 2006.

	2007	2006
	(In millions)
Revenues	$61	$66
Costs and expenses	(35)	(32)
Other income, net	4	1
Interest and debt expense	1	1

Income before income taxes	31	36
Income taxes	12	14

Income from discontinued operations, net of income taxes	$19	$22

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
     Components of Income Taxes. The following table reflects the components of income taxes included in income from continuing operations for each of the two years ended December 31, 2007 and 2006:

	2007	2006
	(In millions)
Current
Federal	$40	$30
State	6	1

	46	31

Deferred
Federal	19	29
State	4	5

	23	34

Total income taxes	$69	$65

     Effective Tax Rate Reconciliation. Our income taxes, included in income from continuing operations, differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the two years ended December 31, 2007 and 2006:

	2007	2006
	(In millions, except for rates)
Income taxes at the statutory federal rate of 35%	$95	$79
Increase (decrease)
Pretax income not subject to income tax after conversion to partnership	(11)	—
State income taxes, net of federal income tax benefit	6	4
Earnings from unconsolidated affiliates where we anticipate receiving dividends	(21)	(17)
Other	—	(1)

Income taxes	$69	$65

Effective tax rate	25%	29%

4. Financial Instruments
     At December 31, 2008 and 2007, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term maturity of these instruments. At December 31, 2008 and 2007, we had an interest bearing note receivable from El Paso of approximately $136 million and $425 million due upon demand, with a variable interest rate of 3.2% and 6.5%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the market-based nature of its interest rate and the fact that it is a demand note.
     In addition, the carrying amounts and estimated fair values of our long-term debt are based on quoted market prices for the same or similar issues and are as follows at December 31:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Long-term debt, including current maturities	$910	$726	$1,132	$1,187
5. Regulatory Assets and Liabilities
     Below are the details of our regulatory assets and liabilities at December 31:

	2008	2007
	(In millions)
Current regulatory assets	$1	$—

Non-current regulatory assets
Taxes on capitalized funds used during construction	34	31
Unamortized loss on reacquired debt	36	24
Other	4	3

Total non-current regulatory assets	74	58

Total regulatory assets	$75	$58

Non-current regulatory liabilities
Cost of removal of offshore assets	$4	$7
Postretirement benefits	—	23

Total non-current regulatory liabilities	$4	$30

6. Debt and Credit Facilities
     Debt. Our long-term debt consisted of the following at December 31:

	2008	2007
	(In millions)
6.125% Notes due September 2008	$—	$34
5.90% Notes due April 2017	500	500
7.35% Notes due February 2031	153	300
8.0% Notes due March 2032	258	300

	911	1,134
Less: Current maturities	—	34
Unamortized discount	1	2

Total long-term debt, less current maturities	$910	$1,098

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
     Under our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions. For the year ended December 31, 2008, we were in compliance with our debt-related covenants. Our long-term debt contains cross-acceleration provisions, the most restrictive of which is a $10 million cross-acceleration clause. If triggered, repayment of the long-term debt that contains these provisions could be accelerated.

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
     In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At December 31, 2008, we accrued approximately $2 million for our outstanding legal matters.
 Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2008, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.
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
 Regulatory Matters
     Notice of Proposed Rulemaking. In October 2007, the Minerals Management Service (MMS) issued a Notice of Proposed Rulemaking for Oil and Gas and Sulphur Operations in the Outer Continental Shelf (OCS) — Pipelines and Pipeline Rights-of-Way. If adopted, the proposed rules would substantially revise MMS OCS pipeline and rights-of-way regulations. The proposed rules would have the effect of: (1) increasing the financial obligations of entities, like us, which have pipelines and pipeline rights-of-way in the OCS; (2) increasing the regulatory requirements imposed on the operation and maintenance of existing pipelines and rights of way in the OCS; and (3) increasing the requirements and preconditions for obtaining new rights-of-way in the OCS.

     Greenhouse Gas (GHG) Emissions. Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. In the United States, it is likely that federal legislation requiring GHG controls will be enacted in the next few years. In addition, the EPA is considering initiating a rulemaking to regulate GHGs under the Clean Air Act. Legislation and regulation are also in various stages of discussions or implementation in many of the states in which we operate. Additionally, lawsuits have been filed seeking to force the federal government to regulate GHG emissions and individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects. Our costs and legal exposure related to GHG regulations are not currently determinable.
     Rate Case. Under the terms of our last rate settlement, we are obligated to file proposed new rates to be effective no later than October 1, 2010. We anticipate filing a new rate case no later than March 2009 with revised rates expected to become effective September 1, 2009.
 Other Matters
     Calpine Bankruptcy. In 2007, Calpine Corporation (Calpine) rejected its firm transportation contract with us which ran through 2019. Although our original undiscounted claim for this contract rejection was approximately $75 million, we entered into a settlement with Calpine under its plan of reorganization filed in June 2007 in connection with its bankruptcy proceeding. During the year of 2008, we recognized revenue of $35 million related to distributions received under Calpine’s approved plan of reorganization.
 Commitments, Purchase Obligations and Other Matters
     Commercial Commitments. We have entered into unconditional purchase obligations for products and services totaling approximately $13 million at December 31, 2008. Our annual obligations under these agreements are $10 million in 2009, and $1 million in each of 2010, 2011 and 2012. In addition, we have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.
     Operating Leases and Other Commercial Commitments. We lease property, facilities and equipment under various operating leases. Our primary commitment under operating leases is the lease of our office space in Birmingham, Alabama. El Paso guarantees our obligations under these lease agreements. Minimum future annual rental commitments on our operating leases as of December 31, 2008, were as follows:

Year Ending
December 31,	(In millions)
2009	$2
2010	3
2011	3
2012	3
2013	3
Thereafter	11

Total	$25

     Rent expense on our operating leases for each of the three years ended December 31, 2008, 2007 and 2006 was $4 million, less than $1 million, and $3 million. These amounts include our share of rent allocated to us from El Paso.
     We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Currently, our obligations under these easements are not material to the results of our operations.
     Guarantees. We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. As of December 31, 2008, we have a performance guarantee related to contracts held by SLNG, an entity formerly owned by us, with a maximum exposure of $225 million and a performance guarantee related to contracts held by Elba Express, an entity formerly owned by us, with no stated maximum limit. We estimate our potential exposure related to these guarantees is approximately $631 million, which is based on their remaining estimated obligations under the contracts.
8. Retirement Benefits
     Pension and Retirement Benefits. El Paso maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including our former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions depending on its performance relative to its peers. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.
     Postretirement Benefits. We provide postretirement medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits. Employees in this group who retire after June 30, 2000 continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. To the extent actual costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded. We expect to contribute $4 million to our postretirement benefit plan in 2009.
     Effective December 31, 2006, we began accounting for our postretirement benefit plan under recognition provisions of SFAS No. 158. Under SFAS No. 158, we record an asset or liability for our postretirement benefit plan based on its over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities. Upon adoption of this FERC guidance, we reclassified $5 million from accumulated other comprehensive income to a regulatory liability.
     Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158 and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.
     Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. The table below provides information about our postretirement benefit plan. In 2008, we adopted the measurement date provisions of SFAS 158 and the information below for 2008 is presented and computed as of and for the fifteen months ended December 31, 2008. For 2007, the information is presented and computed as of and for the twelve months ended September 30, 2007.

	December 31,	September 30,
	2008	2007
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of period	$62	$73
Interest cost	4	4
Participant contributions	1	1
Actuarial (gain) loss	1	(9)
Benefits paid (1)	(7)	(7)

Accumulated postretirement benefit obligation — end of period	$61	$62

Change in plan assets:
Fair value of plan assets — beginning of period	$66	$59
Actual return on plan assets	(17)	9
Employer contributions	4	4
Participant contributions	1	1
Benefits paid	(8)	(7)

Fair value of plan assets — end of period	$46	$66

Reconciliation of funded status:
Fair value of plan assets	$46	$66
Less: Accumulated postretirement benefit obligation	61	62
Fourth quarter contributions		—

Net asset (liability) at December 31	$(15)	$4

(1)	Amounts shown are net a subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

     Plan Assets. The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is the result of general economic and capital market conditions. As a result of the general decline in the markets for debt and equity securities, the fair value of our plan assets and the funded status of our other postretirement benefit plan declined during 2008, which resulted in a decrease in our plan assets and regulatory liability when our plan’s assets and obligation were remeasured at December 31, 2008. The following table provides the target and actual asset allocations in our postretirement benefit plan as of December 31, 2008 and September 30, 2007:

		Actual	Actual
Asset Category	Target	2008	2007
	(Percent)
Equity securities	65	65	63
Debt securities	35	34	33
Cash and cash equivalents	—	1	4

Total	100	100	100

     Expected Payment of Future Benefits. As of December 31, 2008, we expect the following payments (net of participant contributions and an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003) under our plan (in millions):

Year Ending
December 31,
2009	$6
2010	6
2011	5
2012	5
2013	5
2014-2018	24
     Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations for 2008, 2007 and 2006:

	2008	2007	2006
	(Percent)
Assumptions related to benefit obligations at December 31, 2008 and September 30, 2007 and 2006 measurement dates:
Discount rate	6.00	6.05	5.50
Assumptions related to benefit costs at December 31:
Discount rate	6.05	5.50	5.25
Expected return on plan assets(1)	8.00	8.00	8.00

(1)	The expected return on plan assets is a pre-tax rate of return based on our targeted portfolio of investments. Our postretirement benefit plan’s investment earnings are subject to unrelated business income tax at a rate of 35%. The expected return on plan assets for our postretirement benefit plans is calculated using the after-tax rate of return.

     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 8.6 percent in 2008, gradually decreasing to 5.0 percent by the year 2015. Changes in the assumed health care cost trends can have a significant effect on the amounts reported for our postretirement benefit plan. A one-percentage point change would not have had a significant effect on interest costs in 2008 or 2007. A one-percentage point change in assumed health care cost trends would have the following effects as of December 31, 2008 and 2007:

	2008	2007
	(In millions)
One percentage point increase:
Accumulated postretirement benefit obligation	$5	$5
One percentage point decrease:
Accumulated postretirement benefit obligation	$(5)	$(4)
     Components of Net Benefit Cost. For each of the years ended December 31, the components of net benefit costs are as follows:

	2008	2007	2006
	(In millions)
Interest cost	$4	$4	$4
Expected return on plan assets	(3)	(3)	(3)
Amortization of net actuarial gain	(1)	—	—

Net postretirement benefit cost	$—	$1	$1

9. Transactions with Major Customers
     The following table shows revenues from our major customers for each of the three years ended December 31:

	2008	2007	2006
	(In millions)
SCANA Corporation(1)	$79	$77	$71
Southern Company Services	55	54	53

(1)	A significant portion of revenues received from a subsidiary of SCANA Corporation resulted from firm capacity released by Atlanta Gas Light Company under terms allowed by our tariff.
10. Supplemental Cash Flow Information
     The following table contains supplemental cash flow information from continuing operations for each of the three years ended December 31:

	2008	2007		2006
	(In millions)
Interest paid, net of capitalized interest	$75	$97		$95
Income tax payments	—	374	(1)	53

(1)	Includes amounts related to the settlement of current and deferred tax balances due to the conversion to a partnership in November 2007 (see Notes 3 and 11).

11. Investments in Unconsolidated Affiliates and Transactions with Affiliates
 Investments in Unconsolidated Affiliates
     Citrus. Prior to its transfer to El Paso in November 2007 in conjunction with the formation of El Paso’s MLP, we had a 50 ownership percent interest in Citrus, which owns the FGT pipeline system. CrossCountry Energy, LLC (CrossCountry), a subsidiary of Southern Union Company, owns the other 50 percent of Citrus. During 2007 and 2006, we received $103 million and $63 million in dividends from Citrus.
     Bear Creek Storage Company (Bear Creek). We have a 50 percent ownership interest in Bear Creek, a joint venture with Tennessee Gas Storage Company, our affiliate. We account for our investment in Bear Creek using the equity method of accounting. Our investment in Bear Creek at December 31, 2008 and 2007 was $81 million and $84 million. During 2008, 2007 and 2006, we received $16 million, $27 million and $17 million in dividends from Bear Creek.
     Summarized financial information of our proportionate share of our unconsolidated affiliates as of and for the years ended December 31 is presented as follows:

	2008	2007		2006
	(In millions)
Operating results data:(1)
Operating revenues	$20	$267		$262
Operating expenses	8	115		113
Income from continuing operations and net income	13	92	(2)	78

	2008	2007
	(In millions)
Financial position data:
Current assets	$27	$28
Non-current assets	55	58
Other current liabilities	1	2
Equity in net assets	81	84

(1)	Includes Citrus results for the entire year ended December 31, 2007. Our share of Citrus’ net income prior to the distribution of this investment in November 2007 was $75 million, adjusted for the excess purchase price amortization.

(2)	The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates in 2007 is due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings on our investments.
 Transactions with Affiliates
     MLP Acquisition. On September 30, 2008, El Paso’s MLP acquired an additional 15 percent ownership interest in us.
     Contributions/Distributions. On November 21, 2007, in conjunction with the formation of the MLP, we made a distribution of our 50 percent ownership in Citrus and our wholly owned subsidiaries SLNG and Elba Express (described in Note 1) with a book value of approximately $850 million to El Paso and El Paso made a capital contribution of approximately $536 million to us.
     We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During 2008, we paid cash distributions of approximately $200 million to our partners. In addition, in January 2009 we paid a cash distribution to our partners of approximately $35 million. We did not make any distributions to our partners during 2007.

     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At December 31, 2008 and 2007, we had a note receivable from El Paso of $136 million and $425 million. We classified $41 million and $47 million of this receivable as current on our balance sheets at December 31, 2008 and 2007, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on our note at December 31, 2008 and 2007 was 3.2% and 6.5%.
     Income Taxes. Effective November 1, 2007, we converted into a general partnership as discussed in Note 1 and settled our existing current and deferred tax balances of approximately $334 million pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. During 2007, we also settled $20 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements are reflected as operating activities in our statement of cash flows.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, whose purpose is solely to invest in our receivables. As of December 31, 2008 and 2007, we sold approximately $48 million and $59 million of receivable, received cash of approximately $24 million and $28 million and received subordinated beneficial interests of approximately $23 million and $30 million. In conjunction with the sale, the QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $25 million and $28 million as of December 31, 2008 and 2007. We reflect the subordinated interest in receivables sold at their fair value on the date they are issued. These amounts (adjusted for subsequent collections), are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under these agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the years ended December 31, 2008 and 2007.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including natural gas transportation services to affiliates under long-term contracts.
     We do not have employees. Following our reorganization in November 2007, our former employees continue to provide services to us through an affiliated service company owned by our general partner, El Paso. We are managed and operated by officers of El Paso, our general partner. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from Tennessee Gas Pipeline Company, our affiliate, associated with our pipeline services. These allocations are based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll.
     The following table shows overall revenues and charges from our affiliates for each of the three years ended December 31:

	2008	2007	2006
	(In millions)
Revenues from affiliates	$6	$7	$9
Operation and maintenance expenses from affiliates	107	69	65

12. Supplemental Selected Quarterly Financial Information (Unaudited)
     Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In millions)
2008
Operating revenues	$163	$125	$123	$129	$540
Operating income	101	61	54	55	271
Net income	95	53	44	43	235

2007
Operating revenues	$120	$114	$121	$127	$482
Operating income	67	55	56	64	242
Income from continuing operations	57	47	46	52	202
Discontinued operations, net of income taxes	6	3	6	4	19
Net income	63	50	52	56	221

SCHEDULE II
SOUTHERN NATURAL GAS COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006
(In millions)

	Balance at	Charged to		Charged to	Balance
	Beginning	Costs and		Other	at End
Description	of Period	Expenses	Deductions	Accounts	of Period
2008
Legal reserves	$2	—	—	—	$2
Environmental reserves	1	—	—	—	1
2007(1)
Valuation allowance on deferred tax assets	$1	$—	$—	$(1)	$—
Legal reserves	2	—	—	—	2
Environmental reserves	1	—	—	—	1
2006(1)
Allowance for doubtful accounts	$1	$—	$—	$(1)	$—
Valuation allowance on deferred tax assets	1	—	—	—	1
Legal reserves	2	—	—	—	2
Environmental reserves	—	1	—	—	1

(1)	Amounts reflect the reclassification of certain entities as discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at December 31, 2008. See Item 8, Financial Statements and Supplementary Data under Management’s Annual Report on Internal Control Over Financial Reporting.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9A(T). CONTROLS AND PROCEDURES
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. See Item 8, Financial Statements and Supplementary Data, under Management’s Annual Report on Internal Control Over Financial Reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management Committee and Executive Officers
     We are a Delaware general partnership with two partners, the first of which is a wholly owned subsidiary of El Paso (the “El Paso Partner”), and the second of which is a wholly owned subsidiary of the MLP (the “MLP Partner”). The El Paso Partner owns a 75 percent interest in our partnership, and the MLP Partner owns our remaining 25 percent interest. A general partnership agreement governs our ownership and management. Although our management is vested in its partners, the partners have agreed to delegate our management to a management committee. Decisions of or actions taken by the management committee are binding on us. The management committee is composed of four representatives, with three representatives being designated by the El Paso Partner and one representative being designated by the MLP Partner. Each member of the management committee has full authority to act on behalf of the partner that designated such member with respect to matters pertaining to us. Each member of the management committee is entitled to one vote on each matter submitted for a vote of the management committee, and the vote of a majority of the members of the management committee constitutes action of the management committee, except for certain actions specified in the general partnership agreement that require unanimous approval of the management committee. Our officers are appointed by the management committee.
     The following provides biographical information for each of our executive officers and management committee members as of March 2, 2009.
     There are no family relationships among any of our executive officers or management committee members, and, unless described herein, no arrangement or understanding exists between any executive officer and any other person pursuant to which he was or is to be selected as an officer.

Name	Age	Position
James C. Yardley	57	President and Management Committee Member

John R. Sult	49	Senior Vice President, Chief Financial Officer and Controller

Daniel B. Martin	52	Senior Vice President and Management Committee Member

Norman G. Holmes	52	Senior Vice President, Chief Commercial Officer and Management Committee Member

Michael J. Varagona	53	Vice President, Business Development and Management Committee Member
     James C. Yardley. Mr. Yardley has been a member of the Management Committee of Southern Natural Gas Company since November 2007 and President since May 1998. Mr. Yardley previously served as Chairman of the Board of Southern Natural Gas Company from May 2005 to November 2007 and a director from November 2001 to November 2007. He has been Executive Vice President of our parent El Paso with responsibility for oversight of the regulated pipeline business unit since August 2006. Mr. Yardley has served as Vice President, Marketing and Business Development for Southern Natural Gas Company from April 1994 to April 1998. Prior to that time, Mr. Yardley worked in various capacities with Southern Natural Gas Company and Sonat Inc. beginning in 1978. Mr. Yardley serves as Director, President and Chief Executive Officer of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P.
     John R. Sult. Mr. Sult has been Senior Vice President, Chief Financial Officer and Controller of Southern Natural Gas Company since November 2005. Mr. Sult also serves as Senior Vice President and Controller of our parent El Paso and as Senior Vice President, Chief Financial Officer and Controller of our affiliates El Paso Natural Gas Company, Colorado Interstate Gas Company, and Tennessee Gas Pipeline Company. He held the position of Vice President and Controller at Halliburton Energy Services Company from August 2004 until joining El Paso in October 2005. From December 2002 to July 2004, Mr. Sult provided finance and accounting advisory services to energy companies as an independent consultant. He served as an audit partner for Arthur Andersen LLP from September 1994 to December 2002. Mr. Sult serves as Senior Vice President, Chief Financial Officer and Controller of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P.

     Daniel B. Martin. Mr. Martin has been a member of the Management Committee of Southern Natural Gas Company since November 2007 and Senior Vice President since June 2000. He previously served as a director of Southern Natural Gas Company from May 2005 to November 2007. Mr. Martin has been a director of our affiliates El Paso Natural Gas Company and Tennessee Gas Pipeline Company since May 2005. Mr. Martin has been Senior Vice President of Tennessee Gas Pipeline Company since June 2000 and Senior Vice President of El Paso Natural Gas Company since February 2000. He served as a director of ANR Pipeline Company from May 2005 through February 2007 and Senior Vice President of ANR Pipeline Company from January 2001 to February 2007. Prior to that time, Mr. Martin worked in various capacities with Tennessee Gas Pipeline Company beginning in 1978. Mr. Martin serves as Senior Vice President of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P.
     Norman G. Holmes. Mr. Holmes has been a member of the Management Committee of Southern Natural Gas Company since November 2007 and Senior Vice President and Chief Commercial Officer since August 2006. He previously served as a director of Southern Natural Gas Company from November 2005 to November 2007. Mr. Holmes served as Vice President, Business Development of Southern Natural Gas Company from 1999 to 2006 and as Vice President and Controller from 1995 to 1999. Prior to that time, Mr. Holmes worked in various capacities with Southern Natural Gas Company and Sonat, Inc. beginning in 1979. Mr. Holmes serves as Senior Vice President of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P.
     Michael J. Varagona. Mr. Varagona has been a member of the Management Committee of Southern Natural Gas Company since November 2007 and Vice President of Business Development since January 2007. Mr. Varagona served as Director, Business Development from January 2004 to December 2006. Prior to that time, Mr. Varagona worked in various capacities with Sonat, Inc. and El Paso beginning in 1978.
Audit Committee, Compensation Committee and Code of Ethics
     As a majority owned subsidiary of El Paso, we rely on El Paso for certain support services. As a result, we do not have a separate corporate audit committee or audit committee financial expert, or a separate compensation committee. Also, we have not adopted a separate code of ethics. However, our executives are subject to El Paso’s code of ethics, referred to as the “Code of Business Conduct”. The Code of Business Conduct is a value-based code that is built on five core values: stewardship, integrity, safety, accountability and excellence. In addition to other matters, the Code of Business Conduct establishes policies to deter wrongdoing and to promote honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the Code of Business Conduct. A copy of the Code of Business Conduct is available for your review at El Paso’s website, www.elpaso.com. Copies will also be provided to any person upon request. Such requests should be in writing, addressed to El Paso Corporation, c/o Ms. Marguerite Woung-Chapman, Corporate Secretary, P.O. Box 2511, Houston, TX 77252.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     SNG is a Delaware general partnership. SNG is owned 75 percent indirectly through a wholly-owned subsidiary of El Paso, and is owned 25 percent by EPPP SNG GP Holdings, L.L.C., a subsidiary of El Paso Pipeline Partners, L.P., El Paso’s master limited partnership. The address of each of El Paso and El Paso Pipeline Partners, L.P. is 1001 Louisiana Street, Houston, Texas 77002.
     The following table sets forth, as of February 23, 2009, the number of shares of common stock of El Paso owned by each of our executive officers and management committee members and all of our management committee members and executive officers as a group.

	Shares of	Shares		Percentage of
	Common	Underlying	Total Shares	Total Shares
	Stock	Options	of Common	of Common
	Owned	Exercisable	Stock	Stock
	Directly or	Within	Beneficially	Beneficially
Name of Beneficial Owner	Indirectly	60 Days(1)	Owned	Owned(2)
James C. Yardley	205,448	404,245	609,693	*
John R. Sult	64,945	94,607	159,552	*
Daniel B. Martin	132,437	263,701	396,138	*
Norman G. Holmes	54,728	172,271	226,999	*
Michael J. Varagona	33,238	55,669	88,907	*
All management committee members and executive officers as a group (5 persons)	490,796	990,493	1,481,289	*

*	Less than 1%.

(1)	The shares indicated represent stock options granted under El Paso’s current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 23, 2009. Shares subject to options cannot be voted.

(2)	Based on 698,613,542 shares outstanding as of February 23, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     We are a general partnership presently owned 75 percent indirectly through a wholly owned subsidiary of El Paso and 25 percent through a wholly owned subsidiary of the MLP.
SNG Guarantee of Elba Island Expansion
     We formerly owned Southern LNG Inc. (SLNG), which owns and operates a LNG receiving and regasification terminal on Elba Island near Savannah, Georgia. SLNG is now a subsidiary of El Paso. In connection with an ongoing expansion of the Elba Island LNG terminal (Elba III), we have guaranteed necessary funds (up to a defined limit) to permit the construction of the Elba III expansion.
SNG Guarantee of Elba Express Expansion
     SNG formerly owned Elba Express Pipeline Company, LLC (EEC), which is in the process of constructing a 191-mile pipeline primarily in Georgia. EEC is now a subsidiary of El Paso. We have agreed to provide, at our election, either all necessary funds to Elba Express (up to a defined limit) or a guarantee in the form of a performance bond (up to a defined limit) to permit the construction of the Elba Express pipeline.
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
     For a description of certain additional affiliate transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The audit fees for the years ended December 31, 2008 and 2007 of $751,000 and $863,000, respectively, were primarily for professional services rendered by Ernst & Young LLP for the audits of the consolidated financial statements of Southern Natural Gas Company and its subsidiaries as well as the review of documents filed with the Securities and Exchange Commission, consents, and the issuance of comfort letters.
All Other Fees
     No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2008 and 2007.
Policy for Approval of Audit and Non-Audit Fees
     We are substantially owned by El Paso and its subsidiaries and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2009 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following consolidated financial statements are included in Part II, Item 8 of this report:
1. Financial Statements
     All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.
3. and (b). Exhibits
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March 2009.

SOUTHERN NATURAL GAS COMPANY
By:	/s/ James C. Yardley
James C. Yardley
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Southern Natural Gas Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James C. Yardley	President and Management Committee	March 2, 2009
James C. Yardley	Member (Principal Executive Officer)

/s/ John R. Sult	Senior Vice President,	March 2, 2009
John R. Sult	Chief Financial Officer and Controller (Principal
Accounting and Financial Officer)

/s/ Daniel B. Martin	Senior Vice President and Management	March 2, 2009
Daniel B. Martin	Committee Member

/s/ Norman G. Holmes	Senior Vice President,	March 2, 2009
Norman G. Holmes	Chief Commercial Officer and Management Committee Member

/s/ Michael J. Varagona	Vice President and	March 2, 2009
Michael J. Varagona	Management Committee Member

SOUTHERN NATURAL GAS COMPANY
EXHIBIT INDEX
December 31, 2008
     Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
3.A	Certificate of Conversion (Exhibit 3.A to our Current Report on Form 8-K filed with the SEC on November 7, 2007).

3.B	Statement of Partnership Existence (Exhibit 3.B to our Current Report on Form 8-K filed with the SEC on November 7, 2007).

3.C	General Partnership Agreement dated November 1, 2007 (Exhibit 3.C to our Current Report on Form 8-K filed with the SEC on November 7, 2007).

3.D	First Amendment to the General Partnership Agreement of Southern Natural Gas Company, dated September 30, 2008 (Exhibit 3.A to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

4.A	Indenture dated June 1, 1987 between Southern Natural Gas Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee (Exhibit 4.A to our 2006 Form 10-K); First Supplemental Indenture, dated as of September 30, 1997, between Southern Natural Gas Company and the Trustee (Exhibit 4.A.1 to our 2006 Form 10-K); Second Supplemental Indenture dated as of February 13, 2001, between Southern Natural Gas Company and the Trustee (Exhibit 4.A.2 to our 2006 Form 10-K); Third Supplemental Indenture dated as of March 26, 2007 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on March 28, 2007); Fourth Supplemental Indenture dated as of May 4, 2007 among Southern Natural Gas Company, Wilmington Trust Company (solely with respect to certain portions thereof) and The Bank of New York Trust Company, N.A. (Exhibit 4.C to our 2007 First Quarter 10-Q); Fifth Supplemental Indenture dated October 15, 2007 by and among SNG, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on October 16, 2007); Sixth Supplemental Indenture dated November 1, 2007 by and among SNG, Southern Natural Issuing Corporation, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on November 7, 2007).

4.B	Form of 5.90% Note due 2017 (included as Exhibit A to Exhibit 4.A of our Current Report on Form 8-K filed with the SEC on March 28, 2007).

4.C	Indenture dated as of March 5, 2003 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., successor to The Bank of New York, as Trustee (Exhibit 4.1 to our Form 8-K filed with the SEC on March 5, 2003).

10.A	First Tier Receivables Sale Agreement dated October 6, 2006, between Southern Natural Gas Company and SNG Finance Company, L.L.C. (Exhibit 10.A to our Form 8-K filed with the SEC on October 13, 2006).

10.B	Second Tier Receivables Sale Agreement dated October 6, 2006, between SNG Finance Company, L.L.C. and SNG Funding Company, L.L.C. (Exhibit 10.B to Form 8-K filed with the SEC on October 13, 2006).

10.C.1	Receivables Purchase Agreement dated October 6, 2006, among SNG Funding Company, L.L.C., as Seller, Southern Natural Gas Company, as Servicer, Starbird Funding Corporation, as the initial Conduit Investor and Committed Investor, the other investors from time to time parties thereto, BNP Paribas, New York Branch, as the initial Managing Agent, the other Managing Agents from time to time parties thereto, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.C to our Form 8-K filed with the SEC on October 13, 2006).

Exhibit
Number	Description
10.C.2	Amendment No. 1, dated as of December 1, 2006, to the Receivables Purchase Agreement dated as of October 6, 2006, among SNG Funding Company, Southern Natural Gas Company, as initial Servicer, Starbird Funding Corporation and the other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.C.1 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007).

10.C.3	Amendment No. 2, dated as of October 4, 2007, to the Receivables Purchase Agreement dated as of October 6, 2006 among SNG Funding Company, L.L.C., Southern Natural Gas Company, as initial Servicer, Starbird Funding Corporation and other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.A to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 5, 2007).

10.C.4	Amendment No. 3, dated as of October 2, 2008, to the Receivables Purchase Agreement dated as of October 6, 2006 among SNG Funding Company, L.L.C., Southern Natural Gas Company, as initial Servicer, Starbird Funding Corporation and other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.A to our Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 10, 2008).

*10.C.5	Amendment No. 4, dated as of October 31, 2008, to the Receivables Purchase Agreement dated as of October 6, 2006 among SNG Funding Company, L.L.C., Southern Natural Gas Company, as initial Servicer, Starbird Funding Corporation and other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent.

10.D	Registration Rights Agreement, dated as of March 26, 2007, among Southern Natural Gas Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, BNP Paribas Securities Corp., HVB Capital Markets, Inc., Greenwich Capital Markets, Inc., Scotia Capital (USA) Inc., and SG Americas Securities, LLC (Exhibit 10.A to our Current Report on Form 8-K filed with the SEC on March 28, 2007).

*21	Subsidiaries of Southern Natural Gas Company

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.