Form 10-Q
period 2009-03-31
SOUTHERN NATURAL GAS CO
filed 2009-05-11
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-2745
____________________

Southern Natural Gas Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0196650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

El Paso Building
1001 Louisiana Street Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2009	2008
Operating revenues	$126	$163
Operating expenses
Operation and maintenance	41	41
Depreciation and amortization	14	14
Taxes, other than income taxes	7	7
	62	62
Operating income	64	101
Earnings from unconsolidated affiliate	3	4
Other income (expense), net	(4)	4
Interest and debt expense	(16)	(20)
Affiliated interest income	1	6
Net income	$48	$95

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	2	3
Affiliates	111	71
Other	—	2
Materials and supplies	14	14
Other	4	15
Total current assets	131	105
Property, plant and equipment, at cost	3,643	3,636
Less accumulated depreciation and amortization	1,374	1,373
Total property, plant and equipment, net	2,269	2,263
Other assets
Investment in unconsolidated affiliate	80	81
Note receivable from affiliate	53	95
Other	82	85
	215	261
Total assets	$2,615	$2,629

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$11	$28
Affiliates	9	10
Other	13	18
Taxes payable	7	8
Accrued interest	18	18
Other	7	10
Total current liabilities	65	92
Long-term debt	910	910

Other liabilities	50	50

Commitments and contingencies (Note 3)
Partners’ capital	1,590	1,577
Total liabilities and partners’ capital	$2,615	$2,629

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$48	$95
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	14	14
Earnings from unconsolidated affiliate, adjusted for cash distributions	1	—
Other non-cash income items	(1)	(2)
Asset and liability changes	(2)	10
Net cash provided by operating activities	60	117
Cash flows from investing activities
Additions to property, plant and equipment	(22)	(62)
Net change in notes receivable from affiliate	(3)	(35)
Net cash used in investing activities	(25)	(97)
Cash flows from financing activities
Distributions to partners	(35)	(20)
Net cash used in financing activities	(35)	(20)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2009, and for the quarters ended March 31, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our non-financial assets and liabilities that are not measured at fair value on a recurring basis, which primarily relates to any impairment of long-lived assets or investments. During the quarter ended March 31, 2009, there were no fair value measurements recorded on a non-recurring basis.

Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provide revised guidance on the accounting for acquisitions of businesses and transactions involving noncontrolling interests. SFAS No. 141(R) changes the current guidance to require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 160 requires that all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these standards did not have an impact on our financial statements.  Application of these standards will impact transactions that are entered into after December 31, 2008.

2. Long-Term Debt

In March 2009, we, Southern Natural Issuing Corporation (SNIC), El Paso Corporation (El Paso) and certain other El Paso subsidiaries filed a registration statement on Form S-3 under which we and SNIC may co-issue debt securities in the future. SNIC is a wholly owned finance subsidiary of us and is the co-issuer of certain of our outstanding debt securities. SNIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of our debt securities. Accordingly, it has no ability to service obligations on our debt securities.

3. Commitments and Contingencies

  Legal Proceedings

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. These cases were filed in 1997 by an individual under the False Claims Act, which have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands.  In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants.  In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in April 2009, a motion for reconsideration was filed.

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At March 31, 2009, we accrued approximately $2 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2009, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.

It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

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

Greenhouse Gas (GHG) Emissions. Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. In the United States, it is likely that federal legislation requiring GHG controls will be enacted in the next few years. In addition, the United States Environmental Protection Agency (EPA) is considering initiating a rulemaking to regulate GHGs under the Clean Air Act. Furthermore, the EPA recently issued proposed regulations requiring monitoring and reporting of GHG emissions on an annual basis economy wide, including extensive new monitoring and reporting requirements applicable to our industry. The EPA has also recently proposed findings that GHGs in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to GHGs in the atmosphere. These proposed findings, if finalized as proposed, would not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and ability to obtain air permits for new or modified facilities. Legislation and regulation are also in various stages of discussions or implementation in many of the states in which we operate. Lawsuits have been filed seeking to force the federal government to regulate GHG emissions under the Clean Air Act and to require individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects. Our costs and legal exposure related to GHG regulations are not currently determinable.

Rate Case. In March 2009, we filed a rate case with the FERC as permitted under the settlement of our previous rate case. The filing proposed an increase in our base tariff rates. In April 2009, the FERC issued an order accepting the proposed rates effective September 1, 2009, subject to refund and the outcome of a hearing and a technical conference on certain tariff proposals. The FERC appointed an administrative law judge who will decide the rate case issues should we be unable to reach a settlement with our customers.

Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. As of March 31, 2009, we have a performance guarantee related to contracts held by Southern LNG Inc., an entity formerly owned by us, with a maximum exposure of $225 million and a performance guarantee related to contracts held by Elba Express, an entity formerly owned by us, with no stated maximum limit. We estimate our potential exposure related to these guarantees is approximately $468 million, which is based on their remaining estimated obligations under the contracts.

4. Investment in Unconsolidated Affiliate and Transactions with Affiliates

  Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company (Bear Creek), a joint venture with Tennessee Gas Storage Company, our affiliate, and we received $4 million in dividends from Bear Creek for the quarters ended March 31, 2009 and 2008. Summarized income statement information of our proportionate share of the income of this investment for the quarters ended March 31 is as follows:

	2009	2008
	(In millions)
Operating results data:
Operating revenues	$5	$6
Operating expenses	2	2
Income from continuing operations and net income	3	4

Transactions with Affiliates

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first quarter of 2009 and 2008, we paid cash distributions of approximately $35 million and $20 million to our partners. In addition, in April 2009 we paid a cash distribution to our partners of approximately $49 million.

Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2009 and December 31, 2008, we had a note receivable from El Paso of $139 million and $136 million. We classified $86 million and $41 million of this receivable as current on our balance sheets at March 31, 2009 and December 31, 2008, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.7% at March 31, 2009 and 3.2% at December 31, 2008.

Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. As of March 31, 2009 and December 31, 2008, we sold approximately $45 million and $48 million of receivables, received cash of approximately $24 million in both periods and received subordinated beneficial interests of approximately $21 million and $23 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $24 million and $25 million as of March 31, 2009 and Deceber 31, 2008. We recognized a loss of less than $1 million related to our transactions with the QSPE during the quarters ended March 31, 2009 and 2008. We reflect the subordinated interest in receivables sold (adjusted for subsequent collections) at their fair value on the date they are issued as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the quarters ended March 31, 2009 and 2008.

Affiliate Revenues and Expenses.  We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2009	2008
	(In millions)
Revenues from affiliates	$1	$1
Operation and maintenance expenses from affiliates	27	27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2008 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2009 compared with the same period in 2008.

Operating Results:
	2009	2008
	(In millions, except for volumes)

Operating revenues	$126	$163
Operating expenses	(62)	(62)
Operating income	64	101
Earnings from unconsolidated affiliate	3	4
Other income (expense), net	(4)	4
EBIT	63	109
Interest and debt expense	(16)	(20)
Affiliated interest income	1	6
Net income	$48	$95
Throughput volumes (BBtu/d)(1)	2,547	2,624
____________

(1)	Throughput volumes include billable transportation throughput volumes for storage injection.

EBIT Analysis:
	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Expansions	$—	$(1)	$(8)	$(9)
Gas not used in operations and other natural gas sales and purchases	(5)	1	—	(4)
Calpine bankruptcy settlement	(29)	—	—	(29)
Other(1)	(3)	—	(1)	(4)
Total impact on EBIT	$(37)	$—	$(9)	$(46)
____________

(1)	Consists of individually insignificant items.

Expansions.  During the first quarter of 2009, we recorded lower allowance for funds used during construction (AFUDC) due to lower capital expenditures as compared to the same period in 2008. This decrease includes the completion of the Cypress Phase II and Southeast Supply Header Phase I projects placed into service in May 2008 and September 2008. For a further discussion of our significant growth projects, see our 2008 Annual Report on Form 10-K.

Gas Not Used in Operations and Other Natural Gas Sales and Purchases.  The financial impacts of operational gas, net of gas used in operations, is based on the price of natural gas and the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the cost of operating our electric compression facilities. Our share of retained gas not used in operations results in revenues to us, which are impacted by volumes and prices during a given period. During the quarter ended March 31, 2009, our EBIT was lower primarily due to the replacement of depleted storage volumes during the first quarter of 2009.

Calpine Bankruptcy Settlement.  During the first quarter of 2008, we recognized revenue related to distributions received under Calpine’s approved plan of reorganization.

Rate Case. In March 2009, we filed a rate case with the FERC as permitted under the settlement of our previous rate case. The filing proposed an increase in our base tariff rates. In April 2009, the FERC issued an order accepting the proposed rates effective September 1, 2009, subject to refund and the outcome of a hearing and a technical conference on certain tariff proposals. The FERC appointed an administrative law judge who will decide the rate case issues should we be unable to reach a settlement with our customers.

Interest and Debt Expense

Interest and debt expense for the quarter ended March 31, 2009, was $4 million lower when compared to the same period in 2008 primarily due to lower average outstanding debt balances resulting from the retirement and repurchases of debt in the second and third quarters of 2008. For a further discussion of our debt retirement and repurchase activities, see our 2008 Annual Report on Form 10-K.

Affiliated Interest Income

Affiliated interest income for the quarter ended March 31, 2009, was $5 million lower than the same period in 2008 due to lower average advances to El Paso under its cash management program and lower average short-term interest rates. The average advances due from El Paso decreased primarily due to debt retirement and repurchases in the second and third quarters of 2008 with recoveries of our notes receivable. The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters ended March 31:

	2009	2008
	(In millions, except for rates)
Average advance due from El Paso	$101	$423
Average short-term interest rate	2.2%	5.6%

Liquidity and Capital Resources

Liquidity Overview.  Our primary sources of liquidity are cash flows from operating activities, El Paso’s cash management program and capital contributions from our partners. Our primary uses of cash are for working capital, capital expenditures and for required distributions to our partners. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At March 31, 2009, we had a note receivable from El Paso of approximately $139 million of which approximately $86 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 4 for a further discussion of El Paso’s cash management program. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program or contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.

Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and possibly beyond. The global financial markets remain extremely volatile and it is uncertain whether recent U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets.  This could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Based on the liquidity available to us through our operating activities, El Paso’s cash management program and capital contributions from our partners, we do not anticipate a need to directly access the financial markets in the remainder of 2009 for any of our operating activities or expansion capital needs. Additionally, although the impacts are difficult to quantify at this point, a continued downward trend in the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

As of March 31, 2009, El Paso had approximately $1.8 billion of cash and approximately $1.5 billion of capacity available to it under various committed credit facilities. As noted above, we do not currently anticipate a need to directly access the financial markets for the remainder of 2009; however, volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.

Cash Flow Activities. Our cash flows for the quarters ended March 31 were as follows:

	2009	2008
	(In millions)
Cash flows provided by operating activities	$60	$117
Cash flows used in investing activities	(25)	(97)
Cash flows used in financing activities	(35)	(20)

Operating Activities. For the first quarter of 2009 as compared to the same period in 2008, operating cash flow decreased primarily due to the proceeds received from the Calpine bankruptcy settlement in 2008, and the effects of working capital changes.

Investing Activities. Changes in investing activities can primarily be attributed to activity under El Paso’s cash management program and capital expenditures. For a further discussion of El Paso’s cash management program, see Item 1, Financial Statements, Note 4. Our cash capital expenditures for the quarter ended March 31, 2009, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Quarter Ended March 31, 2009	2009 Remaining	Total
	(In millions)
Maintenance	$17	$53	$70
Expansion	5	94	99
	$22	$147	$169

Financing Activities. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first quarters of 2009 and 2008, we paid cash distributions of approximately $35 million and $20 million to our partners. In addition, in April 2009 we paid a cash distribution to our partners of approximately $49 million.

Commitments and Contingencies

See Item 1, Financial Statements, Note 3 which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 3 which is incorporated herein by reference.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2008 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

     The Exhibit Index is hereby incorporated herein by reference and sets forth a list of those exhibits filed herewith.

The agreements included as exhibits to this report are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to certain investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Southern Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN NATURAL GAS COMPANY

Date: May 11, 2009	/s/ James C. Yardley
James C. Yardley
President
(Principal Executive Officer)

Date: May 11, 2009	/s/ John R. Sult
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

SOUTHERN NATURAL GAS COMPANY

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report.

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges.

31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.