Form 10-Q
period 2009-06-30
SOUTHERN NATURAL GAS CO
filed 2009-08-10
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                    Non-accelerated filer ☑       Smaller reporting company ☐
              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

SOUTHERN NATURAL GAS COMPANY

____________

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	MMcf	= million cubic feet
BBtu	= billion British thermal units	Tonne	= metric ton

    When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

      When we refer to “us,” “we,” “our,” or “ours,” we are describing Southern Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues	$119	$125	$245	$288
Operating expenses
Operation and maintenance	41	44	82	85
Depreciation and amortization	13	13	27	27
Taxes, other than income taxes	8	7	15	14
	62	64	124	126
Operating income	57	61	121	162
Earnings from unconsolidated affiliate	2	4	5	8
Other income, net	5	3	1	7
Interest and debt expense	(16)	(19)	(32)	(39)
Affiliated interest income	—	4	1	10
Net income	$48	$53	$96	$148

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	3	3
Affiliates	61	71
Other	—	2
Materials and supplies	14	14
Other	11	15
Total current assets	89	105
Property, plant and equipment, at cost	3,722	3,636
Less accumulated depreciation and amortization	1,390	1,373
Total property, plant and equipment, net	2,332	2,263
Other assets
Investment in unconsolidated affiliate	79	81
Note receivable from affiliate	35	95
Other	83	85
	197	261
Total assets	$2,618	$2,629

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$13	$28
Affiliates	8	10
Other	11	18
Taxes payable	13	8
Accrued interest	18	18
Other	6	10
Total current liabilities	69	92
Long-term debt	910	910

Other liabilities	50	50

Commitments and contingencies (Note 4)
Partners’ capital	1,589	1,577
Total liabilities and partners’ capital	$2,618	$2,629

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$96	$148
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	27	27
Earnings from unconsolidated affiliate, adjusted for cash distributions	2	1
Other non-cash income items	(1)	(4)
Asset and liability changes	(8)	18
Net cash provided by operating activities	116	190
Cash flows from investing activities
Additions to property, plant and equipment	(93)	(83)
Net change in note receivable from affiliate	61	206
Net cash provided by (used in) investing activities	(32)	123
Cash flows from financing activities
Distributions to partners	(84)	(111)
Payments to retire long-term debt	—	(202)
Net cash used in financing activities	(84)	(313)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2009, and for the quarters and six months ended June 30, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. We have evaluated subsequent events through the time of filing on August 7, 2009, the date of issuance of our financial statements. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our non-financial assets and liabilities that are measured at fair value on a non-recurring basis, which primarily relates to any impairment of long-lived assets or investments. During the six months ended June 30, 2009, there were no fair value measurements recorded on a non-recurring basis.

Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provide revised guidance on accounting and reporting for acquisitions of businesses and transactions involving noncontrolling interests. SFAS No. 141(R) changes the current guidance to require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 160 requires that all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these standards did not have an impact on our financial statements. Application of these standards impacts transactions that are entered into after December 31, 2008.

Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 166, Accounting for Transfers of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125. Among other items, this standard eliminates the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated as a variable interest entity. SFAS No. 166 is effective for existing QSPEs as of January 1, 2010 and for transactions entered on or after January 1, 2010.  We are currently assessing the impact that this standard may have on our financial statements, including any impacts it may have on accounting for our accounts receivable sales program and the related senior beneficial interests (see Note 5).

Variable Interest Entities. In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), that requires entities to determine the controlling financial interest and primary beneficiary of a variable interest entity using a qualitative approach based on an entity’s responsibilities and controlling power over the variable interest entities’ operations rather than a quantitative approach as previously required. SFAS No. 167 will be effective beginning January 1, 2010. We are currently assessing the impact of this standard on our financial statements, including any impact it may have on accounting for our accounts receivable sales program (see Note 5).

2. Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, the carrying amounts of trade and other receivables and payables are representative of their fair value because of the short-term nature of these instruments. At June 30, 2009 and December 31, 2008, we had a note receivable from El Paso of approximately $75 million and $136 million due upon demand, with a variable interest rate of 1.6% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of its interest rate.

In addition, the carrying amounts and estimated fair values of our long-term debt are based on quoted market prices for the same or similar issues and are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$910	$905	$910	$726

3. Long-Term Debt

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

4. Commitments and Contingencies

  Legal Proceedings

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. These cases were filed in 1997 by an individual under the False Claims Act, which have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands.  In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants.  In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in May 2009, the plaintiff’s motion for reconsideration was denied.

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At June 30, 2009, we had accrued approximately $2 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2009 and December 31, 2008, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.

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

Rate Case. In March 2009, we filed a rate case with the FERC as permitted under the settlement of our previous rate case. The filing proposed an increase in our base tariff rates. In April 2009, the FERC issued an order accepting the proposed rates effective September 1, 2009, subject to refund and the outcome of a hearing and a technical conference on certain tariff proposals. The FERC has appointed an administrative law judge to preside over a hearing if we are unable to reach a negotiated settlement with our customers on the remaining issues. The hearing is currently scheduled to begin in February 2010. The outcome of the hearing is not currently determinable.

Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. As of June 30, 2009, we have a performance guarantee related to contracts held by Southern LNG Inc., an entity formerly owned by us, with a maximum exposure of $225 million and a performance guarantee related to contracts held by Elba Express, an entity formerly owned by us, with no stated maximum limit. We estimate our potential exposure related to these guarantees is approximately $347 million, which is based on their remaining estimated obligations under the contracts.

  Purchase Obligations

  During 2009, we have entered into purchase obligations for products and services related to our South System III expansion totaling approximately $31 million, which is anticipated to be paid in 2010.

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

  Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company (Bear Creek), a joint venture with Tennessee Gas Storage Company, our affiliate, and we received $7 million and $9 million in dividends from Bear Creek for the six months ended June 30, 2009 and 2008. Summarized income statement information of our proportionate share of the income of this investment for the periods ended June 30 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Operating results data:
Operating revenues	$4	$5	$9	$11
Operating expenses	2	2	4	4
Income from continuing operations and net income	2	4	5	8

 Transactions with Affiliates

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the six months ended June 30, 2009 and 2008, we paid cash distributions of approximately $84 million and $111 million to our partners. In addition, in July 2009 we paid a cash distribution to our partners of approximately $45 million.

Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2009 and December 31, 2008, we had a note receivable from El Paso of $75 million and $136 million. We classified $40 million and $41 million of this receivable as current on our balance sheet at June 30, 2009 and December 31, 2008, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.6% at June 30, 2009 and 3.2% at December 31, 2008.

Accounts Receivable Sales Program. We sell certain accounts receivable to a QSPE whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. During the quarter and six months ended June 30, 2009, we received net proceeds of approximately $0.1 billion and $0.3 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests, and recognized losses of less than $1 million on these transactions. As of June 30, 2009 and December 31, 2008, we had approximately $41 million and $48 million of receivables outstanding with the QSPE, for which we received cash of $24 million in both periods and received subordinated beneficial interests of approximately $17 million and $23 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $24 million and $25 million as of June 30, 2009 and December 31, 2008. We reflect the subordinated interest in receivables sold (adjusted for subsequent collections) at their fair value on the date they are issued as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the quarters and six months ended June 30, 2009 and 2008.

Affiliate Revenues and Expenses.  We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues from affiliates	$2	$2	$3	$3
Operation and maintenance expenses from affiliates	31	30	62	60
Reimbursement of operating expenses charged to affiliates	4	3	8	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2008 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) income taxes, (ii) interest and debt expense, and (iii) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter and six months ended June 30, 2009 compared with the same periods in 2008.

Operating Results:
	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions, except for volumes)
Operating revenues	$119	$125	$245	$288
Operating expenses	(62)	(64)	(124)	(126)
Operating income	57	61	121	162
Earnings from unconsolidated affiliate	2	4	5	8
Other income, net	5	3	1	7
EBIT	64	68	127	177
Interest and debt expense	(16)	(19)	(32)	(39)
Affiliated interest income	—	4	1	10
Net income	$48	$53	$96	$148
Throughput volumes (BBtu/d)(1)	2,204	2,163	2,374	2,393
____________

(1)	Throughput volumes include billable transportation throughput for storage injection.

EBIT Analysis:
	Quarter Ended June 30, 2009				Six Months Ended June 30, 2009
	Revenue	Expense	Other	EBIT Impact	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable) (In millions)

Expansions	$1	$—	$(3)	$(2)	$1	$(1)	$(11)	$(11)
Gas not used in operations and other natural gas sales and purchases	(3)	2	—	(1)	(8)	3	—	(5)
Calpine bankruptcy settlement	(6)	—	—	(6)	(35)	—	—	(35)
Other(1)	2	—	3	5	(1)	—	2	1
Total impact on EBIT	$(6)	$2	$—	$(4)	$(43)	$2	$(9)	$(50)
____________
(1) Consists of individually insignificant items.

Expansions.  During the quarter and six months ended June 30, 2009, we recorded a lower allowance for funds used during construction due to lower capital expenditures as compared to the same periods in 2008. This decrease is attributable to the completion of the Cypress Phase II and Southeast Supply Header Phase I projects placed into service in May 2008 and September 2008.

During the second quarter of 2009, BG LNG Services (BG) informed us of their intent not to exercise their option to have us construct the Cypress Phase III expansion. However, BG has made alternative commitments to subscribe to certain other firm capacity on another of El Paso’s pipeline systems and to potentially provide certain rate considerations on its existing transportation contract for Cypress Phases I and II. These alternative arrangements are pending FERC approval.  For a further discussion of our significant growth projects, see our 2008 Annual Report on Form 10-K.

In addition to our backlog of contracted organic growth projects, we have other projects that are in various phases of commercial development. Many of the potential projects involve expansion capacity to serve increased natural gas-fired generation loads.  For example, we have executed a non-binding letter of intent with Florida Power & Light (FPL) to expand our system by approximately 600 MMcf/d by constructing approximately 375 miles of 36-inch pipeline from western Alabama to northern Florida.  The expansion is currently estimated to cost approximately $1.4 billion to $1.6 billion and would serve, in part, two oil-fired power plants that FPL plans to convert to natural gas usage. However, Southern Union (a 50 percent owner of Florida Gas Transmission along with El Paso) has alleged that we did not have the right to participate in the project.  If we are successful in contracting for these new loads the capital requirements of such projects could be substantial and would be incremental to our backlog of contracted organic growth projects. Although we pursue the development of these potential projects from time to time, there can be no assurance that we will be successful in negotiating the definitive binding contracts necessary for such projects to be included in our backlog of contracted organic growth projects.

Gas Not Used in Operations and Other Natural Gas Sales and Purchases.  The financial impacts of operational gas, net of gas used in operations, is based on the price of natural gas and the amount of natural gas we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the cost of operating our electric compression facilities. Our share of retained gas not used in operations results in revenues to us, which are impacted by volumes and prices during a given period. During the six months ended June 30, 2009, our EBIT was lower primarily due to the replacement of depleted storage volumes during 2009.

Calpine Bankruptcy Settlement. During the quarter and six months ended June 30, 2008, we recognized revenue of $6 million and $35 million related to distributions received under Calpine’s approved plan of reorganization.

Rate Case. In March 2009, we filed a rate case with the FERC as permitted under the settlement of our previous rate case. The filing proposed an increase in our base tariff rates. In April 2009, the FERC issued an order accepting the proposed rates effective September 1, 2009, subject to refund and the outcome of a hearing and a technical conference on certain tariff proposals. The FERC has appointed an administrative law judge to preside over a hearing if we are unable to reach a negotiated settlement with our customers on the remaining issues. The hearing is currently scheduled to begin in February 2010. The outcome of the hearing is not currently determinable.

Interest and Debt Expense

Interest and debt expense for the quarter and six months ended June 30, 2009, was $3 million and $7 million lower than the same periods in 2008 primarily due to lower average outstanding debt balances resulting from the retirement and repurchases of debt in June and September 2008. For a further discussion of our debt retirement and repurchase activities, see our 2008 Annual Report on Form 10-K.

Affiliated Interest Income

Affiliated interest income for the quarter and six months ended June 30, 2009, was $4 million and $9 million lower than the same periods in 2008 due to lower average advances to El Paso under its cash management program and lower average short-term interest rates. The average advances due from El Paso decreased primarily due to debt retirement and repurchases in June and September 2008 with recoveries of our notes receivable. The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Average advance due from El Paso	$83	$391	$93	$410
Average short-term interest rate	1.7%	4.1%	2.0%	4.8%

Liquidity and Capital Expenditures

Liquidity Overview.  Our primary sources of liquidity are cash flows from operating activities, El Paso’s cash management program and capital contributions from our partners. At June 30, 2009, we had a note receivable from El Paso of approximately $75 million of which approximately $40 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 5 for a further discussion of El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures and for required distributions to our partners.

Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and possibly beyond, and it is uncertain whether U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets.  This could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a continued downward trend in the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities, amounts available to us under El Paso’s cash management program and capital contributions from our partners. As of June 30, 2009, El Paso had approximately $2.3 billion of available liquidity, including approximately $1.5 billion of capacity available to it under various committed credit facilities. While we do not anticipate a need to directly access the financial markets in the remainder of 2009 for any of our operating activities or expansion capital needs based on liquidity available to us, volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.

2009 Cash Flow Activities. Our cash flows for the six months ended June 30 are summarized as follows:

2009
(In millions)
Cash Flow from Operations
Net income	$96
Other income adjustments	28
Change in other assets and liabilities	(8)
Total cash flow from operations	116

Cash Inflows
Investing activities
Net change in notes receivable from affiliates	61
Total other cash inflows	61

Cash Outflows
Investing activities
Additions to property, plant and equipment	93
Financing activities
Distributions to partners	84
Total cash outflows	177
Net change in cash	$ ―

During the first six months of 2009, we generated $116 million of operating cash flow primarily due to reservation revenue generated through our transportation and storage services. We utilize these amounts to fund maintenance and expansion of our system as well as pay distributions to our partners. During the six months ended June 30, 2009, we paid cash distributions of approximately $84 million to our partners. In addition, in July 2009 we paid a cash distribution to our partners of approximately $45 million. Our cash capital expenditures for the six months ended June 30, 2009, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Six Months Ended June 30, 2009	2009 Remaining	Total
	(In millions)
Maintenance	$28	$44	$72
Expansion	65	21	86
	$93	$65	$158

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 4 which is incorporated herein by reference.

Climate Change and Energy Legislation. There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed that, if enacted, will likely impact our business.

Climate Change Regulation.  Measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. It is likely that federal legislation requiring GHG controls will be enacted in the next few years in the United States.  Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector.  We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternate fuel sources for power generation, including coal and oil-fired power generation.  However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted and the cost of emission credits.

It is also likely that any federal legislation that is enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission credits. Based on 2007 data we reported to the California Climate Action Registry (CCAR), our operations in the United States emitted approximately 1.9 million tonnes of carbon dioxide equivalent emissions in 2007. We believe that approximately 1.6 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives in July 2009, with approximately 21 percent of this amount being subject to the cap-and-trade rules contained in the proposed legislation and the remainder being subject to performance standards. As proposed, the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities, the costs of which would likely be material.  Although we believe that many of these costs should be recoverable in the rates charged to our customers, recovery is still uncertain at this time.

The Environmental Protection Agency (EPA) is also considering new regulations to regulate GHGs under the Clean Air Act, as well as to monitor and report GHG emissions on an annual basis.  In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations, as well as lawsuits, could have an impact on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities.

Energy Legislation.  In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint.” These proposals establish renewable portfolio standards at both the federal and state level, some of which would require a material increase in renewable sources, such as wind and solar power generation, over the next several decades.  Additionally, the proposals establish incentives for energy efficiency and conservation.  Although the ultimate targets that are established in these areas are uncertain at this time, such proposals if enacted could negatively impact natural gas usage over the longer term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 4 which is incorporated herein by reference.

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

SOUTHERN NATURAL GAS COMPANY

Date: August 7, 2009	/s/ James C. Yardley
James C. Yardley
President
(Principal Executive Officer)

Date: August 7, 2009	/s/ John R. Sult
John R. Sult
Senior Vice President, Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

SOUTHERN NATURAL GAS COMPANY

EXHIBIT INDEX

    Each exhibit identified below is filed as a part of this report.

Exhibit Number	Description
12	Ratio of Earnings to Fixed Charges
31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.