Form 10-Q
period 2009-09-30
SOUTHERN NATURAL GAS CO
filed 2009-11-09
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues	$124	$123	$369	$411
Operating expenses
Operation and maintenance	48	49	130	134
Depreciation and amortization	14	13	41	40
Taxes, other than income taxes	5	7	20	21
	67	69	191	195
Operating income	57	54	178	216
Earnings from unconsolidated affiliate	3	2	8	10
Other income, net	1	3	2	10
Interest and debt expense	(16)	(17)	(48)	(56)
Affiliated interest income	—	2	1	12
Net income	$45	$44	$141	$192

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	15	3
Affiliates	30	71
Other	—	2
Other	17	29
Total current assets	62	105
Property, plant and equipment, at cost	3,738	3,636
Less accumulated depreciation and amortization	1,399	1,373
Total property, plant and equipment, net	2,339	2,263
Other assets
Investment in unconsolidated affiliate	79	81
Note receivable from affiliate	74	95
Other	79	85
	232	261
Total assets	$2,633	$2,629

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$4	$28
Affiliates	26	10
Other	15	18
Taxes payable	18	8
Other	25	28
Total current liabilities	88	92
Long-term debt	910	910

Other liabilities	46	50

Commitments and contingencies (Note 4)
Partners’ capital	1,589	1,577
Total liabilities and partners’ capital	$2,633	$2,629

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$141	$192
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	41	40
Earnings from unconsolidated affiliate, adjusted for cash distributions	2	3
Other non-cash income items	(2)	(5)
Asset and liability changes	13	3
Net cash provided by operating activities	195	233
Cash flows from investing activities
Additions to property, plant and equipment	(117)	(107)
Net change in note receivable from affiliate	51	269
Net cash provided by (used in) investing activities	(66)	162
Cash flows from financing activities
Distributions to partners	(129)	(159)
Payments to retire long-term debt	—	(236)
Net cash used in financing activities	(129)	(395)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2009, and for the quarters and nine months ended September 30, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. We have evaluated subsequent events through the time of filing on November 6, 2009, the date of issuance of our financial statements. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted new accounting and reporting standards related to our non-financial assets and liabilities that are measured at fair value on a non-recurring basis, which primarily relates to any impairment of long-lived assets or investments. During the nine months ended September 30, 2009, there were no fair value measurements recorded on a non-recurring basis.

Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted accounting standard updates that clarify how to account for and report acquisitions of businesses and transactions involving noncontrolling interests. These updates require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other  acquisition-related costs be expensed rather than capitalized. Additionally, all transactions with noncontrolling interest holders after adoption, including the issuance and repurchase of noncontrolling interests, should be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these accounting standard updates did not have an impact on our financial statements. Application of these updates impacts transactions that are entered into after December 31, 2008.

Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board (FASB) issued updates to the existing accounting standards on financial asset transfers. Among other items, these accounting standard updates eliminate the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated as a variable interest entity and are effective for existing QSPEs as of January 1, 2010 and for transactions entered into on or after January 1, 2010. We are currently assessing the impact that these accounting standard updates may have on our financial statements, including any impacts it may have on accounting for our accounts receivable sales program and the related senior beneficial interests (see Note 5).

Variable Interest Entities. In June 2009, the FASB issued updates to existing accounting standards for variable interest entities which revise how companies determine their primary beneficiaries, among other changes. These updates require companies to use a qualitative approach based on their responsibilities and controlling power over the variable interest entities’ operations rather than a quantitative approach in determining the primary beneficiary as previously required. We are currently assessing the impact that these accounting standard updates, effective January 1, 2010, may have on our financial statements, including any impact it may have on accounting for our accounts receivable sales program (see Note 5).

2. Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, the carrying amounts of trade and other receivables and payables are representative of their fair value because of the short-term nature of these instruments. At September 30, 2009 and December 31, 2008, we had a note receivable from El Paso of approximately $85 million and $136 million due upon demand, with a variable interest rate of 1.5% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of its interest rate.

In addition, the carrying amounts and estimated fair values of our long-term debt are based on quoted market prices for the same or similar issues and are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$910	$984	$910	$726

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

4. Commitments and Contingencies

  Legal Proceedings

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. These cases were filed in 1997 by an individual under the False Claims Act, which have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands.  In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in October 2009, the plaintiff’s petition for writ of certiorari to the United States Supreme Court was denied.

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At September 30, 2009, we had accrued approximately $2 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2009 and December 31, 2008, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.

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

Regulatory Matters

Notice of Proposed Rulemaking. In October 2007, the Minerals Management Service (MMS) issued a notice of proposed rulemaking that is applicable to pipelines located in the Outer Continental Shelf (OCS). If adopted, the proposed rules would substantially revise MMS OCS pipeline and rights-of-way regulations. The proposed rules would have the effect of (i) increasing the financial obligations of entities which have pipelines and pipeline rights-of-way in the OCS, (ii) increasing the regulatory requirements imposed on the operation and maintenance of existing pipelines and rights-of-way in the OCS, and (iii) increasing the requirements and preconditions for obtaining new rights-of-way in the OCS.

Rate Case. In March 2009, we filed a rate case with the Federal Energy Regulation Commission (FERC) as permitted under the settlement of our previous rate case. The filing proposed an increase in our base tariff rates. In April 2009, the FERC issued an order accepting the proposed rates effective September 1, 2009, subject to refund pending the outcome of a hearing. On October 5, 2009, we filed with the FERC a settlement of the rate case.  The settlement resolved all issues set for hearing and was supported by the FERC Staff and not opposed by the participants associated with the rate case. On October 20, 2009, the Administrative Law Judge assigned to the case certified that the settlement was uncontested. Under the terms of the settlement, we (i) increased our base tariff rates, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file our next general rate case to be effective no earlier than September 1, 2012 and no later than September 1, 2013, and (iv) the vast majority of our firm transportation contracts expiring prior to September 1, 2013 will be extended until August 31, 2013. We expect the FERC to approve the settlement in early 2010.

Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. As of September 30, 2009, we have a performance guarantee related to contracts held by Southern LNG Inc., an entity formerly owned by us, with a maximum exposure of $225 million and a performance guarantee related to contracts held by Elba Express, an entity formerly owned by us, with no stated maximum limit. We estimate our potential exposure related to these guarantees is approximately $181 million, which is based on their remaining estimated obligations under the contracts.

Purchase Obligations

During 2009, we have entered into purchase obligations for products and services related to our South System III expansion totaling approximately $44 million, of which approximately $31 million is anticipated to be paid in 2010 and the remainder in 2011.

Other Commitments

During the third quarter of 2009, we entered into a $57 million letter of credit associated with our projected construction costs related to the Southeast Supply Header project.

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company (Bear Creek), a joint venture with Tennessee Gas Storage Company, our affiliate, and we received $10 million and $13 million in dividends from Bear Creek for the nine months ended September 30, 2009 and 2008. Summarized income statement information of our proportionate share of the income of this investment for the periods ended September 30 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Operating results data:
Operating revenues	$5	$4	$14	$15
Operating expenses	2	2	6	6
Income from continuing operations and net income	3	2	8	10

Transactions with Affiliates

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the nine months ended September 30, 2009 and 2008, we paid cash distributions of approximately $129 million and $159 million to our partners. In addition, in October 2009 we paid a cash distribution to our partners of approximately $42 million.

Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. At September 30, 2009 and December 31, 2008, we had a note receivable from El Paso of $85 million and $136 million. We classified $11 million and $41 million of this receivable as current on our balance sheet at September 30, 2009 and December 31, 2008, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.5% at September 30, 2009 and 3.2% at  December 31, 2008.

Accounts Receivable Sales Program. We sell certain accounts receivable to a QSPE whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. During the quarter and nine months ended September 30, 2009, we received net proceeds of approximately $0.1 billion and $0.4 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests, and recognized losses of less than $1 million on these transactions. As of September 30, 2009 and December 31, 2008, we had approximately $42 million and $48 million of receivables outstanding with the QSPE, for which we received cash of $29 million and $24 million and received subordinated beneficial interests of approximately $13 million and $23 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $29 million and $25 million as of September 30, 2009 and December 31, 2008. We reflect the subordinated beneficial interest in receivables sold  at their fair value on the date they are issued. These amounts (adjusted for subsequent collections) are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the quarters and nine months ended September 30, 2009 and 2008.

Affiliate Revenues and Expenses.  We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Revenues from affiliates	$1	$1	$4	$4
Operation and maintenance expenses from affiliates	33	30	95	90
Reimbursement of operating expenses charged to affiliates	3	4	11	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2008 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter and nine months ended September 30, 2009 compared with the same periods in 2008.

Operating Results:
	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except for volumes)
Operating revenues	$124	$123	$369	$411
Operating expenses	(67)	(69)	(191)	(195)
Operating income	57	54	178	216
Earnings from unconsolidated affiliate	3	2	8	10
Other income, net	1	3	2	10
EBIT	61	59	188	236
Interest and debt expense	(16)	(17)	(48)	(56)
Affiliated interest income	—	2	1	12
Net income	$45	$44	$141	$192
Throughput volumes (BBtu/d)(1)	2,210	2,343	2,319	2,376
____________

(1)	Throughput volumes include billable transportation throughput for storage injection.

EBIT Analysis:
	Quarter Ended September 30, 2009				Nine Months Ended September 30, 2009
	Revenue	Expense	Other	EBIT Impact	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable) (In millions)

Expansions	$—	$(1)	$(2)	$(3)	$1	$(2)	$(13)	$(14)
Service revenues	3	–	–	3	5	–	–	5
Gas not used in operations and other natural gas sales and purchases	–	5	–	5	(8)	8	–	—
Calpine bankruptcy settlement	–	–	–	–	(35)	–	–	(35)
Other(1)	(2)	(2)	1	(3)	(5)	(2)	3	(4)
Total impact on EBIT	$1	$2	$(1)	$2	$(42)	$4	$(10)	$(48)
____________
(1) Consists of individually insignificant items.

Expansions.  During the quarter and nine months ended September 30, 2009, we recorded a lower allowance for funds used during construction due to lower capital expenditures as compared to the same periods in 2008. This decrease is attributable to the completion of the Cypress Phase II and Southeast Supply Header Phase I projects placed into service in May 2008 and September 2008.

During the second quarter of 2009, BG LNG Services (BG) informed us of their intent not to exercise their option to have us construct the Cypress Phase III expansion. However, BG has made alternative commitments to subscribe to certain other firm capacity on another of El Paso’s pipeline systems and to provide certain rate considerations on its existing transportation contract for Cypress Phases I and II. These alternative arrangements are pending FERC approval. In August 2009, we received certificates of authorization from the FERC on the South System III and Southeast Supply Header Phase II projects. For a further discussion of our significant growth projects, see our 2008 Annual Report on Form 10-K.

In addition to our backlog of contracted organic growth projects, we have other projects that are in various phases of commercial development. Many of the potential projects involve expansion capacity to serve increased natural gas-fired generation loads.  For example, in early 2009, we executed a non-binding letter of intent (LOI) with Florida Power & Light Company (FPL) to expand our system by approximately 600 MMcf/d by constructing approximately 375 miles of 36-inch pipeline from western Alabama to northern Florida.  This expansion project was subject to the Florida Public Service Commission’s (PSC) approval for FPL to build an intrastate pipeline which would connect to our system. The PSC rejected FPL’s proposal and our LOI with FPL has expired.  The future of this project is uncertain.  Although we pursue the development of these potential projects from time to time, there can be no assurance that we will be successful in negotiating the definitive binding contracts necessary for such projects to be included in our backlog of contracted organic growth projects.

Service Revenues.  During 2009, our service revenue increased primarily due to higher tariff rates placed into service on September 1, 2009 pursuant to our rate case settlement which is further discussed below.

Gas Not Used in Operations and Other Natural Gas Sales and Purchases.  Prior to September 1, 2009, the financial impacts of our operational gas, net of gas used in operations, was based on the price of natural gas and the amount of natural gas we were allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we used for operating purposes and the cost of operating our electric compression facilities. Effective September 1, 2009, a volume tracker was implemented as part of our rate case settlement as further discussed below, therefore we no longer share retained gas not used in operations. However, through August 31, 2009, our share of retained gas not used in operations resulted in revenues to us, which were impacted by volumes and prices during a given period. For the quarter and nine months ended September 30, 2009, our operating expense was $5 million and $8 million lower than the same periods in 2008 primarily due to favorable revaluation of retained volumes on our system.  Offsetting this favorable impact during the nine months ended September 30, 2009 was an $8 million reduction in revenue primarily related to favorable sales in 2008.

Calpine Bankruptcy Settlement. During the nine months ended September 30, 2008, we recognized revenue of $35 million related to distributions received under Calpine’s approved plan of reorganization.

Rate Case. In March 2009, we filed a rate case with the FERC as permitted under the settlement of our previous rate case. The filing proposed an increase in our base tariff rates. In April 2009, the FERC issued an order accepting the proposed rates effective September 1, 2009, subject to refund pending the outcome of a hearing. On October 5, 2009, we filed with the FERC a settlement of the rate case.  The settlement resolved all issues set for hearing and was supported by the FERC Staff and not opposed by the participants associated with the rate case.  On October 20, 2009, the Administrative Law Judge assigned to the case certified that the settlement was uncontested.  Under the terms of the settlement we, (i) increased our base tariff rates, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file our next general rate case to be effective no earlier than September 1, 2012 and no later than September 1, 2013, and (iv) the vast majority of our firm transportation contracts expiring prior to September 1, 2013 will be extended until August 31, 2013. We expect the FERC to approve the settlement in early 2010.

Interest and Debt Expense

Interest and debt expense for the quarter and nine months ended September 30, 2009, was $1 million and $8 million lower than the same periods in 2008 primarily due to lower average outstanding debt balances resulting from the retirement and repurchases of debt in June and September 2008. For a further discussion of our debt retirement an repurchase activities, see our 2008 Annual Report on Form 10-K.

Affiliated Interest Income

Affiliated interest income for the quarter and nine months ended September 30, 2009, was $2 million and $11 million lower than the same periods in 2008 due to lower average advances to El Paso under its cash management program and lower average short-term interest rates. The average advances due from El Paso decreased primarily due to debt retirement and repurchases in June and September 2008 with recoveries of our note receivable. The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except for rates)
Average advance due from El Paso	$60	$221	$84	$357
Average short-term interest rate	1.6%	3.7%	1.8%	4.5%

Liquidity and Capital Expenditures

Liquidity Overview.  Our primary sources of liquidity are cash flows from operating activities, El Paso’s cash management program and capital contributions from our partners. At September 30, 2009, we had a note receivable from El Paso of approximately $85 million of which approximately $11 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 5 for a further discussion of El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures and for required distributions to our partners.

Volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and beyond.  Although recent financial market conditions have shown signs of improvement, continued volatility in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities, amounts available to us under El Paso’s cash management program and capital contributions from our partners. As of September 30, 2009, El Paso had approximately $2.4 billion of available liquidity, including approximately $1.4 billion of capacity available to it under various committed credit facilities. While we do not anticipate a need to directly access the financial markets in the remainder of 2009 for any of our operating activities or expansion capital needs based on liquidity available to us, volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.

2009 Cash Flow Activities. Our cash flows for the nine months ended September 30 are summarized as follows (in millions):

Cash Flow from Operations
Net income	$141
Non-cash income adjustments	41
Change in other assets and liabilities	13
Total cash flow from operations	195

Cash Inflows
Investing activities
Net change in note receivable from affiliate	51
Total other cash inflows	51

Cash Outflows
Investing activities
Additions to property, plant and equipment	117
Financing activities
Distributions to partners	129
Total cash outflows	246
Net change in cash	$—

    During the first nine months of 2009, we generated $195 million of operating cash flow. We utilize these amounts to fund maintenance and expansion of our system as well as pay distributions to our partners. During the nine months ended September 30, 2009, we paid cash distributions of approximately $129 million to our partners. In addition, in October 2009 we paid a cash distribution to our partners of approximately $42 million. Our cash capital expenditures for the nine months ended September 30, 2009, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Nine Months Ended September 30, 2009	2009 Remaining	Total
	(In millions)
Maintenance	$42	$23	$65
Expansion	75	6	81
	$117	$29	$146

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

It is also likely that any federal legislation enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission credits. Based on 2007 data we reported to the California Climate Action Registry (CCAR), our operations in the United States emitted approximately 1.9 million tonnes of carbon dioxide equivalent emissions in 2007. We believe that approximately 1.6 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives in July 2009, with approximately 21 percent of this amount being subject to the cap-and-trade rules contained in the proposed legislation and the remainder being subject to performance standards. As proposed, the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities, the costs of which would likely be material.  Although we believe that many of these costs should be recoverable in the rates charged to our customers, recovery is still uncertain at this time.

The Environmental Protection Agency (EPA) finalized regulations to monitor and report GHG emissions on an annual basis and recently proposed new regulations to regulate GHGs under the Clean Air Act, which EPA has indicated could be finalized as early as March 2010.  In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations, as well as lawsuits, could result in delays  and have negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities, the costs of which would likely be material.

Energy Legislation.  In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint.” These proposals would establish renewable portfolio standards at both the federal and state level, some of which would require a material increase in renewable sources, such as wind and solar power generation, over the next several decades.  Additionally, the proposals would establish incentives for energy efficiency and conservation.  Although the ultimate targets that would be established in these areas are uncertain at this time, such proposals if enacted could negatively impact natural gas usage over the longer term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2008 Annual Report on Form 10-K.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2009, we implemented a new financial accounting system and consolidated financial chart of accounts. The system implementation efforts were carefully planned and executed. Training sessions were administered to individuals who are impacted by the new system and chart of accounts, and system controls and functionality were reviewed and successfully tested prior and subsequent to implementation. Following evaluation, management believes that  the new system has been successfully implemented. There were no other changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SOUTHERN NATURAL GAS COMPANY

Date: November 6, 2009	/s/ James C. Yardley
James C. Yardley
President
(Principal Executive Officer)

Date: November 6, 2009	/s/ John R. Sult
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