Form 10-K
period 2009-12-31
SOUTHERN NATURAL GAS CO
filed 2010-02-26
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting equity held by non-affiliates of the registrant: None

Documents Incorporated by Reference: None

SOUTHERN NATURAL GAS COMPANY

Below is a list of terms that are common to our industry and used throughout this document:

/d	=	per day	LNG	=	liquefied natural gas
BBtu	=	billion British thermal units	MMcf	=	million cubic feet
Bcf	=	billion cubic feet	Tonne	=	metric ton

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, “ours”, or “SNG”, we are describing Southern Natural Gas Company and/or our subsidiaries.

PART I

ITEM 1. BUSINESS

Overview and Strategy

We are a Delaware general partnership, originally formed in 1935 as a corporation. We are owned 75 percent indirectly through a wholly owned subsidiary of El Paso Corporation (El Paso) and 25 percent by EPPP SNG GP Holdings, L.L.C., a subsidiary of El Paso Pipeline Partners, L.P. (EPB), a master limited partnership of El Paso. EPB was formed in November 2007 at which time El Paso contributed 10 percent of its interest in us to EPB. In September 2008, EPB acquired an additional 15 percent ownership interest in us from El Paso.

In November 2007, in conjunction with the formation of EPB, we distributed our 50 percent interest in Citrus Corp. (Citrus) and our wholly owned subsidiaries, Southern LNG, Inc. (SLNG) and Elba Express Company, LLC (Elba Express), to El Paso. Citrus owns the Florida Gas Transmission Company, LLC pipeline system and SLNG owns the Elba Island LNG facility. SLNG and Elba Express have been reflected as discontinued operations in our financial statements for periods prior to their distribution. For a further discussion of these discontinued operations, see Part II, Item 8, Financial Statements and Supplementary Data, Note 2. In addition, effective November 1, 2007, we converted our legal structure into a general partnership, and are no longer subject to income taxes. Accordingly, we settled our then existing current and deferred tax balances through El Paso’s cash management program pursuant to our tax sharing agreement with El Paso.

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

 Our strategy is to enhance the value of our transportation and storage business by:

•	providing outstanding customer service;

•	executing successfully on time and on budget for our backlog of committed expansion projects;

•	developing new growth projects in our market and supply areas;

•	maintaining the integrity and ensuring the safety of our pipeline system and other assets;

•	successfully recontracting expiring contracts for transportation capacity or contracting available capacity; and

•	focusing on efficiency and synergies across our system.

Pipeline System. Our pipeline system consists of approximately 7,600 miles of pipeline with a design capacity of 3,700 MMcf/d. During 2009, 2008 and 2007, average throughput was 2,322 BBtu/d, 2,339 BBtu/d and 2,345 BBtu/d. This system extends from supply basins in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to market areas in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee, including the metropolitan areas of Atlanta and Birmingham. We are the principal natural gas transporter to the southeastern markets in Alabama, Georgia and South Carolina. Our system is also connected to the Elba Island LNG terminal near Savannah, Georgia. This terminal has a peak send-out capacity of approximately 1.2 Bcf/d.

  FERC Approved Projects. As of December 31, 2009, we had the following FERC-approved expansion projects on our system. For a further discussion of our other expansion projects, see Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Project	Capacity (MMcf/d)	Description	Anticipated Completion or In-Service Date

South System III	370	To add 81 miles of pipe and 17,310 of horsepower compression on our pipeline facilities.	2011-2012
Southeast Supply Header Phase II	350	To add 26,000 of horsepower compression to the jointly owned pipeline facilities.	2011

Storage Facilities. Along our pipeline system, we own and operate 100 percent of the Muldon storage facility in Monroe County, Mississippi and own a 50 percent interest in and operate the Bear Creek Storage Company, LLC (Bear Creek) in Bienville Parish, Louisiana. Bear Creek provides storage services pursuant to firm contracts to us and Tennessee Gas Pipeline Company, a subsidiary of El Paso, which owns the remaining 50 percent interest. Our interest in Bear Creek and the Muldon storage facilities have a combined working natural gas storage capacity of 60 Bcf and peak withdrawal capacity of 1.2 Bcf/d. We provide storage services to our customers utilizing the Bear Creek and the Muldon storage facilities at our FERC tariff rate.

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

The natural gas industry is undergoing a major shift in supply sources. Production from conventional sources is declining while production from unconventional sources, such as shale, tight sands, and coal bed methane, is rapidly increasing.  This shift will change the supply patterns and flows on pipelines. The impact will vary among pipelines according to the proximity of the new supply sources. Our pipeline is directly connected to the Haynesville Shale formation in northern Louisiana. Our pipeline is also indirectly connected, through new interconnecting pipelines, to the Barnett Shale, Bossier Sands, Woodford Shale and Fayetteville Shale.  It is likely that natural gas from these sources will increase over time. This will affect the flows on the system and the array of shipper contracts.

Imported LNG has been a growing supply sector of the natural gas market. LNG terminals and other regasification facilities can serve as alternate sources of supply for pipelines, enhancing their delivery capabilities and operational flexibility and complementing traditional supply transported into market areas. However, these LNG delivery systems may also compete with us for transportation of gas into market areas we serve.

Electric power generation has been a growing demand sector of the natural gas market. The growth of natural gas-fired electric power benefits the natural gas industry by creating more demand for natural gas. This potential benefit is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity, increased natural gas prices and the use and availability of other fuel sources for power generation. In addition, in several regions of the country, new additions in electric generating capacity have exceeded load growth and electric transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm transportation contracts with natural gas pipelines.

Growth of the natural gas market has been adversely affected by the current economic slowdown in the U.S. and global economies. The decline in economic activity reduced industrial demand for natural gas and electricity, which affected natural gas demand both directly in end-use markets and indirectly through lower power generation demand for natural gas. We expect the demand and growth for natural gas to return as the economy recovers. Natural gas has a favorable competitive position as an electric generation fuel because it is a clean and abundant fuel with lower capital requirements compared with other alternatives. The lower demand and the credit restrictions on investments in the recent past may slow development of supply projects. While our pipeline could experience some level of reduced throughput and revenues, or slower development of expansion projects as a result of these factors, we generate a significant (greater than 80 percent) portion of our revenues through fixed monthly reservation or demand charges on long-term contracts at rates stipulated under our tariff or in our contracts.

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

We face competition in a number of our key markets and we compete with other interstate and intrastate pipelines for deliveries to multiple-connection customers who can take deliveries at alternative points. Natural gas delivered on our system competes with alternative energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil. Our four largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines. Also, we compete with several pipelines for the transportation business of our other customers. In addition, we compete with pipelines and gathering systems for connection to new supply sources.

Our most direct competitor is Transco, which owns an approximately 10,500-mile pipeline extending from Texas to New York. It has firm transportation contracts with some of our largest customers, including Atlanta Gas Light Company, Alabama Gas Corporation, Southern Company Services, and SCANA Corporation.

The following table details our customer and contract information related to our pipeline system as of   December 31, 2009. Firm customers reserve capacity on our pipeline system and storage facilities and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Interruptible customers are customers without reserved capacity that pay usage charges based on the volume of gas they transport, store, inject or withdraw.

Customer Information	Contract Information
Approximately 270 firm and interruptible customers.	Approximately 200 firm transportation contracts. Weighted average remaining contract term of approximately six years.

Major Customers: Atlanta Gas Light Company(1) (1,063 BBtu/d)

Expire in 2013-2024.

Southern Company Services
(433 BBtu/d)	Expire in 2011-2018.

Alabama Gas Corporation
(372 BBtu/d)	Expire in 2010-2013.

SCANA Corporation
(315 BBtu/d)	Expire in 2013-2019.
____________

(1)	Atlanta Gas Light Company is currently releasing a significant portion of its firm capacity to a subsidiary of SCANA Corporation under terms allowed by our tariff.

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

The financial results of our transportation and storage operations are impacted by the volumes of natural gas we transport or store and the prices we are able to charge for doing so. The volumes of natural gas we are able to transport and store depends on the actions of third parties and are beyond our control. Such actions include factors that impact our customers’ demand and producers’ supply, including factors that negatively impact our customers’ need for natural gas from us, as well as the continued availability of natural gas production and reserves connected to our pipeline system.  Further, the following factors, most of which are also beyond our control, may unfavorably impact our ability to maintain or increase current throughput, or to remarket unsubscribed capacity on our pipeline system:

•	service area competition;

•	price competition;

•	expiration or turn back of significant contracts;

•	changes in regulation and actions of regulatory bodies;

•	weather conditions that impact natural gas throughput and storage levels;

•	weather fluctuations or warming or cooling trends that may impact demand in the markets in which we do business, including trends potentially attributed to climate change;

•	drilling activity and decreased availability of conventional gas supply sources and the availability and timing of other gas supply sources, such as LNG;

•	continued development of additional sources of gas supply that can be accessed;

•	decreased natural gas demand due to various factors, including economic recession (as further discussed below), availability of alternate energy sources and increases in prices;

•
legislative, regulatory or judicial actions, such as mandatory renewable portfolio standards and greenhouse gas (GHG) regulations and/or legislation that could result in (i) changes in the demand for natural gas and oil, (ii) changes in the availability of or demand for alternative energy sources such as hydroelectric and nuclear power, wind and solar energy and/or (iii) changes in the demand for less carbon intensive energy sources;

•	availability and cost to fund ongoing maintenance and growth projects, especially in periods of prolonged economic decline;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions including prolonged recessionary periods that might negatively impact natural gas demand and the capital markets;

•
our ability to achieve targeted annual operating and administrative expenses primarily by reducing internal costs and improving efficiencies from leveraging a consolidated supply chain organization; and

•	unfavorable movements in natural gas prices in certain supply and demand areas.

A substantial portion of our revenues are generated from transportation contracts that must be renegotiated periodically.

Our revenues are generated under transportation and storage contracts which expire periodically and must be renegotiated, extended or replaced. If we are unable to extend or replace these contracts when they expire or renegotiate contract terms as favorable as the existing contracts, we could suffer a material reduction in our revenues, earnings and cash flows. Currently, a substantial portion of our firm transportation contacts are subscribed through 2013. For additional information on the expiration of our contract portfolio, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, our ability to extend and replace contracts could be adversely affected by factors we cannot control as discussed in more detail above. In addition, changes in state regulation of local distribution companies may cause us to negotiate short-term contracts or turn back our capacity when our contracts expire.

In 2009, our contracts with Atlanta Gas Light Company, Southern Company Services, Alabama Gas Corporation and SCANA Corporation represented approximately 28 percent, 11 percent, 10 percent and 8 percent of our firm transportation capacity. For additional information regarding our major customers, see Item 1, Business — Markets and Competition. The loss of one of these customers or a decline in their creditworthiness could adversely affect our results of operations, financial position and cash flows.

We are exposed to the credit risk of our customers and our credit risk management may not be adequate to protect against such risk.

We are subject to the risk of delays in payment as well as losses resulting from nonpayment and/or nonperformance by our customers, including default risk associated with adverse economic conditions. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. In addition, in certain situations, we may assume certain additional credit risks for competitive reasons or otherwise.  If our existing or future customers fail to pay and/or perform and we are unable to remarket the capacity, our business, the results of our operations and our financial condition could be adversely affected. We may not be able to effectively remarket capacity during and after insolvency proceedings involving a shipper.

A portion of our transportation services are provided pursuant to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.

It is possible that costs to perform services under “negotiated rate” contracts will exceed the negotiated rates. Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC regulated “recourse rate” for that service, and that contract must be filed and accepted by FERC. These “negotiated rate” contracts are not generally subject to adjustment for increased costs which could be produced by inflation, cost of capital, taxes or other factors relating to the specific facilities being used to perform the services. Any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, under current FERC policy is generally not recoverable from other shippers.

Fluctuations in energy commodity prices could adversely affect our business.

Revenues generated by our transportation and storage contracts depend on volumes and rates, both of which can be affected by the price of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, including power companies that may not dispatch natural gas-fired power plants if natural gas prices increase. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies’ loss of customer base. The success of our transmission and storage operations is subject to continued development of additional gas supplies to offset the natural decline from existing wells connected to our system, which requires the development of additional oil and natural gas reserves and obtaining additional supplies from interconnecting pipelines. A decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of reserves available for transporation and storage through our system.

We retain a fixed percentage of natural gas received for transportation and storage as provided in our tariff.  This retained natural gas is used as fuel and to replace lost and unaccounted for natural gas.  As calculated in a manner set forth in our tariff, volumes from any excess natural gas retained and not used in operations are to be given back to our customers through lower retention percentages determined on an annual basis. Any under-recoveries will be returned to us through higher percentages determined on an annual basis. If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted on a short-term basis, as well as with respect to our long-term recontracting activities. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. Consequently, a significant prolonged downturn in natural gas prices could have a material adverse effect on our financial condition, results of operations and liquidity. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand, including changes in supply and demand due to general economic conditions and weather;

•	availability and adequacy of gathering, processing and transportation facilities;

•	energy legislation and regulation, including potential changes associated with GHG emissions and renewable portfolio standards;

•	federal and state taxes, if any, on the sale or transportation and storage of natural gas;

•	the price and availability of supplies of alternative energy sources; and

•
the level of imports, including the potential impact of political unrest among countries producing oil and LNG, as well as the ability of certain foreign countries to maintain natural gas and oil prices, production and export controls.

The agencies that regulate us and our customers could affect our profitability.

Our business is regulated by the FERC, the U.S. Department of Transportation, the U.S. Department of the Interior and various state and local regulatory agencies whose actions have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services and sets authorized rates of return. In January 2010, the FERC approved our settlement in which we (i) increased our base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file our next general rate case to be effective after August 31, 2012 but no later than September 1, 2013, and (iv) extended the vast majority of our firm transportation contracts until August 31, 2013.

We periodically file with the FERC to adjust the rates charged to our customers. In establishing those rates, the FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. Depending on the specific risks faced by us and the companies included in the proxy group, the FERC may establish rates that are not acceptable to us and have a negative impact on our cash flows, profitability and results of operations. In addition, pursuant to laws and regulations, our existing rates may be challenged by complaint. The FERC commenced several complaint proceedings in 2009 against unaffiliated pipeline systems to reduce the rates they were charging their customers.  There is a risk that the FERC or our customers could file similar complaints on our pipeline system and that a successful complaint against our rates could have an adverse impact on our cash flows and results of operations.

In addition, the FERC currently allows partnerships and other pass through entities to include in their cost-of-service an income tax allowance. Any changes to the FERC’s treatment of income tax allowances in cost-of-service and to potential adjustment in a future rate case of our equity rate of return may cause our rates to be set at a level that is different from those currently in place and in some instances lower than the level otherwise in effect.

Increased regulatory requirements relating to the integrity of our pipeline requires additional spending in order to maintain compliance with the FERC’s requirements. Any additional requirements that are enacted could significantly increase the amount of these expenditures. Further, state agencies that regulate our local distribution company customers could impose requirements that could impact demand for our services.

Environmental compliance and remediation costs and the costs of environmental liabilities could exceed our estimates.

Our operations are subject to various environmental laws and regulations regarding compliance and remediation obligations. Compliance obligations can result in significant costs to install and maintain pollution controls, fines and penalties resulting from any failure to comply and potential limitations on our operations. Remediation obligations can result in significant costs associated with the investigation or clean-up of contaminated properties (some of which have been designated as Superfund sites by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act), as well as damage claims arising out of the contamination of properties or impact on natural resources. Although we believe we have established appropriate reserves for our environmental liabilities, it is not possible for us to estimate the exact amount and timing of all future expenditures related to environmental matters and we could be required to set aside additional amounts which could significantly impact our future consolidated results of operations, financial position or cash flows. See Part II, Item 8, Financial Statements and Supplementary Data, Note 7.

In estimating our environmental liabilities, we face uncertainties that include:

•	estimating pollution control and clean up costs, including sites where preliminary site investigation or assessments have been completed;

•	discovering new sites or additional information at existing sites;

•	forecasting cash flow timing to implement proposed pollution control and cleanup costs;

•	receiving regulatory approval for remediation programs;

•	quantifying liability under environmental laws that may impose joint and several liability on potentially responsible parties and managing allocation responsibilities;

•	evaluating and understanding environmental laws and regulations, including their interpretation and enforcement;

•	interpreting whether various maintenance activities performed in the past and currently being performed required pre-construction permits pursuant to the Clean Air Act; and

•	changing environmental laws and regulations that may increase our costs.

In addition to potentially increasing the cost of our environmental liabilities, changing environmental laws and regulations may increase our future compliance costs, such as the costs of complying with ozone standards, emission standards with regard to our reciprocating internal combustion engines on our pipeline system, GHG reporting and potential mandatory GHG emissions reductions. Future environmental compliance costs relating to GHGs associated with our operations are not yet clear.  For a further discussion on GHGs, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Commitments and Contingencies.

Although it is uncertain what impact legislative, regulatory, and judicial actions might have on us until further definition is provided in those forums, there is a risk that such future measures could result in changes to our operations and to the consumption and demand for natural gas. Changes to our operations could include increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, (iii) construct new facilities, (iv) acquire allowances or pay taxes related to our GHG and other emissions, and (v) administer and manage an emissions program for GHG and other emissions. Changes in regulations, including adopting new standards for emission controls from certain of our facilities, could also result in delays in obtaining required permits to construct our facilities. While we may be able to include some or all of the costs associated with our environmental liabilities and environmental compliance in the rates charged by our pipeline and in the prices at which we sell natural gas, our ability to recover such costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final regulations and legislation.

Our operations are subject to operational hazards and uninsured risks.

Our operations are subject to the inherent risks normally associated with pipeline operations, including pipeline failures, explosions, pollution, release of toxic substances, fires, adverse weather conditions (such as hurricanes and flooding), terrorist activity or acts of aggression, and other hazards. Each of these risks could result in damage to or destruction of our facilities or damages or injuries to persons and property causing us to suffer substantial losses. In addition, although the potential effects of climate change on our operations (such as hurricanes, flooding, etc.) are uncertain at this time, changes in climate patterns as a result of global emissions of GHG could have a negative impact on our operations in the future.

While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our insurance coverages have material deductibles as well as limits on our maximum recovery, and do not cover all risks. There is also the risk that our coverages will change over time in light of increased premiums or changes in the terms of the insurance coverages that could result in our decision to either terminate certain coverages, increase our deductibles or decrease our maximum recoveries. In addition, there is a risk that our insurers may default on their coverage obligations. As a result, our results of operations, cash flows or financial condition could be adversely affected if a significant event occurs that is not fully covered by insurance.

The expansion of our business by constructing new facilities subjects us to construction and other risks that may adversely affect our financial results.

We may expand the capacity of our existing pipeline and storage facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:

•
our ability to obtain necessary approvals and permits by the FERC and other regulatory agencies on a timely basis and on terms that are acceptable to us, including the potential impact of delays and increased costs caused by certain environmental and landowner groups with interests along the route of our pipeline;

•	the ability to access sufficient capital at reasonable rates to fund expansion projects, especially in periods of prolonged economic decline when we may be unable to access the capital markets;

•	the availability of skilled labor, equipment, and materials to complete expansion projects;

•
potential changes in federal, state and local statutes, regulations and orders, such as environmental requirements, including climate change requirements, that delay or prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on our ability to acquire rights-of-way or land rights or to commence and complete construction on a timely basis or on terms that are acceptable to us;

•
our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials, labor, contractor productivity, delays in construction or other factors beyond our control, that we may not be able to recover from our customers which may be material;

•	the lack of future growth in natural gas supply and/or demand; and

•	the lack of transportation, storage or throughput commitments.

Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs.  There is also the risk that the downturn in the economy and its negative impact upon natural gas demand may result in either slower development in our expansion projects or adjustments in the contractual commitments supporting such projects. As a result, new facilities may be delayed or we may not achieve our expected investment return, which could adversely affect our results of operations, cash flows or financial position.

Adverse general domestic economic conditions could negatively affect our operating results, financial condition, or liquidity.

We, El Paso, and its subsidiaries are subject to the risks arising from adverse changes in general domestic economic conditions including recession or economic slowdown. The global economy is experiencing a recession and the financial markets have experienced extreme volatility and instability. In response, over the last year, El Paso announced certain actions designed to reduce its need to access such financial markets, including reductions in the capital programs of certain of its operating subsidiaries and the sale of several non-core assets.

If we or El Paso experience prolonged periods of recession or slowed economic growth in the U.S., demand growth from consumers for natural gas transported by us may continue to decrease, which could impact the development of our future expansion projects. Additionally, our or El Paso’s access to capital could be impeded and the cost of capital we obtain could be higher. Finally, we are subject to the risks arising from changes in legislation and regulation associated with any such recession or prolonged economic slowdown, including creating preference for renewables, as part of a legislative package to stimulate the economy. Any of these events, which are beyond our control, could negatively impact our business, results of operations, financial condition, and liquidity.

We are subject to financing and interest rate risks.

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

Risks Related to Our Affiliation with El Paso and EPB

El Paso and EPB file reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not included herein or incorporated by reference into this report.

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

Our relationship with El Paso and EPB subjects us to potential conflicts of interest and they may favor their interests to the detriment of us.

Although El Paso has majority control of most decisions affecting our business, there are certain decisions that require the approval of both El Paso and EPB, including material regulatory filings, any significant sale of our assets, mergers and certain changes in affiliated service agreements. Conflicts of interest or disagreements could arise between El Paso and EPB with regard to such matters requiring unanimous approval, which could negatively impact our future operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of our partnership interests are held by El Paso and EPB and, accordingly, are not publicly traded. Prior to converting into a general partnership effective November 1, 2007, all of our common stock was held by El Paso.

We are required to make distributions to our partners of available cash as defined in our partnership agreement on a quarterly basis from legally available funds that have been approved for payment by our Management Committee. We made cash distributions to our partners of approximately $171 million in 2009 and approximately $200 million in 2008. No dividends or cash distributions were declared or paid in 2007. Additionally, in January 2010, we made a cash distribution of approximately $83 million to our partners.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements and is not necessarily indicative of results to be expected in the future. The selected financial data should be read together with Item 7, Management’s Discussion and Analysis and Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.

	As of or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions)
Operating Results Data:
Operating revenues	$510	$540	$482	$462	$437
Operating income	255	271	242	218	215
Income from continuing operations	208	235	202	162	155

Financial Position Data:
Total assets	$2,659	$2,629	$2,803	$3,395	$3,199
Long-term debt, less current maturities	910	910	1,098	1,096	1,195
Partners’ capital/stockholder’s equity	1,614	1,577	1,542	1,644	1,455

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

In November 2007, in conjunction with the formation of El Paso Pipeline Partners, L.P. (EPB), we distributed our 50 percent interest in Citrus Corp. (Citrus) and our wholly owned subsidiaries Southern LNG, Inc. (SLNG) and Elba Express Company, LLC (Elba Express), to El Paso Corporation (El Paso). Citrus owns the Florida Gas Transmission Company, LLC pipeline system and SLNG owns the Elba Island LNG facility. SLNG and Elba Express have been reflected as discontinued operations in our financial statements for periods prior to their distribution. Our continuing operating results include earnings from Citrus, but only through the date of its distribution to El Paso. For a further discussion of these discontinued operations, see Item 8, Financial Statements and Supplementary Data, Note 2. In addition, effective November 1, 2007, we converted our legal structure into a general partnership, and are no longer subject to income taxes. Accordingly, we settled our then existing current and deferred tax balances through El Paso’s cash management program pursuant to our tax sharing agreement with El Paso.

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

Type	Description	Percent of Total Revenues in 2009
Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline system and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	88

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn. We also earn revenue from other miscellaneous sources.	12

The Federal Energy Regulatory Commission (FERC) regulates the rates we can charge our customers. These rates are generally a function of the cost of providing services to our customers, including a reasonable return on our invested capital. In January 2010, the FERC approved our settlement in which we (i) increased our base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file our next general rate case to be effective after August 31, 2012 but no later than September 1, 2013, and (iv) extended the vast majority of our firm transportation contracts until August 31, 2013. Because of our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices, changes in supply and demand, regulatory actions, competition, declines in the creditworthiness of our customers and weather.

We continue to manage the process of renewing expiring contracts to limit the risk of significant impacts on our revenues. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and the market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs, although at times, we enter into firm transportation contracts at amounts that are less than these maximum allowable rates to remain competitive. We refer to the difference between the maximum rates allowed under our tariff and the contractual rate we charge as discounts.

Our existing contracts mature at various times and in varying amounts of throughput capacity. The weighted average remaining contract term for our active contracts is approximately six years as of December 31, 2009. Below are the contract expiration portfolio and the associated revenue expirations for our firm transportation contracts as of December 31, 2009, including those with terms beginning in 2010 or later.

	Contracted Capacity	Percent of Total Contracted Capacity	Reservation Revenue	Percent of Total Reservation Revenue
	(BBtu/d)		(In millions)
2010	118	3	$16	4
2011	124	3	6	1
2012	—	—	—	—
2013	2,127	56	255	58
2014 and beyond	1,473	38	161	37
Total	3,842	100	$438	100

Growth Projects. We expect to spend approximately $403 million on contracted organic growth projects from 2010 through 2014. Of this amount, we expect to spend $249 million in 2010 primarily on our South System III and the Southeast Supply Header projects described below:

•
South System III. The South System III expansion project will expand our pipeline system in Mississippi, Alabama and Georgia by adding approximately 81 miles of pipeline looping and replacement on our south system and 17,310 horsepower of compression to serve an existing power generation facility owned by the Southern Company in the Atlanta, Georgia area that is being converted from coal-fired to cleaner burning natural gas. This expansion project will be completed in three phases, at an estimated total cost of $352 million, with each phase expected to add an additional 122 MMcf/d of capacity. In August 2009, we received a certificate of authorization from the FERC on this project. The project has estimated in-service dates of January 2011 for Phase I, June 2011 for Phase II and June 2012 for Phase III. We have entered into a precedent agreement with Southern Company Services as agent for its affiliated operating companies, Georgia Power Company, Alabama Power Company, Mississippi Power Company, Southern Power Company and Gulf Power Company to provide an incremental firm transportation service to such operating companies, commencing in phases beginning January 1, 2011, and ending May 31, 2032, which is 20 years after the estimated in-service date for Phase III.

•
Southeast Supply Header.  We own an undivided interest in the northern portion of the Southeast Supply Header project jointly owned by Spectra Energy Corp (Spectra) and CenterPoint Energy, which added 115-mile supply line to the western portion of our system. This project is expected to provide access through pipeline interconnects to several supply basins, including the Barnett Shale, Bossier Sands, Arkoma and Fayetteville Shale basins. The estimated cost to us for Phase II is $69 million and is expected to provide us with an additional 350 MMcf/d of supply capacity. In August 2009, we received a certificate of authorization from the FERC to construct Phase II, which is anticipated to be placed in service in June 2011.

We believe that cash flows from operating activities, combined with amounts available to us under El Paso’s cash management program and capital contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of both consolidated operations and an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to our net income, our throughput volumes and an analysis and discussion of our results in 2009 compared with 2008 and 2008 compared with 2007.

Operating Results:

	2009	2008	2007
	(In millions, except for volumes)
Operating revenues	$510	$540	$482
Operating expenses	(255)	(269)	(240)
Operating income	255	271	242
Earnings from unconsolidated affiliates	11	13	88
Other income, net	2	10	13
EBIT(1)	268	294	343
Interest and debt expense	(62)	(72)	(91)
Affiliated interest income	2	13	19
Income tax expense	—	—	(69)
Income from continuing operations	208	235	202
Discontinued operations, net of income taxes	—	—	19
Net income	$208	$235	$221
Throughput volumes (BBtu/d)(2)	2,322	2,339	2,345
____________

(1)	2007 EBIT represents EBIT from continuing operations.
(2)	Throughput volumes include billable transportation throughput volumes for storage injection.

EBIT Analysis:

	2009 to 2008				2008 to 2007
	Revenue	Expense	Other	Total	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansions	$2	$(3)	$(12)	$(13)	$14	$(2)	$(2)	$10
Service revenues	22	—	—	22	2	—	—	2
Gas not used in operations and other natural gas sales	(15)	22	—	7	9	(12)	—	(3)
Calpine bankruptcy	(35)	—	—	(35)	33	—	—	33
Operating and general and administrative expenses	—	—	—	—	—	(10)	—	(10)
Earnings from Citrus	—	—	—	—	—	—	(75)	(75)
Other(1)	(4)	(5)	2	(7)	—	(5)	(1)	(6)
Total impact on EBIT	$(30)	$14	$(10)	$(26)	$58	$(29)	$(78)	$(49)
____________

(1)	Consists of individually insignificant items.

 Expansions.  During 2009, the allowance for funds used during construction (AFUDC) has been reduced by approximately $12 million due to lower capital expenditures as compared to 2008. This decrease is primarily attributable to the completion of the Cypress Phase II and Southeast Supply Header Phase I projects placed into service in May 2008 and September 2008. Since we placed Phase I of the Cypress project in service in May 2007 and Phase II of the project in May 2008, we experienced an increased level of revenue throughout 2008 and a decrease in AFUDC on this project in 2008 as compared to 2007. The reduction in AFUDC on the Cypress project during 2008 was partially offset by higher AFUDC related to the construction of Phase I of the Southeast Supply Header, which was placed into service in September 2008.

During 2009, BG LNG Services (BG) informed us of their intent not to exercise their option to have us construct the Cypress Phase III expansion. However, BG has made alternative commitments to subscribe to certain other firm capacity on another of El Paso’s pipeline systems and to provide certain rate considerations on its existing transportation contract for Cypress Phases I and II. In August 2009, we received certificates of authorization from the FERC on the South System III and Southeast Supply Header Phase II projects.

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

Service Revenues. During 2009, our service revenue increased primarily due to higher tariff rates placed into service on September 1, 2009 pursuant to our rate case settlement which is further discussed above. During 2008, our service revenues increased primarily due to an increase in our firm transportation revenue offset by lower interruptible services and usage revenue as compared to 2007.

Gas Not Used in Operations and Other Natural Gas Sales and Purchases. Prior to September 1, 2009, the financial impacts of our operational gas, net of gas used in operations, was based on the price of natural gas and the amount of natural gas we were allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we used for operating purposes and the cost of operating our electric compression facilities. Effective September 1, 2009, a volume tracker was implemented as part of our rate case settlement as further discussed below, therefore we no longer share retained gas not used in operations. However, through August 31, 2009, our share of retained gas not used in operations resulted in revenues to us, which were impacted by volumes and prices during a given period. For the year ended December 31, 2009, our operating expense was $22 million lower than in 2008 primarily due to favorable revaluation of retained volumes on our system. Offsetting this favorable impact during the year ended December 31, 2009 was a $15 million reduction in revenue primarily related to favorable sales in 2008. During the year ended December 31, 2008, our EBIT was lower primarily due to higher cost of electric compression on our system and lower gas prices at year end.

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

Earnings from Citrus. Our operating results for 2007 reflect earnings from Citrus prior to its distribution to El Paso in November 2007 in conjunction with the formation of EPB.

Interest and Debt Expense

Interest and debt expense for the year ended December 31, 2009, was $10 million lower than in 2008 primarily due to lower average outstanding debt balances resulting from the retirement and repurchases of debt in June and September 2008. Interest and debt expense for the year ended December 31, 2008, was $19 million lower than in 2007 primarily due to lower average outstanding debt balances. For further information on our outstanding debt balances, see Item 8, Financial Statements and Supplementary Data, Note 6.

Affiliated Interest Income

Affiliated interest income for the year ended December 31, 2009 was $11 million lower than in 2008 and $6 million lower for the year ended December 31, 2008 as compared to 2007 due to lower average advances due from El Paso under its cash management program and lower short-term interest rates. During 2009, the average advances due from El Paso decreased primarily due to debt retirement and repurchases in June and September 2008 with recoveries of our note receivable. The following table shows the average advances due from El Paso and the average short-term interest rates for the year ended December 31:

	2009	2008	2007
	(In millions, except for rates)
Average advance due from El Paso	$85	$300	$315
Average short-term interest rate	1.7%	4.4%	6.2%

Income Taxes

Effective November 1, 2007, we no longer pay income taxes as a result of our conversion into a partnership, which impacted our 2007 effective tax rate. Our effective tax rate of 25 percent for the year ended December 31, 2007, was lower than the statutory rate of 35 percent primarily due to the tax effect of earnings from unconsolidated affiliates that qualify for the dividends received deduction, partially offset by the effect of state income taxes. For a reconciliation of the statutory rate to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 3.

Liquidity and Capital Resources

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities, amounts available under El Paso’s cash management program and capital contributions from our partners. At December 31, 2009, we had a note receivable from El Paso of approximately $154 million of which approximately $42 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 8, Financial Statements and Supplementary Data, Note 11, for a further discussion of El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures and for required distributions to our partners.

Although recent financial conditions have shown signs of improvement, continued volatility in 2010 and beyond in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital.  Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities, amounts available to us under El Paso’s cash management program and capital contributions from our partners. As of December 31, 2009, El Paso had approximately $1.8 billion of available liquidity, including approximately $1.3 billion of capacity available to it under various committed credit facilities. While we do not anticipate a need to directly access the financial markets in 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

For further detail on our risk factors including potential adverse general economic conditions including our ability to access financial markets which could impact our operations and liquidity, see Part I, Item 1A, Risk Factors.

2009 Cash Flow Activities. Our cash flows for the year ended December 31, 2009 are summarized as follows (In millions):

Cash Flow from Operations
Net income	$208
Non-cash income adjustments	56
Change in other assets and liabilities	22
Total cash flow from operations	286

Cash Inflows
Investing activities
Proceeds from sale of assets	41

Cash Outflows
Investing activities
Additions to property, plant and equipment	138
Net change in notes receivable from affiliate	18
156
Financing activities
Distributions to partners	171

Total cash outflows	327
Net change in cash	$—

During 2009, we generated $286 million of operating cash flow. We utilized these amounts to fund maintenance of our system as well as pay distributions to our partners. During the year ended December 31, 2009, we paid cash distributions of approximately $171 million to our partners. In addition, in January 2010 we paid a cash distribution to our partners of approximately $83 million. Our cash capital expenditures for the year ended December 31, 2009 and those planned for 2010 are listed below:

	2009	Expected 2010
	(In millions)
Maintenance	$60	$95
Expansion/Other	84	249
Hurricanes(1)	(6)	—
Total	$138	$344
____________

(1) Amounts shown are net of insurance proceeds of $9 million in 2009.

Our expected 2010 expansion capital expenditures primarily relate to our South System III and Southeast Supply Header expansion projects. Our maintenance capital expenditures primarily relate to maintaining and improving the integrity of our pipeline, complying with regulations and ensuring the safe and reliable delivery of natural gas to our customers.  While we expect to fund maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through amounts available under El Paso’s cash management program and capital contributions from our partners. We anticipate to receive approximately $150 million of capital contributions from our partners during 2010.

Contractual Obligations

We are party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt and other accrued liabilities, while other obligations, such as operating leases, demand charges under transportation and storage commitments and capital commitments, are not reflected on our balance sheet. We have excluded from these amounts expected contributions to our other postretirement benefit plans, because these expected contributions are not contractually required. For further information on our expected contributions to our post retirement benefit plans, see Item 8, Financial Statements and Supplementary Data, Note 8. The following table and discussion summarizes our contractual cash obligations as of December 31, 2009, for each of the periods presented (all amounts are undiscounted):

	Due in less than 1 Year	Due in 1 to 3 Years	Due in 3 to 5 Years	Thereafter	Total
	(In millions)
Long-term debt:
Principal	$—	$—	$—	$911	$911
Interest	61	123	123	620	927

Operating leases	3	6	6	8	23
Other contractual commitments and purchase obligations:
Transportation and storage commitments	18	9	—	—	27
Other commitments	53	15	—	—	68
Total contractual obligations	$135	$153	$129	$1,539	$1,956

Long-Term Debt (Principal and Interest). Debt obligations included in the table above represent stated maturities. Interest payments are shown through the stated maturity date of the related fixed rate debt based on the contractual interest rate. For a further discussion of our debt obligations, see Item 8, Financial Statements and Supplementary Data, Note 6.

Operating Leases. For a further discussion of these obligations see Item 8, Financial Statements and Supplementary Data, Note 7.

Other Contractual Commitments and Purchase Obligations. Other contractual commitments and purchase obligations are defined as legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions, and that detail approximate timing of the underlying obligations. Included are the following:

•
Transportation and Storage Commitments. Included in these amounts are commitments for purchasing pipe and related assets in our pipeline operations, and various other maintenance, engineering, procurement and construction contracts. We have excluded asset retirement obligations, reserves for litigation and environmental remediation as these liabilities are not contractually fixed as to the timing and amount.

•
Other Commitments. Included in these amounts are commitments for electric service to provide power to certain of our compression facilities and contractual obligations related to our expansion projects. We have excluded asset retirement obligations and reserves for litigation and environmental remediation as these liabilities are not contractually fixed as to timing and amount.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.

Climate Change and Energy Legislation and Regulation. There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed and, if enacted, will likely impact our business.

Climate Change Legislation and Regulation. Measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. Over 50 countries, including the U.S., have submitted formal pledges to cut or limit their emissions in response to the United Nations-sponsored Copenhagen Accord.  It is reasonably likely that federal legislation requiring GHG controls will be enacted within the next few years in the United States. Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other market-based legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector. We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternate fuel sources for power generation, including coal and oil-fired power generation. However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted, offset programs established, cost of emission credits and incentives provided to other fossil fuels and lower carbon technologies like nuclear, carbon capture sequestration and renewable energy sources.

It is also reasonably likely that any federal legislation enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission allowances. Based on 2008 operational data we reported to the California Climate Action Registry our operations in the United States emitted approximately 1.8 million tonnes of carbon dioxide equivalent emissions during 2008. We believe that approximately 1.6 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives (the House) in June 2009. Of these amounts that would be subject to regulation, we believe that approximately 21 percent would be subject to the cap-and-trade rules contained in the proposed legislation and the remainder would be subject to performance standards. As proposed by the House, the portion of our GHG emissions that would be subject to cap-and-trade rules could require us to purchase allowances or offset credits and the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities.  The costs of purchasing emission allowances or offset credits and installing additional equipment or changing work practices would likely be material. Increases in costs of our suppliers to comply with such cap-and-trade rules and performance standards, such as the electricity we purchase in our operations, could also be material and would likely increase our cost of operations. Although we believe that many of these costs should be recoverable in the rates we charge our customers, recovery is still uncertain at this time. A climate change bill was also voted upon favorably by the Senate Committee on Energy and Public Works (the Committee) in November 2009 and has been ordered to be reported out of the Committee. Any final bill passed out of the U.S. Senate will likely see further substantial changes, and we cannot yet predict the form it may take, the timing of when any legislation will be enacted or implemented or how it may impact our operations if ultimately enacted.

The Environmental Protection Agency (EPA) finalized regulations to monitor and report GHG emissions on an annual basis. The EPA also proposed new regulations to regulate GHGs under the Clean Air Act, which the EPA has indicated could be finalized as early as March 2010. The effective date and substantive requirements of any EPA final rule is subject to interpretation and possible legal challenges. In addition, it is uncertain whether federal legislation might be enacted that either delays the implementation of any climate change regulations of the EPA or adopts a different statutory structure for regulating GHGs than is provided for pursuant to the Clean Air Act.  Therefore, the potential impact on our operations and construction projects remains uncertain.

In addition, in March 2009, the EPA proposed a rule impacting emissions from reciprocating internal combustion engines, which would require us to install emission controls on our pipeline system. It is expected that the rule will be finalized in August 2010. As proposed, engines subject to the regulations would have to be in compliance by August 2013. Based upon that timeframe, we would expect that we would commence incurring expenditures in late 2010, with the majority of the work and expenditures incurred in 2011 and 2012. If the regulations are adopted as proposed, we would expect to incur approximately $12 million in capital expenditures over the period from 2010 to 2013.

Legislative and regulatory efforts are underway in various states and regions. These rules once finalized may impose additional costs on our operations and permitting our facilities, which could include costs to purchase offset credits or emission allowances, to retrofit or install equipment or to change existing work practice standards. In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations by federal and state governments, as well as lawsuits, could result in delays and have negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities, the costs of which would likely be material.

Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint.” These proposals would establish renewable energy and efficiency standards at both the federal and state level, some of which would require a material increase in renewable sources, such as wind and solar power generation, over the next several decades. There have also been proposals to increase the development of nuclear power and commercialize carbon capture sequestration especially at coal-fired facilities. Other proposals would establish incentives for energy efficiency and conservation.  Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas. However, such proposals if enacted could negatively impact natural gas demand over the longer term.

Off-Balance Sheet Arrangements

For a discussion of our off-balance sheet arrangements, see Item 8, Financial Statements and Supplementary Data, Notes 7 and 11, which are incorporated herein by reference.

Critical Accounting Policies and Estimates

The accounting policies discussed below are considered by management to be critical to an understanding of our financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material impact on our results of operations. For additional information concerning our other accounting policies, see the notes to the financial statements included in Item 8, Financial Statements and Supplementary Data, Note 1.

Cost-Based Regulation. We account for our regulated operations in accordance with current Financial Accounting Standards Board’s accounting standards on rate-regulated operations. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under U.S. generally accepted accounting principles for non-regulated entities. Management regularly assesses whether regulatory assets are probable of future recovery or if regulatory liabilities are probable of being refunded to our customers by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. We periodically evaluate the applicability of this standard, and consider factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, we may have to reduce certain of our asset balances to reflect a market basis lower than cost and write-off the associated regulatory assets.

Accounting for Other Postretirement Benefits. We reflect an asset or liability for our postretirement benefit plan based on its over funded or under funded status. As of December 31, 2009, our postretirement benefit plan was under funded by $7 million. Our postretirement benefit obligation and net benefit costs are primarily based on actuarial calculations. We use various assumptions in performing these calculations, including those related to the return that we expect to earn on our plan assets, the estimated cost of health care when benefits are provided under our plan and other factors. A significant assumption we utilize is the discount rates used in calculating our benefit obligation. We select our discount rate by matching the timing and amount of our expected future benefit payments for our postretirement benefit obligation to the average yields of various high-quality bonds with corresponding maturities.

    Actual results may differ from the assumptions included in these calculations, and as a result, our estimates associated with postretirement benefits can be, and often are, revised in the future. The income statement impact of the changes in the assumptions on our related benefit obligation, along with changes to the plan and other items, are deferred and recorded as either a regulatory asset or liability. A one percent change in our primary assumptions would not have had a significant effect on net postretirement benefit cost. The following table shows the impact of a one percent change to the funded status for the year ended December 31, 2009 (in millions):

Change in Funded Status
One percent increase in:
Discount rates	$5
Health care cost trends	(5)
One percent decrease in:
Discount rates	$(5)
Health care cost trends	4

New Accounting Pronouncements Issued But Not Yet Adopted

See Item 8, Financial Statements and Supplementary Data, Note 1, under New Accounting Pronouncements Issued But Not Yet Adopted, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the risk of changing interest rates. At December 31, 2009, we had a note receivable from El Paso of approximately $154 million, with a variable interest rate of 1.5% that is due upon demand. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates the carrying value due to the note being due upon demand and the market-based nature of the interest rate.

The table below shows the carrying value, related weighted-average effective interest rates on our non-affiliated fixed rate long-term debt securities and the fair value of these securities estimated based on quoted market prices for the same or similar issues.

	December 31, 2009				December 31, 2008
	Expected Fiscal Year of Maturity of
	Carrying Amounts			Fair	Carrying	Fair
	2009-2013	Thereafter	Total	Value	Amount	Value
	(In millions, except for rate)
Liabilities:
Long-term debt — fixed rate	$—	$910	$910	$977	$910	$726
Average effective interest rate		6.8%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by the Securities and Exchange Commission (SEC) rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we made an assessment of the effectiveness of our internal control over financial reporting as of    December 31, 2009. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of  December 31, 2009.

Report of Independent Registered Public Accounting Firm

The Partners of Southern Natural Gas Company

We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, partners’ capital/stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the three years in the period ended December 31, 2009. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Citrus Corp. and Subsidiaries (a corporation in which the Company had a 50% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included from Citrus Corp. and Subsidiaries, is based solely on the report of the other auditors, exclusive of the income adjustment related to the disposition of the equity interest in November 2007. In the consolidated financial statements, earnings from the Company’s investment in Citrus Corp. represent approximately 28% of income before income taxes for the year ended December 31, 2007.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted a new income tax accounting standard, and effective January 1, 2008, the Company adopted the provisions of an accounting standard update related to measurement date and changed the measurement date of its postretirement benefit plan.

/s/ Ernst & Young LLP
Houston, Texas
February 26, 2010

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2009	2008	2007
Operating revenues	$510	$540	$482
Operating expenses
Operation and maintenance	173	189	160
Depreciation and amortization	55	53	53
Taxes, other than income taxes	27	27	27
	255	269	240
Operating income	255	271	242
Earnings from unconsolidated affiliates	11	13	88
Other income, net	2	10	13
Interest and debt expense	(62)	(72)	(91)
Affiliated interest income	2	13	19
Income before income taxes	208	235	271
Income tax expense	—	—	69
Income from continuing operations	208	235	202
Discontinued operations, net of income taxes	—	—	19
Net income	208	235	221
Other comprehensive income	—	—	1
Comprehensive income	$208	$235	$222

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	7	3
Affiliates	64	71
Other	2	2
Materials and supplies	15	14
Other	9	15
Total current assets	97	105
Property, plant and equipment, at cost	3,709	3,636
Less accumulated depreciation and amortization	1,411	1,373
Total property, plant and equipment, net	2,298	2,263
Other assets
Investment in unconsolidated affiliate	79	81
Note receivable from affiliate	112	95
Other	73	85
	264	261
Total assets	$2,659	$2,629

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$19	$28
Affiliates	27	10
Other	16	18
Taxes payable	9	8
Accrued interest	18	18
Asset retirement obligation	14	—
Other	5	10
Total current liabilities	108	92
Long-term debt	910	910

Other liabilities	27	50

Commitments and contingencies (Note 7)
Partners’ capital	1,614	1,577
Total liabilities and partners’ capital	$2,659	$2,629

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$208	$235	$221
Less income from discontinued operations, net of income taxes	—	—	19
Income from continuing operations	208	235	202
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	55	53	53
Deferred income tax expense	—	—	23
Earnings from unconsolidated affiliates, adjusted for cash distributions	2	3	42
Other non-cash income items	(1)	(5)	(6)
Asset and liability changes
Accounts receivable	4	13	(7)
Accounts payable	9	7	(13)
Taxes payable	—	—	(21)
Other current assets	18	(5)	5
Other current liabilities	10	(9)	(4)
Non-current assets	—	(11)	(5)
Non-current liabilities	(19)	4	(320)
Cash provided by (used in) continuing activities	286	285	(51)
Cash provided by discontinued activities	—	—	25
Net cash provided by (used in) operating activities	286	285	(26)
Cash flows from investing activities
Capital expenditures	(138)	(138)	(243)
Net change in notes receivable from affiliate	(18)	289	(152)
Proceeds from the sale of assets	41	—	—
Cash provided by (used in) continuing activities	(115)	151	(395)
Cash used in discontinued activities	—	—	(25)
Net cash provided by (used in) investing activities	(115)	151	(420)
Cash flows from financing activities
Payments to retire long-term debt	—	(236)	(584)
Distributions to partners	(171)	(200)	—
Net proceeds from issuance of long-term debt	—	—	494
Contribution from parent	—	—	536
Net cash provided by (used in) financing activities	(171)	(436)	446

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—
End of period	$—	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/STOCKHOLDER’S EQUITY
(In millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholder’s	Total Partners’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Capital
January 1, 2007	1,000	$—	$340	$1,304	$—	$1,644	$—
Net income				187		187
Other comprehensive income					1	1	—
Adoption of new tax accounting standard, net of income tax of $(3)				(5)		(5)	—
Reclassification to regulatory liability (Note 8)					(5)	(5)	—
October 31, 2007	1,000	—	340	1,486	(4)	1,822	—
Conversion to general partnership (November 1, 2007)	(1,000)		(340)	(1,486)	4	(1,822)	1,822
Contributions							536
Distributions							(850)
Net income							34
December 31, 2007	—	—	—	—	—	—	1,542
Net income							235
Distributions							(200)
December 31, 2008	—	—	—	—	—	—	1,577
Net income							208
Distributions							(171)
December 31, 2009	—	$—	$—	$—	$—	$—	$1,614

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We are a Delaware general partnership, originally formed in 1935 as a corporation.  We are owned 75 percent by El Paso SNG Holding Company, L.L.C., a subsidiary of El Paso Corporation (El Paso) and 25 percent by EPPP SNG GP Holdings, L.L.C., a subsidiary of El Paso Pipeline Partners, L.P. (EPB) which is majority owned by El Paso. In conjunction with the formation of EPB in November 2007, we distributed our 50 percent interest in Citrus Corp. (Citrus), our wholly owned subsidiaries Southern LNG, Inc. (SLNG) and Elba Express Company, LLC (Elba Express) to El Paso effective November 21, 2007. Citrus owns the Florida Gas Transmission Company, LLC (FGT) pipeline system and SLNG owns our Elba Island LNG facility. We have reflected the SLNG and Elba Express operations as discontinued operations in our financial statements for periods prior to their distribution. Additionally, effective November 1, 2007, we converted to a general partnership and are no longer subject to income taxes and settled our current and deferred income tax balances through El Paso’s cash management program. For a further discussion of these and other related transactions, see Notes 2, 3 and 11.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of intercompany accounts and transactions.

We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. We use the cost method of accounting where we are unable to exert significant influence over the entity.

Use of Estimates

The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

Regulated Operations

Our natural gas pipeline and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We follow the Financial Accounting Standards Board’s (FASB) accounting standards for regulated operations. Under these standards, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that are expected to be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement employee benefit plan costs, loss on reacquired debt, an equity return component on regulated capital projects and certain costs related to gas not used in operations and other costs included in, or expected to be included in, future rates.

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method.

Materials and Supplies

We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.

Natural Gas Imbalances

Natural gas imbalances occur when the amount of natural gas received on a customer’s contract at the supply point differs from the amount of natural gas delivered under the customer’s transportation contract at the delivery point. We value these imbalances due to or from shippers at specified index prices set forth in our tariff based on the production month in which the imbalances occur. Customer imbalances are aggregated and netted on a monthly basis, and settled in cash, subject to the terms of our tariff. For differences in value between the amounts we pay or receive for the purchase or sale of natural gas used to resolve shipper imbalances over the course of a year, we have the right under our tariff to recover applicable losses or refund applicable gains through a storage cost reconciliation charge. This charge is applied to volumes as they are transported on our system. Annually, we true-up any losses or gains obtained during the year by adjusting the following years’ storage cost reconciliation charge.

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

We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from less than one percent to 20 percent per year. Using these rates, the remaining depreciable lives of these assets range from two to 43 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation and storage rates.

When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less their salvage value. We do not recognize a gain or loss unless we sell or retire an entire operating unit, as defined by the FERC. We include gains or losses on dispositions of operating units in operation and maintenance expense in our income statements.

At December 31, 2009 and 2008, we had $34 million and $48 million of construction work in progress included in our property, plant and equipment.

We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Interest costs capitalized during the years ended December 31, 2009, 2008 and 2007, were $1 million, $3 million and $4 million. These debt amounts are included as a reduction to interest and debt expense on our income statement. The equity portion is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized (exclusive of taxes) during the years ended December 31, 2009, 2008 and 2007, were $3 million, $7 million and $8 million. These equity amounts are included in other income on our income statement.

Asset and Investment Divestitures/Impairments

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

We reclassify assets to be sold in our financial statements as either held-for-sale or from discontinued operations when it becomes probable that we will dispose of the assets within the next twelve months and when they meet other criteria, including whether we will have significant long-term continuing involvement with those assets after they are sold.  We cease depreciating assets in the period that they are reclassified as either held for sale or from discontinued operations, and reflect the results of our discontinued operations in our income statement separtely from those of continuing operations.

Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. Cash provided by discontinued activities in the operating activities section of our cash flow statement includes all operating cash flows generated by our discontinued businesses during the period. Proceeds from the sale of our discontinued operations are classified in cash provided by discontinued activities in the cash flows from investing activities section of our cash flow statement. To the extent that these operations participated in El Paso’s cash management program, we reflected transactions related to El Paso’s cash management program as financing activities in our cash flow statement. We cease depreciating assets in the period that they are reclassified as either held for sale or as discontinued operations.

Revenue Recognition

Our revenues are primarily generated from natural gas transportation and storage services. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Gas not used in operations is based on the volumes of natural gas we are allowed to retain and dispose of relative to the amounts we use for operating purposes. As calculated in a manner set forth in our tariff, volumes from any excess natural gas retained and not used in operations are to be given back to our customers through lower retention percentages determined on an annual basis. We recognize our share of revenues on gas not used in operations from our shippers when we retain the volumes at the market prices required under our tariffs. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.

Environmental Costs and Other Contingencies

Environmental Costs. We record liabilities at their undiscounted amounts on our balance sheet as other current and long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

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

Income Taxes

Effective November 1, 2007, we converted to a general partnership in conjunction with the formation of EPB and accordingly, we are no longer subject to income taxes. As a result of our conversion to a general partnership, we settled our then existing current and deferred tax balances with recoveries of note receivables from El Paso under its cash management program pursuant to our tax sharing agreement with El Paso (see Notes 3 and 11). Prior to that date, we recorded current income taxes based on our taxable income and provided for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represented the income tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We accounted for tax credits under the flow-through method, which reduced the provision for income taxes in the year the tax credits first became available. We reduced deferred tax assets by a valuation allowance when, based on our estimates, it was more likely than not that a portion of those assets would not be realized in a future period.

On January 1, 2007, we adopted a new income tax accounting standard. The adoption of the standard did not have a material impact on our financial statements.

Accounting for Asset Retirement Obligations

We record a liability for legal obligations associated with the replacement, removal or retirement of our long-lived assets in the period the obligation is incurred. Our asset retirement liabilities are initially recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization expense in our income statement. We have the ability to recover certain of these costs from our customers and have recorded an asset (rather than expense) associated with the accretion of the liabilities described above.

We have legal obligations associated with the retirement of our natural gas pipeline, transmission facilities and storage wells. Our legal obligations primarily involve purging and sealing the pipeline if it is abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.

Where we can reasonably estimate the asset retirement obligation, we accrue a liability based on an estimate of the timing and amount of settlement. We record changes in estimates based on changes in the expected amount and timing of payments to settle our asset retirement obligations. We intend on operating and maintaining our natural gas pipeline and storage system as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the asset retirement obligation for the substantial majority of our natural gas pipeline and storage system assets because these assets have indeterminate lives.

The net asset retirement obligation as of December 31 reported on our balance sheets in current and other non-current liabilities and the changes in the net liability for the years ended December 31 were as follows:

	2009	2008
	(In millions)
Net asset retirement obligation at January 1	$20	$—
Accretion expense	2	—
Changes in estimate	(3)	20
Net asset retirement obligation at December 31(1)	$19	$20
____________

(1)	For the year ended December 31, 2009, approximately $14 million of this amount is reflected in current liabilities.

Postretirement Benefits

We maintain a postretirement benefit plan covering certain of our former employees. This plan requires us to make contributions to fund the benefits to be paid out under the plan. These contributions are invested until the benefits are paid out to plan participants. We record the net benefit cost related to this plan in our income statement. This net benefit cost is a function of many factors including benefits earned during the year by plan participants (which is a function of the level of benefits provided under the plan, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to our postretirement benefit plan, see Note 8.

In accounting for our postretirement benefit plan, we record an asset or liability for our postretirement benefit plan based on the over funded or under funded status of the plan. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as either a regulatory asset or liability.

Effective January 1, 2008, we adopted the provisions of an accounting standard update related to measurement date and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.

Effective December 31, 2009, we expanded our disclosures about postretirement benefit plan assets as a result of new disclosure requirements. See Note 8 for these expanded disclosures.

New Accounting Pronouncements Issued But Not Yet Adopted

As of December 31, 2009, the following accounting standards had not yet been adopted by us.

Transfers of Financial Assets. In June 2009, the FASB updated accounting standards on financial asset transfers. Among other items, this update eliminated the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated or not.  The changes are effective for existing QSPEs as of January 1, 2010 and for transactions entered into on or after January 1, 2010. The adoption of this accounting standard in January of 2010 did not have a material impact on our financial statements as we amended our existing accounts receivable sales program in January 2010 (see Note 11).

Variable Interest Entities. In June 2009, the FASB updated accounting standards for variable interest entities to revise how companies determine the primary beneficiaries of these entities, among other changes. Companies will now be required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required.  The adoption of this accounting standard in January of 2010 did not have a material impact on our financial statements.

2. Divestitures

In November 2007, in conjunction with the formation of EPB, we distributed our wholly owned subsidiaries, SLNG and Elba Express, to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. We classify assets (or groups of assets) to be disposed of as held for sale or, if appropriate, from discontinued operations when they have received appropriate approvals to be disposed of by our management when they meet other criteria. We also distributed our investment in Citrus to El Paso which is not reflected in discontinued operations. The table below summarizes the operating results of our discontinued operations for the year ended December 31, 2007.

(In millions)
Revenues	$61
Costs and expenses	(35)
Other income, net	4
Interest and debt expense	1
Income before income taxes	31
Income taxes	12
Income from discontinued operations, net of income taxes	$19

3. Income Taxes

In conjunction with the formation of EPB, we converted our legal structure into a general partnership effective November 1, 2007 and are no longer subject to income taxes. We also settled our then existing current and deferred income tax balances pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program.

Components of Income Tax Expense. The following table reflects the components of income tax expesne included in income from continuing operations for the year ended December 31, 2007:

(In millions)
Current
Federal	$40
State	6
46
Deferred
Federal	19
State	4
23
Total income taxes	$69

  Effective Tax Rate Reconciliation. Our income tax expense, included in income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for the year ended December 31, 2007:
(In millions, except for rates)
Income taxes at the statutory federal rate of 35%	$95
Increase (decrease)
Pretax income not subject to income tax after conversion to partnership	(11)
State income taxes, net of federal income tax benefit	6
Earnings from unconsolidated affiliates where we anticipate receiving dividends	(21)
Income taxes	$69
Effective tax rate	25%

4. Fair Value of Financial Instruments

At December 31, 2009 and 2008, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term nature of these instruments. At December 31, 2009 and 2008, we had an interest bearing note receivable from El Paso of approximately $154 million and  $136 million due upon demand, with a variable interest rate of 1.5% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates the carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows at December 31:
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current maturities	$910	$977	$910	$726

5. Regulatory Assets and Liabilities

Our current and non-current regulatory assets are included in other current and non-current assets on our balance sheets. Our non-current regulatory liabilities are included in other non-current liabilities on our balance sheets. Our regulatory asset and liability balances are recoverable or reimbursable over various periods. Below are the details of our regulatory assets and liabilities at December 31:

	2009	2008
	(In millions)
Current regulatory assets	$4	$1
Non-current regulatory assets
Taxes on capitalized funds used during construction	29	34
Unamortized loss on reacquired debt	32	36
Other	1	4
Total non-current regulatory assets	62	74
Total regulatory assets	$66	$75

Non-current regulatory liabilities
Postretirement benefits	$5	$—
Other	3	4
Total non-current regulatory liabilities	$8	$4

The significant regulatory assets and liabilities include:

Taxes on Capitalized Funds Used During Construction: These regulatory asset balances were established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets.  Taxes on capitalized funds used during construction are amortized and the offsetting deferred income taxes are included in the rate base.  Both are recovered over the depreciable lives of the long lived asset to which they relate.

Unamortized Net Loss on Reacquired Debt: These amounts represent the deferred and unamortized portion of losses on reacquired debt which are not included in the rate base, but are recovered over the original life of the debt issue through the authorized rate of return.

Postretirement Benefits:  These balances represent deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions related to our postretirement benefit plan and differences in the postretirement benefit related amounts expensed and the amounts recoverable in rates.  Postretirement benefit amounts have been included in the rate base computations and are recoverable in such periods as the benefits are funded.

6. Debt and Credit Facilities

Debt. Our long-term debt consisted of the following at December 31:

	2009	2008
	(In millions)
5.90% Notes due April 2017	$500	$500
7.35% Notes due February 2031	153	153
8.0% Notes due March 2032	258	258
	911	911
Less: Unamortized discount	1	1
Total long-term debt, less current maturities	$910	$910

In March 2009, we, Southern Natural Issuing Corporation (SNIC), El Paso and certain other El Paso subsidiaries filed a registration statement on Form S-3 under which we and SNIC may co-issue debt securities in the future. SNIC is a wholly owned finance subsidiary of us and is the co-issuer of certain of our outstanding debt securities. SNIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of our debt securities. Accordingly, it has no ability to service obligations on our debt securities.

Under our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens. For the year ended December 31, 2009, we were in compliance with our debt-related covenants. Our long-term debt contains cross-acceleration provisions, the most restrictive of which is a $10 million cross-acceleration clause. If triggered, repayment of the long-term debt that contains these provisions could be accelerated.

7. Commitments and Contingencies

Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. These cases were filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. In March 2009, the Tenth Circuit of Appeals affirmed the dismissals and in October 2009, the plaintiff’s appeal to the United States Supreme court was denied.

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material.  At December 31, 2009, we accrued approximately $2 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At both December 31, 2009 and 2008, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies.

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

Rates and Regulatory Matters

Notice of Proposed Rulemaking. In October 2007, the Minerals Management Service (MMS) issued a notice of proposed rulemaking that is applicable to pipelines located in the Outer Continental Shelf (OCS). If adopted, the proposed rules would substantially revise MMS OCS pipeline and rights-of-way regulations. The proposed rules would have the effect of (i) increasing the financial obligations of entities, like us, which have pipelines and pipeline rights-of-way in the OCS; (ii) increasing the regulatory requirements imposed on the operation and maintenance of existing pipelines and rights of way in the OCS; and (iii) increasing the requirements and preconditions for obtaining new rights-of-way in the OCS.

Rate Case. In January 2010, the FERC approved our settlement in which we (i) increased our base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file our next general rate case to be effective after August 31, 2012 but no later than September 1, 2013, and (iv) extended the vast majority of our firm transportation contracts until August 31, 2013.

Other Commitments

Commercial Commitments. At December 31, 2009, we entered into unconditional purchase obligations for products and services totaling approximately $95 million primarily related to the South System III project and the Southest Supply Header project.   Our annual obligations under these agreements are $71 million in 2010 and $24 million in 2011. In addition, we have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Operating Leases. We lease property, facilities and equipment under various operating leases. Our primary commitment under operating leases is the lease of our office space in Birmingham, Alabama. El Paso guarantees our obligations under these lease agreements. Future minimum annual rental commitments under our operating leases at December 31, 2009, were as follows:

Year Ending December 31,
(In millions)
2010	$3
2011	3
2012	3
2013	3
2014	3
Thereafter	8
Total	$23

Rent expense on our lease obligations for the years ended December 31, 2009, 2008 and 2007 was less than $1 million, $4 million, and less than $1 million. These amounts include our share of rent allocated to us from El Paso.

Other Commercial Commitments. We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Currently, our obligations under these easements are not material to the results of our operations. During 2009, we entered into a $57 million letter of credit associated with our projected construction costs related to the Southeast Supply Header project.

Guarantees. We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. As of December 31, 2009, we have a performance guarantee related to contracts held by SLNG, an entity formerly owned by us, with a maximum exposure of $225 million and a performance guarantee related to contracts held by Elba Express, an entity formerly owned by us, with no stated maximum limit. We estimate our potential exposure related to these guarantees is approximately $93 million, which is based on their remaining estimated obligations under the contracts.

8. Retirement Benefits

Pension and Retirement Savings Plans. El Paso maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including our former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions depending on its performance relative to its peers. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.

Postretirement Benefits Plan. We provide postretirement medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits.  Employees in this group who retire after June 30, 2000 continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. To the extent actual costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded. We expect to contribute $4 million to our postretirement benefit plan in 2010.

Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. In accounting for our postretirement benefit plan under the accounting standards related to other postretirement plans, we record an asset or liability for our postretirement benefit plan based on its over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities. Upon adoption of this FERC guidance, we reclassified $5 million from accumulated other comprehensive income to a regulatory liability.

The table below provides information about our postretirement benefit plan. In 2008, we adopted the FASB’s revised measurement date provisions for other postretirement benefit plans and the information below for 2008 is presented and computed as of and for the fifteen months ended December 31, 2008. For 2009, the information is presented and computed as of and for the twelve months ended December 31, 2009.

	December 31, 2009	December 31, 2008
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation - beginning of period	$61	$62
Interest cost	4	4
Participant contributions	1	1
Actuarial (gain) loss	(1)	1
Benefits paid(1)	(6)	(7)
Accumulated postretirement benefit obligation - end of period	$59	$61
Change in plan assets:
Fair value of plan assets - beginning period	$46	$66
Actual return on plan assets	8	(17)
Employer contributions	4	4
Participant contributions	—	1
Benefits paid	(6)	(8)
Fair value of plan assets - end of period	$52	$46
Reconciliation of funded status:
Fair value of plan assets	$52	$46
Less: accumulated postretirement benefit obligation	59	61
Net liability at December 31	$(7)	$(15)
____________
(1)

Amounts shown net of a subsidy of less than $1 million and approximately $1 million for the years ended December 31, 2009 and 2008 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

  Plan Assets. The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is generally the result of economic and capital market conditions.  Although actual allocations vary from time to time from our targeted allocations, the target allocations of our postretirement plan’s assets are 65 percent equity and 35 percent fixed income securities. We may invest assets in a manner that replicates, to the extent feasible, the Russell 3000 Index and the Barclays Capital Aggregate Bond Index to achieve equity and fixed income diversification, respectively.

We use various methods to determine the fair values of the assets in our other postretirement benefit plans, which are impacted by a number of factors, including the availability of observable market data over the contractual term of the underlying assets.  We separate these assets into three levels (Level 1, 2 and 3) based on our assessment of the availability of this market data and the significance of non-observable data used to determine the fair value of these assets.  As of December 31, 2009, our assets are comprised of an exchange-traded mutual fund with a fair value of $2 million and common/collective trusts with a fair value of $50 million.  Our exchange-traded mutual fund invests primarily in dollar-denominated securities, and its fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the fund in actively traded markets. Our common/collective trusts are invested in approximately 65 percent equity and 35 percent fixed income securities, and their fair values (which are considered Level 2 measurements) are determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets.  We may adjust the fair value of our common/collective trusts, when necessary, for factors such as liquidity or risk of nonperformance by the issuer.  We do not have any assets that are considered Level 3 measurements.  The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, and there have been no changes in the methodologies used at December 31, 2009 and 2008.

Expected Payment of Future Benefits. As of December 31, 2009, we expect the following benefit payments under our plan:

Year Ending December 31,	Expected Payments(1)
(In millions)
2010	$5
2011	5
2012	5
2013	5
2014	5
2015 - 2019	22
_______
(1)

Includes a reduction of approximately $1 million in each of the years 2010 – 2014 and approximately $4 million in aggregate for 2015 – 2019 for an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations and net benefit costs for 2009, 2008 and 2007:

	2009	2008	2007
	(Percent)
Assumptions related to benefit obligations at December 31, 2009 and 2008 and September 30, 2007 measurement dates:
Discount rate	5.51	6.00	6.05
Assumptions related to benefit costs at December 31:
Discount rate	6.00	6.05	5.50
Expected return on plan assets(1)	8.00	8.00	8.00
_______

(1)
The expected return on plan assets is a pre-tax rate of return based on our targeted portfolio of investments. Our postretirement benefit plan’s investment earnings are subject to unrelated business income taxes at a rate of 35%. The expected return on plan assets for our postretirement benefit plan is calculated using the after-tax rate of return.

Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 8.0 percent, gradually decreasing to 5.0 percent by the year 2015. Assumed health care cost trends can have a significant effect on the amounts reported for our postretirement benefit plan. A one-percentage point change would not have had a significant effect on interest costs in 2009 or 2008. A one-percentage point change in assumed health care cost trends would have the following effect as of December 31, 2009 and 2008:

	2009	2008
	(In millions)
One percentage point increase:
Accumulated postretirement benefit obligation	$5	$5
One percentage point decrease:
Accumulated postretirement benefit obligation	$(4)	$(5)

Components of Net Benefit Cost. For each of the years ended December 31, the components of net benefit cost are as follows:

	2009	2008	2007
	(In millions)
Interest cost	$3	$4	$4
Expected return on plan assets	(2)	(3)	(3)
Amortization of net actuarial gain	—	(1)	—
Net benefit cost	$1	$—	$1

9. Transactions with Major Customers

The following table shows revenues from our major customers for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
SCANA Corporation(1)	$83	$79	$77
Southern Company Services	58	55	54
_______
(1)	A significant portion of revenues received from a subsidiary of SCANA Corporation resulted from firm capacity released by Atlanta Gas Light Company under terms allowed by our tariff.

10. Supplemental Cash Flow Information

The following table contains supplemental cash flow information from continuing operations for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
Interest paid, net of capitalized interest	$61	$75	$97
Income tax payments	—	—	374	(1)
_______
(1)	Includes amounts related to the settlement of current and deferred tax balances due to the conversion to a partnership in November 2007 (see Notes 3 and 11).

11. Investments in Unconsolidated Affiliates and Transactions with Affiliates

Investments in Unconsolidated Affiliates

Citrus. Prior to its transfer to El Paso in November 2007 in conjunction with the formation of EPB, we had a 50 ownership percent interest in Citrus, which owns the FGT pipeline system. CrossCountry Energy, LLC, a subsidiary of Southern Union Company, owns the other 50 percent of Citrus. During 2007, we received $103 million in dividends from Citrus.

Bear Creek Storage Company, LLC (Bear Creek). We have a 50 percent ownership interest in Bear Creek, a joint venture with Tennessee Gas Pipeline Company, our affiliate. We account for our investment in Bear Creek using the equity method of accounting. During 2009, 2008 and 2007, we received $13 million, $16 million and $27 million in dividends from Bear Creek.

Summarized financial information of our proportionate share of our unconsolidated affiliates as of and for the years ended December 31 is presented as follows:

	2009	2008	2007
	(In millions)
Operating results data:(1)
Operating revenues	$18	$20	$267
Operating expenses	7	8	115
Income from continuing operations and net income	11	13	92	(2)

	2009	2008
	(In millions)
Financial position data:
Current assets	$28	$27
Non-current assets	52	55
Other current liabilities	1	1
Equity in net assets	79	81
____________
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

Transactions with Affiliates

Contributions/Distributions. On November 21, 2007, in conjunction with the formation of EPB, we made a distribution of our 50 percent ownership in Citrus and our wholly owned subsidiaries SLNG and Elba Express (described in Note 1) with a book value of approximately $850 million to El Paso and El Paso made a capital contribution of approximately $536 million to us.

We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During 2009 and 2008, we paid cash distributions of approximately $171 million and $200 million to our partners. We did not make any distributions to our partners during 2007. In addition, in January 2010 we paid a cash distribution to our partners of approximately $83 million.

Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At December 31, 2009 and 2008, we had a note receivable from El Paso of $154 million and $136 million. We classified $42 million and $41 million of this receivable as current on our balance sheets at December 31, 2009 and 2008, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on our note at December 31, 2009 and 2008 was 1.5 % and 3.2%.

Income Taxes. Effective November 1, 2007, we converted into a general partnership as discussed in Note 1 and settled our then existing current and deferred tax balances of approximately $334 million pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. During 2007, we also settled $20 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements are reflected as operating activities in our statement of cash flows.

Accounts Receivable Sales Program. We sell certain accounts receivable to a QSPE whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. During the year ended December 31, 2009 and 2008, we received net proceeds in both periods of $0.5 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests, and recognized losses of less than $1 million on these transactions. As of December 31, 2009 and 2008, we had approximately $50 million and $48 million of receivables outstanding with the QSPE, for which we received cash of approximately $30 million and $24 million and received subordinated beneficial interests of approximately $19 million and $23 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $30 million and $25 million as of December 31, 2009 and 2008. We reflect the subordinated interest in receivables sold at their fair value on the date they are issued. These amounts (adjusted for subsequent collections), are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectability of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under these agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the years ended December 31, 2009 and 2008.

In January 2010, we ceased selling accounts receivable to the QSPE and began selling those receivables directly to a third party financial institution. In return, the third party financial institution pays a certain amount of cash up front for the receivables, and pays the remaining amount owed over time as cash is collected from the receivables.

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

The following table shows overall revenues and charges from our affiliates for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
Revenues from affiliates	$6	$6	$7
Operation and maintenance expenses from affiliates	125	120	69
Reimbursement of operating expenses charged to affiliates	14	13	—

12. Supplemental Selected Quarterly Financial Information (Unaudited)

Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In millions)
2009
Operating revenues	$126	$119	$124	$141	$510
Operating income	64	57	57	77	255
Net income	48	48	45	67	208

2008
Operating revenues	$163	$125	$123	$129	$540
Operating income	101	61	54	55	271
Net income	95	53	44	43	235

SCHEDULE II

SOUTHERN NATURAL GAS COMPANY
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
2009
Legal reserves	$2	$—	$—	$—	$2
Environmental reserves	1	—	—	—	1

2008
Legal reserves	$2	$—	$—	$—	$2
Environmental reserves	1	—	—	—	1

2007(1)
Valuation allowance on deferred tax assets	$1	$—	$—	$(1)	$—
Legal reserves	2	—	—	—	2
Environmental reserves	1	—	—	—	1
____________
(1)	Amounts reflect the reclassification of certain entities as discontinued operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15 (e)) were effective as of December 31, 2009. See Item 8, Financial Statements and Supplementary Data under Management’s Annual Report on Internal Control Over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management Committee and Executive Officers

We are a Delaware general partnership with two partners, the first of which is a wholly owned subsidiary of El Paso (the “El Paso Partner”), and the second of which is a wholly owned subsidiary of EPB (the “EPB Partner”). The El Paso Partner owns a 75 percent interest in our partnership, and the EPB Partner owns our remaining 25 percent interest. A general partnership agreement governs our ownership and management. Although our management is vested in our partners, the partners have agreed to delegate our management to a management committee. Decisions of or actions taken by the management committee are binding on us. The management committee is composed of four representatives, with three representatives being designated by the El Paso Partner and one representative being designated by the EPB Partner. Each member of the management committee has full authority to act on behalf of the partner that designated such member with respect to matters pertaining to us. Each member of the management committee is entitled to one vote on each matter submitted for a vote of the management committee, and the vote of a majority of the members of the management committee constitutes action of the management committee, except for certain actions specified in the general partnership agreement that require unanimous approval of the management committee. Our officers are appointed by the management committee.

The following provides biographical information for each of our executive officers and management committee members as of February 26, 2010.

There are no family relationships among any of our executive officers or management committee members, and, unless described herein, no arrangement or understanding exists between any executive officer and any other person pursuant to which he was or is to be selected as an officer.

Name	Age	Position
James C. Yardley	58	President and Management Committee Member
John R. Sult	50	Senior Vice President and Chief Financial Officer
Daniel B. Martin	53	Senior Vice President and Management Committee Member
Norman G. Holmes	53	Senior Vice President, Chief Commercial Officer and Management Committee Member
Michael J. Varagona	54	Vice President, Business Development and Management Committee Member

James C. Yardley. Mr. Yardley has been a member of the Management Committee of Southern Natural Gas Company since November 2007 and President since May 1998. Mr. Yardley previously served as Chairman of the Board of Southern Natural Gas Company from May 2005 to November 2007 and a director from November 2001 to November 2007. He has been Executive Vice President of our parent El Paso with responsibility for the regulated pipeline business unit since August 2006. Mr. Yardley is currently a member of the board of directors of Scorpion Offshore Ltd. He also serves on the Board of Interstate Natural Gas Association of America and previously served as its chairman. Mr. Yardley also serves as Director, President and Chief Executive Officer of   El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P.

John R. Sult. Mr. Sult has been Senior Vice President and Chief Financial Officer of Southern Natural Gas Company since November 2009. Mr. Sult previously served as Senior Vice President, Chief Financial Officer and Controller from November 2005 to November 2009. Mr. Sult also serves as Senior Vice President and Chief Financial Officer of our parent El Paso and as Senior Vice President and Chief Financial Officer of our affiliates El Paso Natural Gas Company, Colorado Interstate Gas Company, and Tennessee Gas Pipeline Company. Mr. Sult previously served as Senior Vice President and Controller of El Paso from November 2005 to November 2009.   Mr. Sult held the position of Vice President and Controller at Halliburton Energy Services Company from August 2004 until joining El Paso in October 2005.  Mr. Sult also serves as Director, Senior Vice President and Chief Financial Officer of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P.

Daniel B. Martin. Mr. Martin has been a member of the Management Committee of Southern Natural Gas Company since November 2007 and Senior Vice President since June 2000. He previously served as a director of Southern Natural Gas Company from May 2005 to November 2007. Mr. Martin has been a director of our affiliates El Paso Natural Gas Company and Tennessee Gas Pipeline Company since May 2005. Mr. Martin has been Senior Vice President of Tennessee Gas Pipeline Company since June 2000 and Senior Vice President of El Paso Natural Gas Company since February 2000. He served as a director of ANR Pipeline Company from May 2005 through February 2007 and Senior Vice President of ANR Pipeline Company from January 2001 to February 2007. Mr. Martin also serves as Senior Vice President of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P.

Norman G. Holmes. Mr. Holmes has been a member of the Management Committee of Southern Natural Gas Company since November 2007 and Senior Vice President and Chief Commercial Officer since August 2006. He previously served as a director of Southern Natural Gas Company from November 2005 to November 2007. Mr. Holmes served as Vice President, Business Development of Southern Natural Gas Company from 1999 to 2006 and as Vice President and Controller from 1995 to 1999. Mr. Holmes also serves as Senior Vice President of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SNG is a Delaware general partnership. SNG is owned 75 percent indirectly through a wholly-owned subsidiary of El Paso, and is owned 25 percent by EPPP SNG GP Holdings, L.L.C., a subsidiary of EPB. The address of each of El Paso and EPB is 1001 Louisiana Street, Houston, Texas 77002.

The following table sets forth, as of February 12, 2010, the number of shares of common stock of El Paso owned by each of our executive officers and management committee members and all of our management committee members and executive officers as a group.

Name of Beneficial Owner	Shares of Common Stock Owned Directly or Indirectly	Shares Underlying Options Exercisable Within 60 Days(1)	Total Shares of Common Stock Beneficially Owned	Percentage of Total Shares of Common Stock Beneficially Owned(2)
James C. Yardley	274,233	477,421	751,654	*
John R. Sult	85,588	149,985	235,573	*
Daniel B. Martin	151,068	242,662	393,730	*
Norman G. Holmes	57,989	164,512	222,501	*
Michael J. Varagona	38,076	66,874	104,950	*
All management committee members and executive officers as a group (5 persons)	606,954	1,101,454	1,708,408	*
____________

*   Less than 1%.

(1)
The shares indicated represent stock options granted under El Paso’s current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 12, 2010. Shares subject to options cannot be voted.

(2)	Based on 701,314,549 shares outstanding as of February 12, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a general partnership presently owned 75 percent indirectly through a wholly owned subsidiary of El Paso and 25 percent through a wholly owned subsidiary of EPB.

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

SNG Guarantee of Elba Express Expansion

SNG formerly owned Elba Express Pipeline Company, LLC (EEC), which is in the process of constructing a 191-mile pipeline primarily in Georgia that is expected to be placed into service in March 2010. EEC is now a subsidiary of El Paso. We have agreed to provide, at our election, either all necessary funds to Elba Express (up to a defined limit) or a guarantee in the form of a performance bond (up to a defined limit) to permit the construction of the Elba Express pipeline.

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

For a description of certain additional affiliate transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees for the years ended December 31, 2009 and 2008 of $792,000 and $751,000, respectively, were primarily for professional services rendered by Ernst & Young LLP for the audits of the consolidated financial statements of Southern Natural Gas Company and its subsidiaries as well as the review of documents filed with the SEC and related consent.

All Other Fees

No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2009 and 2008.

Policy for Approval of Audit and Non-Audit Fees

We are substantially owned by El Paso and its subsidiaries and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are included in Part II, Item 8 of this report:

1. Financial statements

2. Financial statement schedules
Schedule II — Valuation and Qualifying Accounts	46
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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 25, 2008

CITRUS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,572	$15,267
Accounts receivable, billed and unbilled, less allowances of $18 and $282, respectively	39,350	45,049
Materials and supplies	12,745	2,954
Exchange gas receivable	1,729	—
Other	2,248	1,025
Total Current Assets	59,644	64,295
Property, Plant and Equipment
Plant in service	4,265,844	4,163,082
Construction work in progress	150,742	85,746
	4,416,586	4,248,828
Less accumulated depreciation and amortization	1,401,638	1,304,133
Property, Plant and Equipment, Net	3,014,948	2,944,695
Other Assets
Unamortized debt expense	4,221	4,687
Regulatory assets	19,207	31,007
Other	10,838	76,429
Total Other Assets	34,266	112,123
Total Assets	$3,108,858	$3,121,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$44,000	$84,000
Accounts payable — trade and other	33,422	25,070
Accounts payable — affiliated companies	8,416	2,823
Accrued interest	14,251	14,805
Accrued income taxes	7,599	2,375
Accrued taxes, other than income	5,437	9,332
Exchange gas payable	22,547	24,225
Capital accruals	22,636	22,185
Dividends payable	42,600	—
Other	7,600	6,526
Total Current Liabilities	208,508	191,341
Deferred Credits
Deferred income taxes, net	763,364	777,404
Regulatory liabilities	14,842	14,256
Other	9,202	8,129
Total Deferred Credits	787,408	799,789
Long-Term Debt	909,810	836,882
Commitments and contingencies (Note 14)

Stockholders’ Equity
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	634,271	634,271
Accumulated other comprehensive loss	(7,885)	(10,524)
Retained earnings	576,745	669,353
Total Stockholders’ Equity	1,203,132	1,293,101
Total Liabilities and Stockholders’ Equity	$3,108,858	$3,121,113

The accompanying notes are an integral part of these consolidated financial statements.

CITRUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Operating Revenues
Transportation of natural gas	$495,513	$485,189	$476,049

Total Operating Revenues	495,513	485,189	476,049

Operating Expenses
Operations and maintenance	82,058	77,941	78,829
Depreciation and amortization	100,634	98,653	91,125
Taxes, other than income taxes	29,618	34,765	34,306

Total Operating Expenses	212,310	211,359	204,260

Operating Income	283,203	273,830	271,789

Other Income (Expenses)
Interest expense and related charges, net	(73,871)	(76,428)	(79,290)
Other, net	39,984	4,633	6,531

Total Other Income (Expenses), net	(33,887)	(71,795)	(72,759)

Income Before Income Taxes	249,316	202,035	199,030

Federal and State Income Tax Expense	92,224	75,960	75,086

Net Income	$157,092	$126,075	$123,944

The accompanying notes are an integral part of these consolidated financial statements.

CITRUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Common Stock
Balance, beginning and end of period	$1	$1	$1

Additional Paid-in Capital
Balance, beginning and end of period	634,271	634,271	634,271

Accumulated Other Comprehensive Loss
Balance, beginning of period	(10,524)	(13,162)	(15,800)
Recognition in earnings of previously deferred net losses related to derivative instruments used as cash flow hedges	2,639	2,638	2,638
Balance, end of period	(7,885)	(10,524)	(13,162)

Retained Earnings
Balance, beginning of period	669,353	668,678	665,934
Net income	157,092	126,075	123,944
Dividends (1)	(249,700)	(125,400)	(121,200)
Balance, end of period	576,745	669,353	668,678

Total Stockholders’ Equity	$1,203,132	$1,293,101	$1,289,788

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Net income	$157,092	$126,075	$123,944
Recognition in earnings of previously deferred net losses related to derivative instruments used as cash flow hedges	2,639	2,638	2,638
Total Comprehensive Income	$159,731	$128,713	$126,582
____________

(1)	Includes $42.6 million in Dividends Payable, declared in December 2007, payable in January, 2008 and which was paid on January 18, 2008. (See Note 7 — Related Party Transaction)

The accompanying notes are an integral part of these consolidated financial statements.

CITRUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Cash flows provided by operating activities

Net income	$157,092	$126,075	$123,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,634	98,653	91,125
Amortization of hedge loss in other comprehensive income	2,639	2,638	2,638
Amortization of discount and swap hedge loss in long term debt	528	527	530
Amortization of regulatory assets and other deferred charges	1,250	3,274	3,380
Amortization of debt costs	994	1,048	1,053
Deferred income taxes	(12,277)	18,629	12,740
Allowance for funds used during construction	(4,683)	(1,630)	(1,441)
Gain on sale of assets	—	—	(1,236)

Changes in operating assets and liabilities:
Accounts receivable	5,699	(3,327)	403
Accounts payable	11,950	(3,316)	(10,567)
Accrued interest	(554)	(286)	(324)
Accrued income tax	5,224	3,247	(7,204)
Other current assets and liabilities	(8,944)	18,749	3,234
Other long-term assets and liabilities	74,668	(24,627)	36,140
Net cash provided by operating activities	334,220	239,654	254,415
Cash flows used in investing activities
Capital expenditures	(175,370)	(106,023)	(37,610)
Allowance for funds used during construction	4,683	1,630	1,441
Proceeds from sale of assets	—	—	1,715
Net cash used in investing activities	(170,687)	(104,393)	(34,454)
Cash flows used in financing activities
Dividends paid	(207,100)	(125,400)	(121,200)
Net (payments) borrowings on the revolving credit facilities	76,400	(2,000)	(75,000)
Long-term debt finance costs	(528)	—	—
Payments on long-term debt	(44,000)	(14,000)	(14,000)
Net cash used in financing activities	(175,228)	(141,400)	(210,200)
Net increase (decrease) in cash and cash equivalents	(11,695)	(6,139)	9,761

Cash and cash equivalents, beginning of period	15,267	21,406	11,645

Cash and cash equivalents, end of period	$3,572	$15,267	$21,406

Supplemental disclosure of cash flow information
Interest paid (net of amounts capitalized)	$72,439	$72,067	$74,714
Income tax paid	$103,589	$56,814	$66,954

The accompanying notes are an integral part of these consolidated financial statements.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Corporate Structure

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

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments — The Company follows FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (Statement No. 133) to account for derivative and hedging activities. In accordance with this statement, all derivatives are recognized on the Consolidated Balance Sheets at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge); (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (a cash flow hedge); or (iii) an instrument that is held for trading or non-hedging purposes (a trading or non-hedging instrument). For derivatives treated as a fair value hedge, the effective portion of changes in fair value is recorded as an adjustment to the hedged item. The ineffective portion of a fair value hedge is recognized in earnings if the short cut method of assessing effectiveness is not used. Upon termination of a fair value hedge of a debt instrument, the resulting gain or loss is amortized to earnings through the maturity date of the debt instrument. For derivatives treated as a cash flow hedge, the effective portion of changes in fair value is recorded in Accumulated Other Comprehensive Loss until the related hedge items impact earnings. Any ineffective portion of a cash flow hedge is reported in current period earnings. For derivatives treated as trading or non-hedging instruments, changes in fair value are reported in current-period earnings. Fair value is determined based upon quoted market prices and mathematical models using current and historical data. As of December 31, 2007, the Company does not have any hedges in place as it is only amortizing previously terminated hedges.

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

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides a reconciliation of the carrying amount of the ARO liability for the period indicated:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Beginning balance	$481	$493	$—
Incurred	—	—	493
Settled	(37)	(36)	—
Accretion Expense	27	24	—
Ending balance	$471	$481	$493

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

New Accounting Principles

Accounting Principles Not Yet Adopted.

FIN 48,” Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48 or the Interpretation): Issued by the FASB in June 2006, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, for public enterprises and December 15, 2007, for nonpublic enterprises, such as Citrus. The Company has determined the implementation of this Statement will not have a material impact on its consolidated financial statements.

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
$955,400

On August 13, 2004 Florida Gas entered into a Revolving Credit Agreement (“2004 Revolver”) with an initial commitment level of $50 million, subsequently increased by $125 million to $175 million. Since that time, Florida Gas has routinely utilized the 2004 Revolver to fund working capital needs. On December 31, 2006, the amount drawn under the 2004 Revolver was $40 million, with a weighted average interest rate of 6.08 percent (based on LIBOR plus 0.70 percent). Additionally, a commitment fee of 0.15 percent is payable quarterly on the unused portion of the commitment balance. The 2004 Florida Gas Revolver terminated in August 2007 and was replaced by a new revolving credit agreement at Florida Gas in the amount of $300 million (“2007 Florida Gas Revolver”), which will mature on August 16, 2012. The 2007 Florida Gas Revolver requires interest based on LIBOR plus a margin tied to the debt rating of the Company’s senior unsecured debt, currently 0.28 percent, and has a facility fee of 0.07 percent. As of December 31, 2007, the amount drawn under the 2007 Florida Gas Revolver was $54 million with a weighted average interest rate of 5.30 percent (based on LIBOR plus 0.28 percent).

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

(4)	Income Taxes

The principal components of the Company’s net deferred income tax liabilities as of the dates indicated were as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)
Deferred income tax asset
Regulatory and other reserves	$5,554	$8,595
	5,554	8,595

Deferred income tax liabilities
Depreciation and amortization	759,576	742,566
Deferred charges and other assets	—	27,981
Regulatory costs	4,717	9,298
Other	4,625	6,154
	768,918	785,999
Net deferred income tax liabilities	$763,364	$777,404

Total income tax expense for the periods indicated was as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Current Tax Provision
Federal	$99,083	$52,135	$53,526
State	5,418	5,196	8,820
	104,501	57,331	62,346

Deferred Tax Provision
Federal	(14,531)	15,863	11,079
State	2,254	2,766	1,661
	(12,277)	18,629	12,740
Total income tax expense	$92,224	$75,960	$75,086

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between taxes computed at the U.S. federal statutory rate of 35 percent and the Company’s effective tax rate for the periods indicated are as follows:
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In Thousands)
Statutory federal income tax provision	$87,261	$70,712	$69,661
State income taxes, net of federal benefit	4,986	5,176	6,813
Other	(23)	72	(1,388)
Income tax expense	$92,224	$75,960	$75,086

Effective Tax Rate	37.0%	37.6%	37.7%

The Company files a consolidated federal income tax return separate from that of its stockholders.

(5)	Employee Benefit Plans

The employees of the Company were covered under Enron’s employee benefit plans until November 2004.

Enron maintained a pension plan that was a noncontributory defined benefit plan, the Enron Corp. Cash Balance Plan (the Cash Balance Plan), covering certain Enron employees in the United States and certain employees in foreign countries. The basic benefit accrual was 5 percent of eligible annual base pay. In 2003 the Company recognized its portion of the expected Cash Balance Plan settlement by recording a $9.6 million current liability, which was cash settled in 2005 (Note 7), and a charge to operating expense. In 2004, with the settlement of the rate case (Note 8), Florida Gas recognized a regulatory asset for its portion, $9.3 million, with a reduction to operating expense. Per the rate case settlement Florida Gas will amortize, over five years retroactive to April 1, 2004, its allocated share of costs to fully fund and terminate the Cash Balance Plan. Amortization recorded was $1.9 million, $1.8 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006 the remaining regulatory asset balance was $2.3 million and $4.2 million, respectively (Note 10).

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

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of adopting Statement No. 158 on the Company’s postretirement plan reported in the Consolidated Balance Sheet at December 31, 2006:
	Pre-FASB 158	FASB 158 adoption adjustment	Post-FASB 158
	(In Thousands)
Prepaid postretirement benefit cost (non-current) (Note 10)	$(721)	$3,423	$2,702
Regulatory asset	1,951	(1,951)	—
Regulatory liability	—	(1,472)	(1,472)

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

Postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table represents a reconciliation of Florida Gas’ OPEB plan for the periods indicated:
	Year Ended December 31, 2007	Year Ended December 31, 2006
	(In thousands)
Change in Benefit Obligation
Benefit obligation at the beginning of period	$5,795	$6,665
Service cost	37	46
Interest cost	296	312
Actuarial gain	(320)	(691)
Retiree premiums	415	427
Benefits paid	(1,029)	(964)
CMS Medicare Part D Subsidies Received	108	—
Benefit obligation at end of year	5,302	5,795

Change in Plan Assets
Fair value of plan assets at the beginning of period	8,497	7,840
Return on plan assets	336	(37)
Employer contributions	380	1,231
Retiree premiums	415	427
Benefits paid	(1,029)	(964)
Fair value of plan assets at end of year (1)	8,599	8,497

Funded Status Funded status at the end of the year	$3,297	$2,702

Amount recognized in the Consolidated Balance Sheets
Other assets — other (Note 10)	$3,297	$2,702
Regulatory liability (Note 11)	(3,390)	(1,472)
Net asset (liability) recognized	$(93)	$1,230
____________
(1)
Plan assets at December 31, 2007 and 2006 include the amounts of assets expected to be received from the Enron Trust of $6.8 million and $6.5 million, respectively, including a 5 percent annual investment return based on estimate.

The weighted-average assumptions used to determine Florida Gas’ benefit obligations for the periods indicated were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Discount rate	6.09%	5.68%	5.50%
Health care cost trend rates	10.00%	11.00%	12.00%
	graded to 5.20%	graded to 4.85%	graded to 4.65%
	by 2017	by 2013	by 2012

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Florida Gas’ net periodic (benefit) costs for the periods indicated consisted of the following:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Service cost	$37	$46	$71
Interest cost	296	312	490
Expected return on plan assets	(414)	(402)	(352)
Recognized actuarial gain	(230)	(223)	(174)
Net periodic (benefit) cost	$(311)	$(267)	$35

The weighted-average assumptions used to determine Florida Gas’ net periodic benefit costs for the periods indicated were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Discount rate	5.68%	5.50%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	5.00%	5.00%	5.00%
Health care cost trend rates	11.00%	12.00%	12.00%
	graded to 4.85%	graded to 4.65%	graded to 4.75%
	by 2013	by 2012	by 2012

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

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:
	One Percentage Point Increase	One Percentage Point Decrease
	(In thousands)
Effect on total service and interest cost components	$15	$(13)
Effect on postretirement benefit obligation	$240	$(215)

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

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is expected that these objectives can be obtained through a well-diversified portfolio structure in a manner consistent with the investment policy.

Florida Gas’ OPEB weighted-average asset allocation by asset category for the $1.8 million and $2.0 million of assets actually in the VEBA Trust at December 31, 2007 and 2006, respectively, were approximately as follows:

	December 31, 2007	December 31, 2006
Equity securities	31%	0%
Debt securities	69%	0%
Cash and cash equivalents	0%	100%
Total	100%	100%

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

The estimated employer portion of benefit payments, which reflect expected future service, as appropriate, that are projected to be paid are as follows:

Years	Expected Benefits Before Effect of Medicare Part D	Payments Medicare Part D	Net
	(In thousands)
2008	$551	$96	$455
2009	594	99	495
2010	614	101	513
2011	625	101	524
2012	624	100	524
2013 — 2017	2,935	454	2,481

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

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Florida Power & Light Company	$195,622	$200,592	$181,486
TECO Energy, Inc.	80,815	80,192	76,059

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following transportation receivables from these customers at the dates indicated:

	December 31, 2007	December 31, 2006
	(In thousands)
Florida Power & Light Company	$15,130	$15,065
TECO Energy, Inc.	6,201	6,161

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

The Company provided natural gas sales and transportation services to El Paso affiliates at rates equal to rates charged to non-affiliated customers in the same class of service. Revenues related to these transportation services were approximately nil, $1.0 million and $4.5 million in the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s gas sales were immaterial in the years ended December 31, 2007, 2006 and 2005. Florida Gas also purchased transportation services from Southern in connection with its Phase III Expansion completed in early 1995. Florida Gas contracted for firm capacity of 100,000 Mcf/day on Southern’s system for a primary term of 10 years, to be continued for successive terms of one year each year thereafter unless cancelled by either party, by giving 180 days notice to the other party prior to the end of the primary term or any yearly extension thereof. The amount expensed for these services totaled $6.8 million, $6.6 million and $6.3 million in the years ended December 31, 2007, 2006 and 2005, respectively.

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Property, Plant and Equipment

The principal components of the Company’s property, plant and equipment at the dates indicated were as follows:

	December 31, 2007	December 31, 2006
	(In thousands)
Transmission plant	$2,970,560	$2,859,920
General plant	28,540	24,970
Intangibles	31,196	25,726
Construction work-in-progress	133,824	85,746
Acquisition adjustment	1,252,466	1,252,466
	4,416,586	4,248,828
Less: Accumulated depreciation and amortization	(1,401,638)	(1,304,133)
Property, Plant and Equipment, net	$3,014,948	$2,944,695

(10)	Other Assets

The principal components of the Company’s regulatory assets at the dates indicated were as follows:

	December 31, 2007	December 31, 2006
	(In thousands)
Ramp-up assets, net (1)	$11,616	$11,928
Fuel Tracker	2,295	11,747
Cash balance plan settlement (Note 5)	2,326	4,185
Environmental non-PCB clean-up cost (Note 12)	1,147	1,000
Other miscellaneous	1,823	2,147
Total Regulatory Assets	$19,207	$31,007
____________

(1)	Ramp-up assets are regulatory assets which Florida Gas was specifically allowed to establish in the FERC certificates authorizing the Phase IV and V Expansion projects.

The principal components of the Company’s other assets at the dates indicated were as follows:

	December 31, 2007	December 31, 2006
	(In thousands)
Long-term receivables (Note 14)	$2,859	$71,648
Other post employment benefits (Note 5)	3,297	2,702
Preliminary survey & investigation	3,021	996
FERC ACA fee	1,061	839
Other miscellaneous	600	244
Total Other Assets — other	$10,838	$76,429

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Deferred Credits

The principal components of the Company’s regulatory liabilities at the dates indicated were as follows:

	December 31, 2007	December 31, 2006
	(In thousands)
Balancing tools (1)	$11,413	$12,154
Other post employment benefits (Note 5)	3,390	1,472
Other miscellaneous	39	630
Total Regulatory liabilities	$14,842	$14,256
____________

(1)
Balancing tools are a regulatory method by which Florida Gas recovers the costs of operational balancing of the pipeline’s system. The balance can be a deferred charge or credit, depending on timing, rate changes and operational activities.

The principal components of the Company’s other deferred credits at the dates indicated were as follows:

	December 31, 2007	December 31, 2006
	(In thousands)
Post construction mitigation costs	$1,686	$2,073
Deferred compensation	889	1,090
Environmental non-PCB clean-up cost reserve (Note 12)	1,337	1,423
Taxes Payable	3,116	1,664
Asset retirement obligation (Note 2)	471	481
Other miscellaneous	1,703	1,398
Total Deferred Credits — other	$9,202	$8,129

(12)	Environmental Reserve

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

CITRUS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides an overview of comprehensive income for the periods indicated:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(In thousands)
Interest rate swap loss on 7.625%$325 million note due 2010	$1,873	$1,872	$1,872
Interest rate swap loss on 7.0%$250 million note due 2012	1,228	1,228	1,228
Interest rate swap gain on 9.19%$150 million note due 2005-2024	(462)	(462)	(462)
Total	$2,639	$2,638	$2,638

The table below provides an overview of the components in accumulated other comprehensive loss at the dates indicated:

	Termination Date	Amortization Period	Original Gain/(Loss)	December 31, 2007	December 31, 2006
				(In thousands)
Interest rate swap loss on 7.625% $325 million note due 2010	December 2000	10 years	$(18,724)	$(5,461)	$(7,334)
Interest rate swap loss on 7.0% $250 million note due 2012	July 2002	10 years	(12,280)	(5,579)	(6,807)
Interest rate swap gain on 9.19% $150 million note due 2005-2024	November 1994	20 years	9,236	3,155	3,617
Total				$(7,885)	$(10,524)

(14)	Commitments and Contingencies

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Natural Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2010.

SOUTHERN NATURAL GAS COMPANY

By:	/s/ James C. Yardley
James C. Yardley
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Southern Natural Gas Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/James C. Yardley	President and Management Committee	February 26, 2010
James C. Yardley	Member (Principal Executive Officer)

/s/John R. Sult	Senior Vice President and	February 26, 2010
John R. Sult	Chief Financial Officer
(Principal Financial Officer)

/s/ Rosa P. Jackson	Vice President and Controller	February 26, 2010
Rosa P. Jackson	(Principal Accounting Officer)

/s/Daniel B. Martin	Senior Vice President and Management	February 26, 2010
Daniel B. Martin	Committee Member

/s/Norman G. Holmes	Senior Vice President,	February 26, 2010
Norman G. Holmes	Chief Commercial Officer and Management Committee Member

/s/Michael J. Varagona	Vice President and	February 26, 2010
Michael J. Varagona	Management Committee Member

SOUTHERN NATURAL GAS COMPANY

EXHIBIT INDEX
December 31, 2009

Each exhibit identified below is filed as part of this report. Exhibits filed with this report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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
4.A
Indenture dated June 1, 1987 between Southern Natural Gas Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee (Exhibit 4.A to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); First Supplemental Indenture, dated as of September 30, 1997, between Southern Natural Gas Company and the Trustee (Exhibit 4.A.1 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); Second Supplemental Indenture dated as of February 13, 2001, between Southern Natural Gas Company and the Trustee (Exhibit 4.A.2 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); Third Supplemental Indenture dated as of March 26, 2007 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on March 28, 2007); Fourth Supplemental Indenture dated as of May 4, 2007 among Southern Natural Gas Company, Wilmington Trust Company (solely with respect to certain portions thereof) and The Bank of New York Trust Company, N.A. (Exhibit 4.C to our quarterly report on Form10-Q for the period ended March 31, 2007, filed with the SEC on May 8, 2007); Fifth Supplemental Indenture dated October 15, 2007 by and among SNG, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on October 16, 2007); Sixth Supplemental Indenture dated November 1, 2007 by and among SNG, Southern Natural Issuing Corporation, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on November 7, 2007).

4.B	Form of 5.90% Note due 2017 (included as Exhibit A to Exhibit 4.A of our Current Report on Form 8-K filed with the SEC on March 28, 2007).
*4.C	Indenture dated as of March 5, 2003 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., successor to The Bank of New York, as Trustee.

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

*12	Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of Southern Natural Gas Company
*23.A	Consent of Independent Registered Public Accounting Firm Ernst & Young, LLP.
*23.B	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers, LLP.
*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.