Form 10-Q
period 2010-03-31
SOUTHERN NATURAL GAS CO
filed 2010-05-10
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2010	2009
Operating revenues	$145	$126
Operating expenses
Operation and maintenance	37	41
Depreciation and amortization	15	14
Taxes, other than income taxes	7	7
	59	62
Operating income	86	64
Earnings from unconsolidated affiliate	4	3
Other income (expense), net	1	(4)
Interest and debt expense	(16)	(16)
Affiliated interest income	1	1
Net income	$76	$48

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$4	$—
Accounts and notes receivable
Customer	1	7
Affiliates	131	64
Other	19	2
Materials and supplies	15	15
Other	10	9
Total current assets	180	97
Property, plant and equipment, at cost	3,740	3,709
Less accumulated depreciation and amortization	1,420	1,411
Total property, plant and equipment, net	2,320	2,298
Other assets
Investment in unconsolidated affiliate	80	79
Note receivable from affiliate	—	112
Other	79	73
	159	264
Total assets	$2,659	$2,659

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$21	$19
Affiliates	31	27
Other	20	16
Taxes payable	8	9
Accrued interest	18	18
Asset retirement obligation	14	14
Other	3	5
Total current liabilities	115	108
Long-term debt	910	910

Other liabilities	27	27

Commitments and contingencies (Note 4)
Partners’ capital	1,607	1,614
Total liabilities and partners’ capital	$2,659	$2,659

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$76	$48
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	15	14
Earnings from unconsolidated affiliate, adjusted for cash distributions	(1)	1
Other non-cash income items	—	(1)
Asset and liability changes	2	(2)
Net cash provided by operating activities	92	60

Cash flows from investing activities
Additions to property, plant and equipment	(18)	(22)
Net change in notes receivable from affiliate	23	(3)
Acquisition	(18)	—
Proceeds from sale of asset	8	—
Net cash used in investing activities	(5)	(25)

Cash flows from financing activities
Distributions to partners	(83)	(35)
Net cash used in financing activities	(83)	(35)

Net change in cash and cash equivalents	4	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$4	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this report along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2010, and for the quarters ended March 31, 2010 and 2009, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2009, from the audited balance sheet filed in our 2009 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The following is an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2009 Annual Report on Form 10-K.

Transfers of Financial Assets.  On January 1, 2010, we adopted accounting standard updates for financial asset transfers.  Among other items, these updates require the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting.  These changes were effective for sales of financial assets occurring on or after January 1, 2010.  In January 2010, we terminated our prior accounts receivable sales programs under which we previously sold a senior interest in certain accounts receivable  to a third party financial institution (through a wholly-owned special purpose entity).  As a result, the adoption of these accounting standard updates did not have a material impact on our financial statements.  Upon termination of the prior accounts receivable sales program, we entered into a new accounts receivable sales program under which we sell certain accounts receivable in their entirety to the third party financial institution (through a wholly-owned special purpose entity).  The transfer of these receivables qualifies for sale accounting under the provisions of these accounting standard updates.  We present the cash flows related to the prior and new accounts receivable sales programs as operating cash flows in our statements of cash flows.  For further information, see Note 5.

Variable Interest Entities. On January 1, 2010, we adopted accounting standard updates for variable interest entities that revise how companies determine the primary beneficiary of these entities, among other changes. Companies are now required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required. The adoption of these accounting standard updates did not have a material impact on our financial statements.

2. Acquisition / Divestiture

During the first quarter of 2010, we purchased certain pipeline assets from Elba Express Company, L.L.C. (Elba Express), our affiliate, for $18 million and sold certain pipeline assets to Elba Express for net proceeds of $8 million. We recorded both the purchase and sale at their historical cost and accordingly, we recognized no gain or loss on these transactions.

3. Fair Value of Financial Instruments

At March 31, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents and trade  receivables and payables are representative of their fair value because of the short-term nature of these instruments. At March 31, 2010 and December 31, 2009, we had an interest bearing note receivable from El Paso Corporation (El Paso) of approximately $131 million and $154 million due upon demand, with a variable interest rate of 1.5% in each period. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current maturities	$910	$971	$910	$977

4. Commitments and Contingencies

  Legal Proceedings

We and our affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At March 31, 2010, we accrued approximately $2 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect  of the disposal or release of specified substances at current and former operating sites. At March 31, 2010 and December 31, 2009, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies.

We expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the remainder of 2010 through 2014.

Superfund Matters. Included in our recorded environmental liabilities are projects where we have received notice that we have been designated or could be designated as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, or state equivalents for one active site. Liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs.  We consider the financial strength of other PRPs in estimating our liabilities.

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

   Rates and Regulatory Matters

Rate Case. In January 2010, the Federal Energy Regulatory Commission (FERC) approved our settlement in which we (i) increased our base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file our next general rate case to be effective after August 31, 2012, but no later than September 1, 2013, and (iv) extended the vast majority of our firm transportation contracts until August 31, 2013.

Other Commitments

Guarantees. We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. As of March 31, 2010, we have a performance guarantee related to contracts held by Southern LNG, Inc., an entity formerly owned by us, with a maximum exposure of $225 and a performance guarantee related to contracts held by Elba Express, an entity formerly owned by us, with no stated maximum limit. We estimate our potential exposure related to these guarantees is approximately $31 million, which is based on their remaining estimated obligations under the contracts.

5. Accounts Receivable Sales Program

During 2009, we had an agreement to sell a senior interest in certain accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through a wholly-owned special purpose entity), and we retained subordinated interest in those receivables. The sale of the senior interest qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower our overall cost of capital.  During the quarter ended March 31, 2009, we received $69 million of cash related to the sale of the senior interest, collected $73 million from the subordinated interest we retained in the receivables, and recognized a loss of less than $1 million on these transactions.  At December 31, 2009, the third party financial institution held $30 million of senior interest and we held $19 million of subordinated interest.  Our subordinated interest is reflected in accounts receivable in our balance sheet.  In January 2010, we terminated this accounts receivable sales program and paid $30 million to acquire the senior interest. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interest, and cash paid to terminate the program, as operating cash flows in our statement of cash flows.

In 2010, we entered into a new accounts receivable sales program to continue to sell accounts receivable to the third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers.  Under this program, we sell  receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity).  As of March 31, 2010, the third party financial institution held $50 million of the accounts receivable we sold under the program.  In connection with our accounts receivable sales, we receive a portion of the sale proceeds up front and receive an additional amount upon the collection of the underlying receivables.  Our ability to recover this additional amount is based solely on the collection of the underlying receivables.  During the first quarter of 2010, we received $123 million of cash up front from the sale of the receivables and received an additional $57 million of cash upon the collection of the underlying receivables.  As of March 31, 2010, we had not collected approximately $19 million related to our accounts receivable sales, which is reflected as other accounts receivable in our balance sheet.  We recognized a loss of less than $1 million on our accounts receivable sale during the first quarter of 2010.  Because the cash received up front and the cash received as the underlying receivables are collected both are related to the sale or ultimate collection of the underlying receivables, and not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales program as operating cash flows in our statement of cash flows.

Under both the prior and current accounts receivable sales programs, we serviced the underlying receivables for a fee.  The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the quarters ended March 31, 2010 and 2009.

The third party financial institution involved in both of these accounts receivable sales programs acquires interests in various financial assets and issues commercial paper to fund those acquisitions.  We do not consolidate the third party financial institution because we do not have the power to direct its overall activities (and do not absorb a majority of its expected losses) since our receivables do not comprise a significant portion of its operations.

6. Investment in Unconsolidated Affiliate and Transactions with Affiliates

       Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Tennessee Gas Pipeline Company, our affiliate. For the quarters ended March 31, 2010 and 2009, we received $3 million and $4 million in cash dividends from Bear Creek.

Summarized financial information of our proportionate share of our unconsolidated affiliate for the quarters ended March 31 is presented as follows:

	2010	2009
	(In millions)
Operating results data:
Operating revenues	$5	$5
Operating expenses	1	2
Income from continuing operations and net income	4	3

Transactions with Affiliates

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first quarter of 2010 and 2009, we paid cash distributions of approximately $83 million and $35 million to our partners. In addition, in April 2010, we paid a cash distribution to our partners of approximately $69 million.

Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2010 and December 31, 2009, we had a note receivable from El Paso of $131 million and $154 million. We classified $131 million of this receivable as current on our balance sheet at March 31, 2010, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.5% at March 31, 2010 and December 31, 2009.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business.  For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2010	2009
	(In millions)
Revenues from affiliates	$2	$1
Operation and maintenance expenses from affiliates	30	31
Reimbursements of operating expenses charged to affiliates	1	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2009 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense and (ii) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to our net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2010, compared with the same period in 2009.

Operating Results:
	2010	2009
	(In millions, except for volumes)

Operating revenues	$145	$126
Operating expenses	(59)	(62)
Operating income	86	64
Earnings from unconsolidated affiliate	4	3
Other income (expense), net	1	(4)
EBIT	91	63
Interest and debt expense	(16)	(16)
Affiliated interest income	1	1
Net income	$76	$48
Throughput volumes (BBtu/d)(1)	2,899	2,547
____________
 (1) Throughput volumes include billable transportation throughput volumes for storage injection.

EBIT Analysis:
	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Reservation and other services revenues	$18	$—	$—	$18
Gas not used in operations and other natural gas sales and purchases	1	6	—	7
Operating and general and administrative expenses	—	(3)	—	(3)
Other(1)	—	—	6	6
Total impact on EBIT	$19	$3	$6	$28
____________
 (1) Consists of individually insignificant items.

Reservation and Other Services Revenues. During the first quarter of 2010, our reservation and other services revenues increased primarily due to higher tariff rates placed into service on September 1, 2009 pursuant to our rate case settlement discussed below, and higher throughput volumes due to colder weather.

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

Gas Not Used in Operations and Other Natural Gas Sales and Purchases.  Gas not used in operations is based on the volumes of natural gas we are allowed to retain and dispose of relative to the amounts we use for operating purposes. As calculated in a manner set forth in our tariff, volumes from any excess natural gas retained and not used in operations are to be given back to our customers through lower retention percentages determined on an annual basis. For the quarter ended March 31, 2010, our EBIT was favorably impacted by $5 million as compared to the same period in 2009 due to compressor fuel being recorded as a regulatory asset in 2010 versus an expense as a result of our recent rate case, and $4 million due to higher cost associated with replacement of depleted storage volumes during the first quarter of 2009. For a further discussion of gas not used in operation and other natural gas sales and purchases, see our 2009 Annual Report on Form 10-K.

Operating and General and Administrative Expenses. Our operating and general and administrative costs were higher during the first quarter of 2010 compared with the same period in 2009, primarily due to higher allocated costs from El Paso based on the estimated level of resources devoted to us and the relative size of our EBIT, gross property and payroll when compared to El Paso’s other affiliates.

Affiliated Interest Income

The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters ended March 31:

	2010	2009
	(In millions, except for rates)
Average advance due from El Paso	$137	$101
Average short-term interest rate	1.5%	2.2%

Liquidity and Capital Resources

 Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities, amounts available under El Paso’s cash management program and capital contributions from our partners. At March 31, 2010, we had a note receivable from El Paso of approximately $131 million which was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program.  Our primary uses of cash are for working capital, capital expenditures and for required distributions to our partners.

Although financial market conditions have improved since late 2008 and early 2009, volatility in the remainder of 2010 and beyond in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand.  However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities, amounts available to us under El Paso’s cash management program and capital contributions from our partners. As of March 31, 2010, El Paso had approximately $2.4 billion of available liquidity, including approximately $1.9 billion of capacity available to it under various committed credit facilities. While we do not anticipate a need to directly access the financial markets in the remainder of 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

2010 Cash Flow Activities. Our cash flows for the quarter ended March 31, 2010 are summarized as follows (in millions):

Cash Flow from Operations
Net income	$76
Non-cash income adjustments	14
Change in other assets and liabilities	2
Total cash flow from operations	$92

Cash Inflows
Investing activities
Proceeds from sale of asset	8
Net change in notes receivable from affiliate	23
Total other cash inflows	$31

Cash Outflows
Investing activities
Additions to property, plant and equipment	18
Acquisition	18
36
Financing activities
Distributions to partners	83

Total cash outflows	$119
Net change in cash	$4

During the quarter ended March 31, 2010, we generated $92 million of operating cash flow. We utilized these amounts to fund maintenance of our system as well as pay distributions to our partners. During the quarter ended March 31, 2010, we paid cash distributions of approximately $83 million to our partners. In addition, in April 2010, we paid a cash distribution to our partners of approximately $69 million. Our cash capital expenditures for the quarter ended March 31, 2010 and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Quarter Ended March 31, 2010	2010 Remaining	Total
	(In millions)
Maintenance	$7	$82	$89
Expansion	11	187	198
	$18	$269	$287

Commitments and Contingencies

Below is a summary of certain climate change and energy policies recently enacted or proposed that, if enacted, will likely impact our business. For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 4 which is incorporated herein by reference.

Climate Change Legislation and Regulation. Legislative and regulatory efforts to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. We believe that legislation that either limits or sets a price on carbon emissions will increase demand for natural gas depending on the legislative provisions ultimately adopted. However, we also believe it is reasonably likely that the federal legislation being contemplated, as well as recently adopted and proposed federal regulations, would increase our cost of environmental compliance by requiring us to purchase emission allowances or offset credits, install additional equipment or change work practices, and could materially increase the cost of goods and services we purchase from suppliers due to their increased compliance costs. Although we believe that many of these costs should be recoverable in our rates, recovery through these mechanisms is still uncertain at this time.

The Environmental Protection Agency (EPA) has adopted regulations that requires us to monitor and report certain GHG emissions from our operations on an annual basis. The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources which could materially increase the costs of our operations. The EPA has also proposed regulations pursuant to which GHG emissions would be regulated under the Clean Air Act in 2011. These proposed rules, if adopted, would likely have a material impact on our cost of operations, could require us to install new equipment to control emissions from our facilities, as well as could result in delays and negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities.

It is uncertain what federal or state legislation or regulations will ultimately be adopted and whether they will withstand likely legal challenges. Therefore, the potential impact on our operations and construction projects remains uncertain.

Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint”. Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas. However, such proposals if enacted could negatively impact natural gas demand over the longer term.

Air Quality Regulations. In March 2009, the EPA proposed a rule that is expected to be finalized later in 2010 impacting emissions of hazardous air pollutants from reciprocating internal combustion engines and requiring us to install emission controls on our pipeline system. As proposed, engines subject to the regulations would have to be in compliance by August 2013. Based upon that timeframe, we expect that we would begin incurring expenditures in late 2010, incur the majority of the expenditures in 2011 and 2012, and expend any remaining amounts in early 2013. Based on our expectation that the final rule will be similar to a recently adopted rule applicable to diesel engines, our current estimated impact is approximately $6 million in capital expenditures over the period from 2010 to 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2009 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index is hereby incorporated herein by reference.

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

SOUTHERN NATURAL GAS COMPANY

Date: May 7, 2010	By:	/s/ James C. Yardley
James C. Yardley
President
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer
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