Form 10-Q
period 2010-06-30
SOUTHERN NATURAL GAS CO
filed 2010-08-06
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

When we refer to “us,” “we,” “our,” “ours,” or “the company,” we are describing Southern Natural Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues	$131	$119	$276	$245
Operating expenses
Operation and maintenance	38	41	75	82
Depreciation and amortization	14	13	29	27
Taxes, other than income taxes	7	8	14	15
	59	62	118	124
Operating income	72	57	158	121
Earnings from unconsolidated affiliate	3	2	7	5
Other income, net	1	5	2	1
Interest and debt expense	(16)	(16)	(32)	(32)
Affiliated interest income	—	—	1	1
Net income	$60	$48	$136	$96

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$3	$—
Accounts and notes receivable
Customer	—	7
Affiliates	85	64
Other	19	2
Materials and supplies	15	15
Other	11	9
Total current assets	133	97
Property, plant and equipment, at cost	3,751	3,709
Less accumulated depreciation and amortization	1,386	1,411
Total property, plant and equipment, net	2,365	2,298
Other assets
Investment in unconsolidated affiliate	79	79
Note receivable from affiliate	—	112
Other	77	73
	156	264
Total assets	$2,654	$2,659

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$15	$19
Affiliates	22	27
Other	26	16
Taxes payable	13	9
Accrued interest	18	18
Asset retirement obligation	15	14
Other	8	5
Total current liabilities	117	108
Long-term debt	910	910
Other liabilities	28	27

Commitments and contingencies (Note 4)
Partners’ capital	1,599	1,614
Total liabilities and partners’ capital	$2,654	$2,659

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$136	$96
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	29	27
Earnings from unconsolidated affiliate, adjusted for cash distributions	—	2
Other non-cash income items	—	(1)
Asset and liability changes	(21)	(8)
Net cash provided by operating activities	144	116
Cash flows from investing activities
Capital expenditures	(51)	(93)
Net change in notes receivable from affiliate	69	61
Acquisition	(18)	—
Proceeds from sale of asset	8	—
Other	2	—
Net cash provided by (used in) investing activities	10	(32)
Cash flows from financing activities
Distributions to partners	(151)	(84)
Net cash used in financing activities	(151)	(84)
Net change in cash and cash equivalents	3	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$3	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this report along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2010, and for the quarters and six months ended June 30, 2010 and 2009, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2009, from the audited balance sheet filed in our 2009 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

In June 2010, El Paso Pipeline Partners, L.P. (EPB) acquired an additional 20 percent ownership interest in us from El Paso Corporation (El Paso).  The acquisition increased EPB’s interest in us to 45 percent with El Paso retaining the remaining 55 percent.

Significant Accounting Policies

The following is an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2009 Annual Report on Form 10-K.

Transfers of Financial Assets.  On January 1, 2010, we adopted an accounting standards update for financial asset transfers.  Among other items, this update requires the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting.  These changes were effective for sales of financial assets occurring on or after January 1, 2010.  In January 2010, we terminated our prior accounts receivable sales program under which we previously sold a senior interest in certain accounts receivable  to a third party financial institution (through a wholly-owned special purpose entity).  As a result, the adoption of this accounting standards update did not have a material impact on our financial statements.  Upon termination of the prior accounts receivable sales program, we entered into a new accounts receivable sales program under which we sell certain accounts receivable in their entirety to the third party financial institution (through a wholly-owned special purpose entity).  The transfer of these receivables qualifies for sale accounting under the provisions of this accounting standards update.  We present the cash flows related to the prior and new accounts receivable sales programs as operating cash flows in our statements of cash flows.  For further information, see Note 5.

Variable Interest Entities. On January 1, 2010, we adopted an accounting standards update for variable interest entities that revise how companies determine the primary beneficiary of these entities, among other changes. Companies are now required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required. The adoption of this accounting standards update did not have a material impact on our financial statements.

2. Acquisition / Divestiture

During the first quarter of 2010, we purchased certain pipeline assets from Elba Express Company, L.L.C. (Elba Express), our affiliate, for $18 million and sold certain pipeline assets to Elba Express for net proceeds of $8 million. We recorded both the purchase and sale at their historical cost and accordingly, we recognized no gain or loss on these transactions.

3. Fair Value of Financial Instruments

At June 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents and accounts receivable and payable are representative of their fair value because of the short-term nature of these instruments. At June 30, 2010 and December 31, 2009, we had an interest bearing note receivable from El Paso of approximately $85 million and $154 million due upon demand, with a variable interest rate of 1.6% and 1.5% . While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current maturities	$910	$984	$910	$977

4. Commitments and Contingencies

  Legal Proceedings

We and our affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At June 30, 2010, we accrued approximately $2 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect  of the disposal or release of specified substances at current and former operating sites. At June 30, 2010 and December 31, 2009, we have accrued less than $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies.

Our environmental remediation projects are in various stages of completion. Our recorded liabilities reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

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

We expect to make capital expenditures for environmental matters of less than $1 million in the aggregate for the remainder of 2010 through 2014.

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

Guarantees

 We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. As of June 30, 2010, we have a performance guarantee related to contracts held by Southern LNG, Inc., an entity formerly owned by us, with a maximum exposure of $225 million. We estimate our potential exposure related to this guarantee is approximately $5 million, which is based on the remaining estimated obligations under the contracts.

5. Accounts Receivable Sales Program

During 2009, we had an agreement to sell a senior interest in certain accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through a wholly-owned special purpose entity), and we retained subordinated interest in those receivables. The sale of the senior interest qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower our overall cost of capital.  During the quarter and six months ended June 30, 2009, we received $65 million and $134 million of cash related to the sale of the senior interest, collected $62 million and $135 million from the subordinated interest we retained in the receivables, and recognized a loss of less than $1 million on these transactions.  At December 31, 2009, the third party financial institution held $30 million of senior interest and we held $19 million of subordinated interest.  Our subordinated interest is reflected in accounts receivable on our balance sheet.  In January 2010, we terminated this accounts receivable sales program and paid $30 million to acquire the senior interest. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interest, and cash paid to terminate the program, as operating cash flows on our statement of cash flows.

In the first quarter of 2010, we entered into a new accounts receivable sales program to continue to sell accounts receivable to the third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers.  Under this program, we sell  receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity).  As of June 30, 2010, the third party financial institution held $47 million of the accounts receivable we sold under the program. In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables.  Our ability to recover this additional amount is based solely on the collection of the underlying receivables.  During the  quarter and six months ended June 30, 2010, we received $88 million and $211 million of cash up front from the sale of the receivables and received an additional $52 million and $109 million of cash upon the collection of the underlying receivables.  As of June 30, 2010, we had not collected approximately $16 million related to our accounts receivable sales, which is reflected as other accounts receivable on our balance sheet.  We recognized a loss of less than $1 million on our accounts receivable sales during the quarter and six months ended June 30, 2010.  Because the cash received up front and the cash received as the underlying receivables are collected both are related to the sale or ultimate collection of the underlying receivables, and not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales program as operating cash flows on our statement of cash flows.

Under both the prior and current accounts receivable sales programs, we serviced the underlying receivables for a fee. The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the periods ended June 30, 2010 and 2009.

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

6. Investment in Unconsolidated Affiliate and Transactions with Affiliates

    Investment in Unconsolidated Affiliate

  We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Tennessee Gas Pipeline Company, our affiliate. For the six months ended June 30, 2010 and 2009 we received $7 million in cash dividends from Bear Creek.  In July 2010, we received an additional $4 million in cash dividends.  Also, in July 2010, Bear Creek utilized its note receivable balance under the cash management program with El Paso to pay a  cash distribution to its partners, including  $23 million to us.

     Summarized financial information of our proportionate share of our unconsolidated affiliate for the periods ended June 30 is presented as follows:
	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Operating results data:
Operating revenues	$5	$4	$10	$9
Operating expenses	2	2	3	4
Income from continuing operations and net income	3	2	7	5

Transactions with Affiliates

EPB Acquisition.  In June 2010, EPB acquired an additional 20 percent ownership interest in us from El Paso.  The acquisition increased EPB’s interest in us to 45 percent with El Paso retaining the remaining 55 percent.

  Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the six months ended June 30, 2010 and 2009, we paid cash distributions of approximately $151 million and $84 million to our partners. In addition, in July 2010, we paid a cash distribution to our partners of approximately $54 million.

Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2010 and December 31, 2009, we had a note receivable from El Paso of $85 million and $154 million. We classified $85 million of this receivable as current on our balance sheet at June 30, 2010, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.6% and 1.5% at June 30, 2010 and December 31, 2009.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business.  For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Revenues from affiliates	$2	$2	$4	$3
Operation and maintenance expenses from affiliates	29	31	59	62
Reimbursement of operating expenses charged to affiliates	1	4	2	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2009 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

  Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as    (i) interest and debt expense and (ii) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to our net income, our throughput volumes and an analysis and discussion of our results for the quarter and six months ended June 30, 2010, compared with the same periods in 2009.

Operating Results:
	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions, except for volumes)
Operating revenues	$131	$119	$276	$245
Operating expenses	(59)	(62)	(118)	(124)
Operating income	72	57	158	121
Earnings from unconsolidated affiliate	3	2	7	5
Other income, net	1	5	2	1
EBIT	76	64	167	127
Interest and debt expense	(16)	(16)	(32)	(32)
Affiliated interest income	—	—	1	1
Net income	$60	$48	$136	$96
Throughput volumes (BBtu/d)(1)	2,175	2,204	2,535	2,374
_________
(1)     Throughput volumes include billable transportation throughput volumes for storage injection.

EBIT Analysis:
	Quarter Ended June 30, 2010				Six Months Ended June 30, 2010
	Operating Revenue	Operating Expense	Other	Total	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable) (In millions)
Reservation and other services revenues	$14	$—	$—	$14	$32	$—	$—	$32
Gas not used in operations and other natural gas sales and purchases	(3)	3	—	—	(2)	9	—	7
Other(1)	1	—	(3)	(2)	1	(3)	3	1
Total impact on EBIT	$12	$3	$(3)	$12	$31	$6	$3	$40
_________
 (1)     Consists of individually insignificant items.

Reservation and Other Services Revenues. During the quarter and six months ended June 30, 2010, our reservation and other services revenues increased primarily due to higher tariff rates placed into service on September 1, 2009 pursuant to our rate case settlement discussed below, and higher throughput volumes due to colder weather during the winter months.

In January 2010, the FERC approved our rate case settlement in which we (i) increased our base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file our next general rate case to be effective after August 31, 2012 but no later than September 1, 2013, and (iv) extended the vast majority of our firm transportation contracts until August 31, 2013.

Gas Not Used in Operations and Other Natural Gas Sales and Purchases.  Prior to September 1, 2009, the financial impacts of our operational gas, net of gas used in operations, were based on the price of natural gas and the amount of natural gas we were allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we used for operating purposes and the cost of operating our electric compression facilities.  Effective September 1, 2009, a volume tracker was implemented as part of our rate case settlement and therefore we no longer share retained gas not used in operations.  For the six months ended June 30, 2010, our EBIT was favorably impacted by $7 million as compared to the same period in 2009 due to electric compression costs being recorded to the volume tracker  in 2010 versus  being expensed in 2009 as part of our  rate case settlement, and favorably impacted by $4 million due to higher cost associated with replacement of depleted storage volumes during the first quarter of 2009. This was partially offset by a $4 million unfavorable impact due to the elimination of our fuel sharing mechanism as part of our rate case settlement. For a further discussion of gas not used in operation and other natural gas sales and purchases, see our 2009 Annual Report on Form 10-K.

Affiliated Interest Income

The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Average advance due from El Paso	$97	$83	$117	$93
Average short-term interest rate	1.5%	1.7%	1.5%	2.0%

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, amounts available under El Paso’s cash management program and capital contributions from our partners. At June 30, 2010, we had a note receivable from El Paso of approximately $85 million which was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program.  Our primary uses of cash are for working capital, capital expenditures and required distributions to our partners.

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

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities, amounts available to us under El Paso’s cash management program and capital contributions from our partners. As of June 30, 2010, El Paso had approximately $2.9 billion of available liquidity, including approximately $2.2 billion of capacity available to it under various committed credit facilities. While we do not anticipate a need to directly access the financial markets in the remainder of 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

2010 Cash Flow Activities. Our cash flows for the six months ended June 30, 2010 are summarized as follows (in millions):

Cash Flow from Operations
Net income	$136
Non-cash income adjustments	29
Change in assets and liabilities	(21)
Total cash flow from operations	144

Cash Inflows
Investing activities
Proceeds from sale of asset	8
Net change in notes receivable from affiliate	69
Other	2
Total other cash inflows	79

Cash Outflows
Investing activities
Capital Expenditures	51
Acquisition	18
69
Financing activities
Distributions to partners	151

Total cash outflows	220
Net change in cash	$3

During the six months ended June 30, 2010, we generated $144 million of operating cash flows. We utilized these amounts and our note receivable under El Paso’s cash management program to fund maintenance of our system as well as pay distributions to our partners. During the six months  ended June 30, 2010, we paid cash distributions of approximately $151 million to our partners. In addition, in July 2010, we paid a cash distribution to our partners of approximately $54 million. Our cash capital expenditures for the six months ended June 30, 2010 and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Six Months Ended June 30, 2010	2010 Remaining	Total
	(In millions)
Maintenance	$13	$73	$86
Expansion	38	148	186
	$51	$221	$272

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

  The Environmental Protection Agency (EPA) has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis. The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources which could materially increase the costs of our operations. Our preliminary estimate of the first-year cost to our company is $1 million.

  The EPA has also adopted regulations that will require permits to be obtained under the Clean Air Act for GHG emissions above certain thresholds. Depending on the thresholds ultimately established by the EPA, these permit requirements could have a material impact upon the costs of our operations, could require us to install new equipment to control emissions from our facilities, and could result in delays and negative impacts on our ability to obtain permits and other regulatory approvals with regard to new and existing facilities. The EPA’s regulations are being challenged in the federal courts; however, pending such judicial reviews, the thresholds that have been established by the EPA through at least 2016 are not expected to have a material impact on our operations or financial results.

It is uncertain what federal or state legislation or regulations will ultimately be adopted and whether adopted regulations will withstand likely legal challenges. Therefore, the potential impact on our operations and construction projects remains uncertain.

Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint”. Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas. However, such proposals if enacted could impact natural gas demand over the longer term.

Air Quality Regulations. In March 2009, the EPA proposed a rule that is expected to be finalized later in 2010 impacting emissions of hazardous air pollutants from reciprocating internal combustion engines and requiring us to install emission controls on our pipeline system. As proposed, engines subject to the regulations would have to be in compliance by August 2013. Based upon that timeframe, we expect that we would begin incurring expenditures in late 2010, incur the majority of the expenditures in 2011 and 2012, and expend any remaining amounts in early 2013. Based on our expectation that the final rule will be similar to a recently adopted rule applicable to diesel engines, our current estimated impact is approximately $5 million in capital expenditures over the period from 2010 to 2013.

In February 2010, the EPA promulgated a new one-hour National Ambient Air Quality Standard (NAAQS) for oxides of nitrogen (NO2).  The new standard is in addition to the existing annual NAAQS which was not changed.  While it is uncertain how the EPA and the states will apply the new one-hour NAAQS, the new NAAQS may impact our ability to obtain permits and other regulatory approvals with regard to existing and new facilities and may cause us to incur costs to install additional controls on existing and new facilities.  The EPA’s new rule is being challenged in the federal courts.  While the new NAAQS, if upheld, could have a material impact on our cost of operations and our cost to install new facilities, we are unable, at this point, to estimate its financial impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SOUTHERN NATURAL GAS COMPANY

Date: August 6, 2010	/s/ Norman G. Holmes
Norman G. Holmes President (Principal Executive Officer)

Date: August 6, 2010	/s/ John R. Sult
John R. Sult Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SOUTHERN NATURAL GAS COMPANY

EXHIBIT INDEX

    Each exhibit identified below is filed as a part of this report.

Exhibit Number	Description
3.A	Second Amendment to General Partnership Agreement of Southern Natural Gas Company.
3.B	Third Amendment to General Partnership Agreement of Southern Natural Gas Company.
31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.