Form 10-Q
period 2010-09-30
SOUTHERN NATURAL GAS CO
filed 2010-11-08
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues	$134	$124	$410	$369
Operating expenses
Operation and maintenance	41	48	116	130
Depreciation and amortization	15	14	44	41
Taxes, other than income taxes	7	5	21	20
	63	67	181	191
Operating income	71	57	229	178
Earnings from unconsolidated affiliate	4	3	11	8
Other income, net	1	1	3	2
Interest and debt expense	(16)	(16)	(48)	(48)
Affiliated interest income	—	—	1	1
Net income	$60	$45	$196	$141

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$6	$—
Accounts and notes receivable
Customer	2	7
Affiliates	56	64
Other	20	2
Materials and supplies	16	15
Other	15	9
Total current assets	115	97
Property, plant and equipment, at cost	3,837	3,709
Less accumulated depreciation and amortization	1,397	1,411
Total property, plant and equipment, net	2,440	2,298
Other assets
Investment in unconsolidated affiliate	57	79
Note receivable from affiliate	—	112
Other	75	73
	132	264
Total assets	$2,687	$2,659

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$17	$19
Affiliates	31	27
Other	36	16
Taxes payable	20	9
Accrued interest	18	18
Asset retirement obligation	15	14
Other	7	5
Total current liabilities	144	108
Long-term debt	910	910
Other liabilities	28	27

Commitments and contingencies (Note 4)
Partners’ capital	1,605	1,614
Total liabilities and partners’ capital	$2,687	$2,659

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$196	$141
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	44	41
Earnings from unconsolidated affiliate, adjusted for cash distributions	22	2
Other non-cash income items	—	(2)
Asset and liability changes	(21)	13
Net cash provided by operating activities	241	195

Cash flows from investing activities
Capital expenditures	(120)	(117)
Net change in note receivable from affiliate	100	51
Acquisition	(18)	—
Proceeds from sale of asset	8	—
Net cash used in investing activities	(30)	(66)

Cash flows from financing activities
Distributions to partners	(205)	(129)
Net cash used in financing activities	(205)	(129)

Net change in cash and cash equivalents	6	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$6	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

   We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this report along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2010, and for the quarters and nine months ended September 30, 2010 and 2009, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2009, from the audited balance sheet filed in our 2009 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

   In June 2010, El Paso Pipeline Partners, L.P. (EPB) acquired an additional 20 percent ownership interest in us from El Paso Corporation (El Paso).  The acquisition increased EPB’s interest in us to 45 percent with El Paso retaining the remaining 55 percent.

Significant Accounting Policies

   The following is an update of our significant accounting policies and accounting pronouncements issued and adopted during the nine months ended September 30, 2010.

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

3. Fair Value of Financial Instruments

At September 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents and  current receivables and payables  represented fair value because of the short-term nature of these instruments. At September 30, 2010 and December 31, 2009, we had an interest bearing note receivable from El Paso of approximately $54 million and $154 million due upon demand, with a variable interest rate of 1.5% in both periods. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, including current maturities	$910	$1,025	$910	$977

4. Commitments and Contingencies

     Legal Proceedings

    We and our affiliates are named defendants in numerous legal  proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At September 30, 2010, we accrued approximately $2 million for our outstanding legal proceedings.

 Environmental Matters

    We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At September 30, 2010 and December 31, 2009, we have accrued less than $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies.

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

    We expect to make capital expenditures for environmental matters of approximately $2 million in the aggregate for the remainder of 2010 through 2014, primarily, to be expended from 2010 to 2013 associated with the impact of the Environment Protection Agency (EPA) rule related to emissions of hazardous air pollutants from reciprocating internal combustion engines which was finalized in August 2010. Our engines that are subject to the regulations have to be in compliance by October 2013.

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

 Guarantees and Letters of Credit

    We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. During the third quarter of 2010, we terminated our performance guarantee on a construction project that was completed.

 During 2009, we entered into a $57 million letter of credit associated with our estimated construction cost related to the Southeast Supply Header project.  As invoices are paid under the contract, we are able to reduce the value of the letter of credit.  At September 30, 2010, the letter of credit has been reduced to $43 million.

5. Accounts Receivable Sales Program

    During 2009, we had an agreement to sell a senior interest in certain accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through a wholly-owned special purpose entity), and we retained subordinated interest in those receivables. The sale of the senior interest qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower our overall cost of capital.  During the quarter and nine months ended September 30, 2009, we received $69 million and $203 million of cash related to the sale of the senior interest, collected $52 million and $187 million from the subordinated interest we retained in the receivables, and recognized a loss of less than  $1 million on these transactions.  At December 31, 2009, the third party financial institution held $30 million of senior interest and we held $19 million of subordinated interest.  Our subordinated interest is reflected in accounts receivable on our balance sheet.  In January 2010, we terminated this accounts receivable sales program and paid $30 million to acquire the senior interest. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interest, and cash paid to terminate the program, as operating cash flows on our statement of cash flows.

    In the first quarter of 2010, we entered into a new accounts receivable sales program to continue to sell accounts receivable to the third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers.  Under this program, we sell receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity).  As of September 30, 2010, the third party financial institution held $49 million of the accounts receivable we sold under the program. In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables.  Our ability to recover this additional amount is based solely on the collection of the underlying receivables.  During the  quarter and nine months ended September 30, 2010, we received $91 million and $302 million of cash up front from the sale of the receivables and received an additional $51 million and $160 million of cash upon the collection of the underlying receivables.  As of September 30, 2010, we had not collected approximately $19 million related to our accounts receivable sales, which is reflected as other accounts receivable on our balance sheet (and was initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets).  We recognized a loss of less than $1 million on our accounts receivable sales during the quarter and nine months ended September 30, 2010.  Because the cash received up front and the cash received as the underlying receivables are collected  relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales program as operating cash flows on our statement of cash flows.

    Under both the prior and current accounts receivable sales programs, we serviced the underlying receivables for a fee. The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the periods ended September 30, 2010 and 2009.

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

6. Investment in Unconsolidated Affiliate and Transactions with Affiliates

    Investment in Unconsolidated Affiliate

    We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Tennessee Gas Pipeline Company, our affiliate. For the nine months ended September 30, 2010 and 2009, we received approximately $10 million in cash distributions from Bear Creek.  Also, in the third quarter of 2010, Bear Creek utilized its note receivable balance under the cash management program with El Paso to pay a cash distribution to its partners, including $23 million to us.  In October 2010, we received an additional $4 million in cash distributions.

    Summarized financial information of our proportionate share of our unconsolidated affiliate for the periods ended September 30 is presented as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Operating results data:
Operating revenues	$5	$5	$15	$14
Operating expenses	1	2	4	6
Income from continuing operations and net income	4	3	11	8

Transactions with Affiliates

    EPB Acquisition.  In June 2010, EPB acquired an additional 20 percent ownership interest in us from El Paso.  The acquisition increased EPB’s interest in us to 45 percent with El Paso retaining the remaining 55 percent.

    Distributions.  We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the nine months ended September 30, 2010 and 2009, we paid cash distributions of approximately $205 million and $129 million to our partners. In addition, in October 2010, we paid a cash distribution to our partners of approximately $52 million.

    Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand.  At September 30, 2010 and December 31, 2009, we had a note receivable from El Paso of $54 million and $154 million. We classified $54 million of this receivable as current on our balance sheet at September 30, 2010, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.5% at September 30, 2010 and December 31, 2009.

    Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business.  For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Revenues from affiliates	$2	$1	$6	$4
Operation and maintenance expenses from affiliates	28	33	87	95
Reimbursement of operating expenses charged to affiliates	1	3	3	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The information contained in Item 2 updates, and should be read in conjunction with the information disclosed in our 2009 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

    Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense and (ii) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to our net income, our throughput volumes and an analysis and discussion of our results for the quarter and nine months ended September 30, 2010, compared with the same periods in 2009.

Operating Results:
	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except for volumes)
Operating revenues	$134	$124	$410	$369
Operating expenses	(63)	(67)	(181)	(191)
Operating income	71	57	229	178
Earnings from unconsolidated affiliate	4	3	11	8
Other income, net	1	1	3	2
EBIT	76	61	243	188
Interest and debt expense	(16)	(16)	(48)	(48)
Affiliated interest income	—	—	1	1
Net income	$60	$45	$196	$141
Throughput volumes (BBtu/d)(1)	2,408	2,210	2,492	2,319
_________
(1)	Throughput volumes include billable transportation throughput volumes for storage injection.

EBIT Analysis:
	Quarter Ended September 30, 2010				Nine Months Ended September 30, 2010
	Operating Revenue	Operating Expense	Other	Total	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable) (In millions)

Reservation and other services revenues	$11	$—	$—	$11	$43	$—	$—	$43
Gas not used in operations and other natural gas sales and purchases	(2)	1	—	(1)	(4)	11	—	7
Operating and general and administrative expenses	—	5	—	5	—	3	—	3
Allowance for equity funds used during construction	—	—	1	1	—	—	6	6
Other(1)	1	(2)	—	(1)	2	(4)	(2)	(4)
Total impact on EBIT	$10	$4	$1	$15	$41	$10	$4	$55
_________
 (1)   Consists of individually insignificant items.

    Reservation and Other Services Revenues. During the quarter and nine months ended September 30, 2010, our reservation and other services revenues increased primarily due to higher tariff rates placed into service on September 1, 2009 pursuant to our rate case settlement discussed below and higher throughput volumes.

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

    Gas Not Used in Operations and Other Natural Gas Sales and Purchases.  Prior to September 1, 2009, the financial impacts of our operational gas, net of gas used in operations, were based on the price of natural gas and the amount of natural gas we were allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we used for operating purposes and the cost of operating our electric compression facilities.  Effective September 1, 2009, a volume tracker was implemented as part of our rate case settlement and therefore we no longer share retained gas not used in operations. For the nine months ended September 30, 2010, our EBIT was favorably impacted by $9 million as compared to the same period in 2009 due to electric compression costs being recorded to the volume tracker in 2010 versus being expensed in 2009 as part of our rate case settlement, and favorably impacted by $4 million due to higher cost associated with replacement of depleted storage volumes during the first quarter of 2009. This was partially offset by a $6 million unfavorable impact due to the elimination of our fuel sharing mechanism as part of our rate case settlement and unfavorable revaluations of the volumes in our tracker in 2010. For a further discussion of gas not used in operation and other natural gas sales and purchases, see our 2009 Annual Report on Form 10-K.

    Operating and General and Administrative Expenses. During the quarter and nine months ended September 30, 2010, our operating and general and administrative expenses were lower than the same periods in 2009 primarily due to lower payroll and contractors costs offset by higher allocated costs from our affiliates related to our shared pipeline services.

    Allowance for Equity Funds Used During Construction.  We capitalize a carrying cost (an allowance for funds used during construction or AFUDC) on equity funds related to our construction of long-lived assets. During the quarter and nine months ended September 30, 2010, we benefited from an increase in other income of approximately $1 million and $6 million associated with the equity portion of AFUDC on expansion projects.

    The South System III expansion project will be completed in three phases with estimated in-service dates in the fourth quarter of 2010 for Phase I, June 2011 for Phase II and June 2012 for Phase III.  Construction agreements have been finalized for Phases I and II.  We anticipate Phase I of this project to be approximately $32 million or 20 percent under budget once completed.

Affiliated Interest Income

    The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Average advance due from El Paso	$85	$60	$106	$84
Average short-term interest rate	1.6%	1.6%	1.5%	1.8%

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, amounts available under El Paso’s cash management program and capital contributions from our partners. At September 30, 2010, we had a note receivable from El Paso of approximately $54 million which was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program.  Our primary uses of cash are for working capital, capital expenditures and required distributions to our partners.

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

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities, amounts available to us under El Paso’s cash management program and capital contributions from our partners. As of September 30, 2010, El Paso had approximately $2.5 billion of available liquidity, including approximately $2.2 billion of capacity available to it under various committed credit facilities. While we do not anticipate a need to directly access the financial markets in the remainder of 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

2010 Cash Flow Activities. Our cash flows for the nine months ended September 30, 2010 are summarized as follows (in millions):

Cash Flow from Operations
Net income	$196
Non-cash income adjustments	66
Change in assets and liabilities	(21)
Total cash flow from operations	241

Other Cash Inflows
Investing activities
Proceeds from sale of asset	8
Net change in note receivable from affiliate	100
Total other cash inflows	108

Cash Outflows
Investing activities
Capital expenditures	120
Acquisition	18
138
Financing activities
Distributions to partners	205

Total cash outflows	343
Net change in cash	$6

    During the nine months ended September 30, 2010, we generated $241 million of operating cash flows. We utilized these amounts and our note receivable under El Paso’s cash management program to fund maintenance of our system as well as pay distributions to our partners. During the nine months ended September 30, 2010, we paid cash distributions of approximately $205 million to our partners. In addition, in October 2010, we paid a cash distribution to our partners of approximately $52 million. Our cash capital expenditures for the nine months ended September 30, 2010 and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Nine Months Ended September 30, 2010	2010 Remaining	Total
	(In millions)
Maintenance	$34	$55	$89
Expansion	86	85	171
	$120	$140	$260

Commitments and Contingencies

 Below is a summary of certain climate change, energy policies and pipeline integrity legislation recently enacted or proposed that, if enacted, will likely impact our business. For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 4 which is incorporated herein by reference.

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

      The EPA has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis. The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources which could materially increase the costs of our operations. Our preliminary estimate of the first-year cost to our company is approximately $1 million.

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

Pipeline Integrity Legislation.  Several ruptures on third party pipelines have occurred recently.  In response, various legislative and regulatory reforms associated with pipeline safety and integrity issues have been proposed, including reforms that would require increased periodic inspections, installation of additional valves and other equipment on our pipeline and subjecting additional pipelines (including gathering facilities) to more stringent regulation.  It is uncertain what reforms, if any, will be adopted and what impact they might ultimately have on our operations or financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 As of September 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

 There were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SOUTHERN NATURAL GAS COMPANY

Date: November 5, 2010	/s/ Norman G. Holmes
Norman G. Holmes President (Principal Executive Officer)

Date: November 5, 2010	/s/ John R. Sult
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