Form 10-Q
period 2011-03-31
SOUTHERN NATURAL GAS CO
filed 2011-05-09
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2011	2010

Operating revenues	$145	$145

Operating expenses
Operation and maintenance	34	37
Depreciation and amortization	15	15
Taxes, other than income taxes	8	7
	57	59
Operating income	88	86
Earnings from unconsolidated affiliate	4	4
Other income, net	2	1
Interest and debt expense	(16)	(16)
Affiliated interest income, net	—	1
Net income	$78	$76

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$6	$4
Accounts and note receivable
Customer	10	3
Affiliates	2	—
Other	21	26
Materials and supplies	16	16
Regulatory assets	18	14
Total current assets	73	63
Property, plant and equipment, at cost	3,903	3,885
Less accumulated depreciation and amortization	1,385	1,390
Total property, plant and equipment, net	2,518	2,495
Other assets
Investment in unconsolidated affiliate	59	56
Other	73	73
	132	129
Total assets	$2,723	$2,687

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts and note payable
Trade	$20	$25
Affiliates	12	28
Other	35	31
Taxes payable	7	13
Accrued interest	18	18
Contractual deposits	9	6
Asset retirement obligations	—	1
Total current liabilities	101	122
Long-term debt	910	910
Other liabilities	32	31

Commitments and contingencies (Note 4)
Partners’ capital	1,680	1,624
Total liabilities and partners’ capital	$2,723	$2,687

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$78	$76
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	15	15
Earnings from unconsolidated affiliate, adjusted for cash distributions	(3)	(1)
Other non-cash income items	(1)	—
Asset and liability changes	(1)	2
Net cash provided by operating activities	88	92

Cash flows from investing activities
Capital expenditures	(51)	(18)
Net change in note receivable from affiliate	(4)	23
Acquisition	—	(18)
Proceeds from the sale of assets	—	8
Other	3	—
Net cash used in investing activities	(52)	(5)

Cash flows from financing activities
Net change in note payable to affiliate	(12)	—
Contributions from partners	25	—
Distributions to partners	(47)	(83)
Net cash used in financing activities	(34)	(83)

Net change in cash and cash equivalents	2	4
Cash and cash equivalents
Beginning of period	4	—
End of period	$6	$4

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and you should read this report along with our 2010 Annual Report on Form 10-K. The financial statements as of March 31, 2011, and for the quarters ended March 31, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010, was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.

In March 2011, El Paso Pipeline Partners, L.P. (EPB) acquired an additional 25 percent ownership interest in us from El Paso Corporation (El Paso). The acquisition increased EPB’s interest in us to 85 percent with El Paso retaining the remaining 15 percent.

Significant Accounting Policies

There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2011.

2. Acquisition / Divestiture

During the first quarter of 2010, we purchased certain pipeline assets from Elba Express Company, L.L.C. (Elba Express), our affiliate, for $18 million and sold certain pipeline assets to Elba Express for net proceeds of $8 million. We recorded both the purchase and sale at their historical cost and accordingly, we recognized no gain or loss on these transactions.

3. Financial Instruments

At March 31, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At March 31, 2011, we had an interest bearing note receivable from EPB of approximately $4 million. At December 31, 2010, this note carried a payable balance to EPB of approximately $12 million. The interest rate on this note is variable and was 0.8% at March 31, 2011 and December 31, 2010. While we are exposed to changes in interest income or expense based on changes to the variable interest rate, the fair value of this note approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$910	$1,031	$910	$984

4. Commitments and Contingencies

Legal Proceedings

We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of March 31, 2011, we had approximately $2 million accrued for all of our outstanding legal proceedings.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At March 31, 2011, our accrual was less than $1 million for our environmental matters.

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

We expect to make capital expenditures for environmental matters of approximately $2 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

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

Other Commitment

During 2009, we entered into a $57 million letter of credit associated with our estimated construction cost related to the Southeast Supply Header project.  As invoices are paid under the contract, we are able to reduce the value of the letter of credit.  At March 31, 2011, the letter of credit has been reduced to approximately $18 million.

5. Accounts Receivable Sales Program

We participate in an accounts receivable sales program where we sell receivables in their entirety to a third party financial institution (through a wholly-owned special purpose entity). The sale of these accounts receivable (which are short-term assets that generally settle within 60 days) qualify for sale accounting. The third party financial institution involved in our accounts receivable sales program acquires interests in various financial assets and issues commercial paper to fund those acquisitions. We do not consolidate the third party financial institution because we do not have the power to control, direct, or exert significant influence over its overall activities since our receivables do not comprise a significant portion of its operations.

In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price). Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables. The table below contains information related to our accounts receivable sales program.

	Quarter Ended March 31,
	2011	2010
	(In millions)
Accounts receivable sold to the third-party financial institution (1)	$162	$146
Cash received for accounts receivable sold under the program	96	123
Deferred purchase price related to accounts receivable sold	66	23
Cash received related to the deferred purchase price	73	57
Amount paid in conjunction with terminated program (2)	—	30
____________
(1)   During the quarters ended March 31, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.
(2)    In January 2010, we terminated our previous accounts receivable sales program and paid $30 million to acquire the related senior interests in certain receivables under that program. See our 2010 Annual Report on Form 10-K for further information.

	March 31,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$50	$56
Uncollected deferred purchase price related to accounts receivable sold (1)	19	26
____________
(1)   Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.

The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters ended March 31, 2011 and 2010.

6. Investment in Unconsolidated Affiliate and Transactions with Affiliates

     Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Tennessee Gas Pipeline Company, our affiliate. For the quarters ended March 31, 2011 and 2010, we received $1 million and $3 million in cash distributions from Bear Creek.

Summarized financial information for our proportionate share of Bear Creek for the quarters ended March 31 is presented as follows:

	2011	2010
	(In millions)
Operating results data:
Operating revenues	$5	$5
Operating expenses	1	1
Income from continuing operations and net income	4	4

Transactions with Affiliates

EPB Acquisition. In March 2011, EPB acquired an additional 25 percent ownership interest in us from El Paso. The acquisition increased EPB’s interest in us to 85 percent with El Paso retaining the remaining 15 percent.

Distributions and Contributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the quarter ended March 31, 2011 and 2010, we paid cash distributions of approximately $47 million and approximately $83 million to our partners.  In addition, in April 2011, we paid cash distributions to our partners of approximately $81 million. During the first quarter of 2011, we received cash contributions of approximately $25 million from our partners to fund our expansion projects and, in April 2011, we received an additional $36 million.

Cash Management Program. We participate in EPB’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates.  At March 31, 2011, we had a note receivable from EPB of approximately $4 million which was classified as non-current on our balance sheet. At December 31, 2010 this note carried a payable balance to EPB of approximately $12 million which was classified as current on our balance sheet. The interest rate on this note is variable and was 0.8% at March 31, 2011 and December 31, 2010.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business.  For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2011	2010
	(In millions)
Revenues	$2	$2
Operation and maintenance expenses	27	30
Reimbursements of operating expenses	1	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2010 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes Segment (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. We define Segment EBIT as net income adjusted for items such as interest and debt expense, and affiliated interest income. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2011 compared with the same period in 2010.

Operating Results:
	2011	2010
	(In millions, except for volumes)

Operating revenues	$145	$145
Operating expenses	(57)	(59)
Operating income	88	86
Earnings from unconsolidated affiliate	4	4
Other income, net	2	1
Segment EBIT	94	91
Interest and debt expense	(16)	(16)
Affiliated interest income, net	—	1
Net income	$78	$76
Throughput volumes (BBtu/d)(1)	2,632	2,899
____________
(1)  Throughput volumes include billable transportation throughput volumes for storage injection.

Segment EBIT Analysis:
	Variance
	Operating	Operating
	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansion	$5	$—	$1	$6
Reservation and other service revenues	(5)	—	—	(5)
Operating and general and administrative expenses	—	2	—	2
Total impact on Segment EBIT	$—	$2	$1	$3

Expansion.  During the quarter ended March 31, 2011, we benefited from increased reservation revenues due to Phase I of the South System III expansion project being placed in service. Construction on Phase II of the project began in February 2011 and we expect to place this phase in-service in June 2011.

Reservation and Other Services Revenues. For the quarter ended March 31, 2011, we experienced lower revenues as a result of a $3 million decrease in our usage and interruptible services when compared to 2010, which had extremely cold weather, and a $2 million decrease in reservation revenue as a result of turned back capacity on our system.

Operating and General and Administrative Expenses. Our operating and general and administrative costs were lower during the quarter ended March 31, 2011 compared with the same period in 2010, primarily due to lower allocated costs from El Paso based on the estimated level of resources devoted to us and the relative size of our Segment EBIT, gross property and payroll when compared to El Paso’s other affiliates.

Affiliated Interest Income, Net

The following table shows the average advances due to EPB and from El Paso, and the average short-term interest rates for the quarters ended March 31:

	2011	2010
	(In millions, except for rates)
Average advance due from El Paso	$—	$137
Average advance due to EPB	10	—
Average short-term interest rate	0.8%	1.5%

Liquidity and Capital Resources

 Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities, amounts available to us under EPB’s cash management program and capital contributions from our partners while our primary uses of cash are for working capital, capital expenditures and required distributions to our partners.  At March 31, 2011, we had a note receivable from EPB of approximately $4 million. We do not intend to settle any amounts owed under this note within the next twelve months and therefore, classified it as non-current on our balance sheet. See Item 1, Financial Statements, Note 6, for a further discussion of EPB’s cash management program.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities, amounts available to us under EPB’s cash management program and capital contributions from our partners. As of March 31, 2011, EPB had approximately $342 million of capacity available to it under its $750 million revolving credit facility and $36 million of cash. While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our or EPB’s ability to act opportunistically.

2011 Cash Flow Activities. Our cash flows for the quarter ended March 31, 2011 are summarized as follows (in millions):

Cash Flow from Operations
Net income	$78
Non-cash income adjustments	11
Change in assets and liabilities	(1)
Total cash flow from operations	88

Other Cash Inflows
Investing activities
Other	3

Financing activities
Contributions from partners	25

Total other cash inflows other cash inflows	28

Cash Outflows
Investing activities
Capital expenditures	51
Net change in note receivable from affiliate	4
55
Financing activities
Net change in note payable to affiliate	12
Distributions to partners	47
59

Total cash outflows	114
Net change in cash and cash equivalents	$2

During the quarter ended March 31, 2011, we generated $88 million of operating cash flow. We used these amounts primarily to fund maintenance capital expenditures, as well as pay distributions to our partners. During the quarter ended March 31, 2011, we paid cash distributions of approximately $47 million to our partners. In addition, in April 2011, we paid a cash distribution to our partners of approximately $81 million.  In January 2011 and April 2011, we received cash contributions of approximately $25 million and $36 million from our partners to fund our expansion projects.

Our cash capital expenditures for the quarter ended March 31, 2011 and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Quarter Ended March 31, 2011	2011 Remaining	Total
	(In millions)
Expansion	$40	$94	$134
Maintenance	11	53	64
	$51	$147	$198

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 4 which is incorporated herein by reference and our 2010 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2010 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index is incorporated herein by reference.

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

SOUTHERN NATURAL GAS COMPANY

Date: May 6, 2011	/s/ Norman G. Holmes
Norman G. Holmes President (Principal Executive Officer)

Date: May 6, 2011	/s/ John R. Sult
John R. Sult Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SOUTHERN NATURAL GAS COMPANY

EXHIBIT INDEX

        Each exhibit identified below is filed as a part of this report.

Exhibit Number		Description
	3.A	Fifth Amendment to General Partnership Agreement of Southern Natural Gas Company, dated March 14, 2011.
*	12	Ratio of Earnings to Fixed Charges.
	31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.