Form 10-Q
period 2011-06-30
SOUTHERN NATURAL GAS COMPANY, L.L.C.
filed 2011-08-08
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 1-2745

Southern Natural Gas Company, L.L.C.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	63-0196650 (I.R.S. Employer Identification No.)

El Paso Building 1001 Louisiana Street Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)
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

SOUTHERN NATURAL GAS COMPANY, L.L.C.

Caption	Page

PART I — Financial Information

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	*
Item 4. Controls and Procedures	11

PART II — Other Information

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. (Removed and Reserved)	12
Item 5. Other Information	12
Item 6. Exhibits	13
Signatures	14
EX-3.A
EX-3.B
EX-12
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
     Below is a list of terms that are common to our industry and used throughout this document:

/d = per day	BBtu = billion British thermal units
When we refer to “us”, “we”, “our”, or “ours”, we are describing Southern Natural Gas Company, L.L.C. and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN NATURAL GAS COMPANY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues	$133	$131	$278	$276

Operating expenses
Operation and maintenance	38	38	72	75
Depreciation and amortization	16	14	31	29
Taxes, other than income taxes	7	7	15	14

	61	59	118	118

Operating income	72	72	160	158
Earnings from unconsolidated affiliate	3	3	7	7
Other income, net	2	1	4	2
Interest and debt expense	(16)	(16)	(32)	(32)
Affiliated interest income, net	—	—	—	1

Net income	$61	$60	$139	$136

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2	$4
Accounts and note receivable
Customer, net of allowance	2	3
Affiliates	81	—
Other	18	26
Materials and supplies	16	16
Other	16	14

Total current assets	135	63

Property, plant and equipment, at cost	3,951	3,885
Less accumulated depreciation and amortization	1,393	1,390

Total property, plant and equipment, net	2,558	2,495

Other non-current assets
Investment in unconsolidated affiliate	58	56
Note receivable from affiliate	218	—
Other	70	73

	346	129

Total assets	$3,039	$2,687

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts and note payable
Trade	$21	$25
Affiliates	14	28
Other	22	31
Taxes payable	14	13
Accrued interest	19	18
Contractual deposits	8	6
Other	4	1

Total current liabilities	102	122

Long-term debt	1,210	910

Other non-current liabilities	31	31

Commitments and contingencies (Note 5)
Partners’ capital	1,696	1,624

Total liabilities and partners’ capital	$3,039	$2,687

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$139	$136
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	31	29
Earnings from unconsolidated affiliate, adjusted for cash distributions	(2)	—
Other non-cash income items	(2)	—
Asset and liability changes	10	(21)

Net cash provided by operating activities	176	144

Cash flows from investing activities
Capital expenditures	(100)	(51)
Net change in note receivable from affiliate	(298)	69
Acquisition	—	(18)
Proceeds from the sale of assets	—	8
Other	2	2

Net cash provided by (used in) investing activities	(396)	10

Cash flows from financing activities
Net change in note payable to affiliate	(12)	—
Net proceeds from issuance of debt	297	—
Contributions from partners	60	—
Distributions to partners	(127)	(151)

Net cash provided by (used in) financing activities	218	(151)

Net change in cash and cash equivalents	(2)	3
Cash and cash equivalents
Beginning of period	4	—

End of period	$2	$3

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2010 Annual Report on Form 10-K. The financial statements as of June 30, 2011, and for the quarters and six months ended June 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.
     During 2011, El Paso Pipeline Partners, L.P. (EPB) acquired the remaining 40 percent interest (25 percent in March and 15 percent in June) in us from El Paso Corporation (El Paso) and we became an indirect wholly owned subsidiary of EPB.
     Effective August 1, 2011, we converted our legal structure to a limited liability company and changed our name to Southern Natural Gas Company, L.L.C.
Significant Accounting Policies
     There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of June 30, 2011.
2. Acquisition and Divestiture
     In 2010, we purchased certain pipeline assets from Elba Express Company, L.L.C. (Elba Express), our affiliate, for $18 million and sold certain pipeline assets to Elba Express for net proceeds of $8 million. We recorded both the purchase and sale at their historical cost and accordingly, we recognized no gain or loss on these transactions.
3. Financial Instruments
     At June 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At June 30, 2011, we had an interest bearing note receivable from EPB of approximately $298 million. At December 31, 2010, this note carried a payable balance to EPB of approximately $12 million. The interest rate on this note is variable and was 2.2% and 0.8% at June 30, 2011 and December 31, 2010. While we are exposed to changes in interest income or expense based on changes to the variable interest rate, the fair value of this note approximates its carrying value due to the note being due or payable on demand and the market-based nature of the interest rate.
     In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Long-term debt	$1,210	$1,368	$910	$984

4. Debt
     In June 2011, we and our wholly owned subsidiary, Southern Natural Issuing Corporation (SNIC) issued $300 million aggregate principal amount of senior unsecured notes at 4.4 percent, due June 15, 2021. The net proceeds of $297 million from this offering will be used for growth capital expenditures and general corporate purposes. The indenture governing these notes contains restrictions and covenants, none of which are more restrictive than those of our existing debt covenants.
     SNIC as the co-issuer of the debt securities is jointly and severally liable for the obligation. SNIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of our debt securities. Accordingly, it has no ability to service obligations on our debt securities.
5. Commitments and Contingencies
Legal Proceedings
     We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of June 30, 2011, we had approximately $2 million accrued for all of our outstanding legal proceedings.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At June 30, 2011, our accrual was less than $1 million for our environmental matters.
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

Other Commitment
     During 2009, we entered into a $57 million letter of credit associated with our estimated construction cost related to the Southeast Supply Header project. As invoices are paid under the contract, we are able to reduce the value of the letter of credit. At June 30, 2011, the letter of credit has been reduced to approximately $18 million.
6. Accounts Receivable Sales Program
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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Accounts receivable sold to the third-party financial institution(1)	$138	$137	$300	$283
Cash received for accounts receivable sold under the program	88	88	184	211
Deferred purchase price related to accounts receivable sold	50	49	116	72
Cash received related to the deferred purchase price	53	52	126	109
Amount paid in conjunction with terminated programs(2)	—	—	—	30

(1)	During the quarters and six months ended June 30, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

(2)	In January 2010, we terminated our previous accounts receivable sales program and paid $30 million to acquire the related senior interests in certain receivables under that program. See our 2010 Annual Report on Form 10-K for further information.

	June 30,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$47	$56
Uncollected deferred purchase price related to accounts receivable sold(1)	16	26

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
     The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters and six months ended June 30, 2011 and 2010.
7. Investment in Unconsolidated Affiliate and Transactions with Affiliates
Investment in Unconsolidated Affiliate
     We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Tennessee Gas Pipeline Company, our affiliate. For the six months ended June 30, 2011 and 2010, we received $5 million and $7 million in cash distributions from Bear Creek.

     Summarized financial information for our proportionate share of Bear Creek is presented as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Operating results data:
Operating revenues	$5	$5	$10	$10
Operating expenses	2	2	3	3
Income from continuing operations and net income	3	3	7	7
Transactions with Affiliates
     EPB Acquisition. During 2011, EPB acquired the remaining 40 percent interest (25 percent in March and 15 percent in June) in us from El Paso and we became an indirect wholly owned subsidiary of EPB.
     Distributions and Contributions. We are required to make distributions of available cash as defined in our partnership and limited liability company agreements on a quarterly basis. During the six months ended June 30, 2011 and 2010, we paid cash distributions of approximately $127 million and $151 million to our partners. In addition, in July 2011, we paid cash distributions to our partners of approximately $61 million. During the six months ended June 30, 2011, we received cash contributions of approximately $60 million from our partners to fund our expansion projects.
     Cash Management Program. We participate in EPB’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. At June 30, 2011, we had a note receivable from EPB of approximately $298 million. We classified $80 million of this receivable as current on our balance sheet at June 30, 2011 based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. At December 31, 2010 this note carried a payable balance to EPB of approximately $12 million which was classified as current on our balance sheet. The interest rate on this note is variable and was 2.2% and 0.8% at June 30, 2011 and December 31, 2010.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Revenues	$2	$2	$4	$4
Operation and maintenance expenses	29	29	56	59
Reimbursement of operating expenses	1	1	2	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with, the information disclosed in our 2010 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
     Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. Segment EBIT is defined as net income adjusted for items such as interest and debt expense, and affiliated interest income. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the six months ended June 30, 2011 compared with the same period in 2010.
Operating Results:

	2011	2010
	(In millions,
	except for volumes)
Operating revenues	$278	$276
Operating expenses	(118)	(118)

Operating income	160	158
Earnings from unconsolidated affiliate	7	7
Other income, net	4	2

Segment EBIT	171	167
Interest and debt expense	(32)	(32)
Affiliated interest income, net	—	1

Net income	$139	$136

Throughput volumes (BBtu/d) (1)	2,453	2,535

(1)	Throughput volumes include billable transportation throughput volumes for storage injection.
Segment EBIT Analysis:

	Variance
	Operating	Operating
	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansions	$11	$(1)	$2	$12
Reservation and usage revenues	(8)	—	—	(8)
Other(1)	(1)	1	—	—

Total impact on Segment EBIT	$2	$—	$2	$4

(1)	Consists of individually insignificant items.
     Expansions. During 2011, we benefited from increased reservation revenues due to Phase I and Phase II of the South System III Expansion project being placed in service. Additionally, in June 2011, we placed Phase II of the Southeast Supply Header project in service; however, our Segment EBIT was not significantly impacted as a result of this project being placed in service.
     Reservation and Usage Revenues. We experienced a decrease of $4 million in our usage and interruptible services for the six months ended June 30, 2011 compared to the same period in 2010, due to record weather conditions in the Southeast during 2010 compared to 2011. Additionally, our reservation revenues were lower by approximately $4 million during the six months ended June 30, 2011 compared to the same period in 2010 as a result of various contract changes, primarily turned back capacity on our system.
Affiliated Interest Income, Net
     The following table shows the average advances due from EPB and El Paso, and the average short-term interest rates for the periods ended June 30:

	2011	2010
	(In millions, except for rates)
Average advance due from El Paso	$—	$117
Average advance due from EPB	95	—
Average short-term interest rate	0.8%	1.5%

Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operating activities and amounts available to us under EPB’s cash management program, while our primary uses of cash are for working capital, capital expenditures and required distributions. At June 30, 2011, we had a note receivable from EPB of approximately $298 million. We classified $80 million of this receivable as current on our balance sheet at June 30, 2011 based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 7, for a further discussion of EPB’s cash management program.
     In June 2011, we and our wholly owned subsidiary, SNIC issued $300 million aggregate principal amount of senior unsecured notes at 4.4 percent, due June 15, 2021. The net proceeds of $297 million from this offering were advanced to EPB under the cash management program and will be subsequently utilized to fund our growth capital expenditures and for general corporate purposes. See Item 1, Financial Statements, Note 4 for a further discussion of our debt issuance.
     We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under EPB’s cash management program. While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our or EPB’s ability to act opportunistically.
     Our cash capital expenditures for the six months ended June 30, 2011 and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Six Months Ended	2011
	June 30, 2011	Remaining	Total
		(In millions)
Expansion	$74	$57	$131
Maintenance	26	30	56

	$100	$87	$187

Commitments and Contingencies
     For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 5 which is incorporated herein by reference and our 2010 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Part I, Item 1, Financial Statements, Note 5 which is incorporated herein by reference.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Southern Natural Gas Company, L.L.C. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN NATURAL GAS COMPANY, L.L.C.
Date: August 5, 2011	/s/ Norman G. Holmes
Norman G. Holmes
President (Principal Executive Officer)

Date: August 5, 2011	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SOUTHERN NATURAL GAS COMPANY, L.L.C.
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
*3.A	Sixth Amendment to General Partnership Agreement of Southern Natural Gas Company.

*3.B	First Amended and Restated Limited Liability Company Agreement of Southern Natural Gas Company, L.L.C.

4.A	Seventh Supplemental Indenture dated as of June 7, 2011, among the Issuers and Wilmington Trust Company, as trustee (including the form of 4.40% Note due 2021) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 9, 2011).

4.B	Registration Rights Agreement, dated as of June 7, 2011, among the Issuers and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 9, 2011).

10.A	Purchase Agreement, dated as of June 2, 2011, among the Issuers, EPP SNG GP Holdings L.L.C., El Paso SNG Holding Company, L.L.C. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 9, 2011).

*12	Ratio of Earnings to Fixed Charges.

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Labels Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.