Form 10-Q
period 2011-09-30
SOUTHERN NATURAL GAS COMPANY, L.L.C.
filed 2011-11-07
CIK 92232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     SOUTHERN NATURAL GAS COMPANY, L.L.C. MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN NATURAL GAS COMPANY, L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues	$139	$134	$417	$410

Operating expenses
Operation and maintenance	44	41	116	116
Depreciation and amortization	15	15	46	44
Taxes, other than income taxes	8	7	23	21

	67	63	185	181

Operating income	72	71	232	229
Earnings from unconsolidated affiliate	4	4	11	11
Other income, net	1	1	5	3
Interest and debt expense	(20)	(16)	(52)	(48)
Affiliated interest income, net	2	—	2	1

Net income	$59	$60	$198	$196

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$5	$4
Accounts and note receivable
Customer, net of allowance	5	3
Affiliates	57	—
Other	20	26
Materials and supplies	16	16
Assets held for sale	50	—
Regulatory assets	13	14
Other	2	—

Total current assets	168	63

Property, plant and equipment, at cost	3,640	3,885
Less accumulated depreciation and amortization	1,135	1,390

Total property, plant and equipment, net	2,505	2,495

Other long-term assets
Investment in unconsolidated affiliate	58	56
Note receivable from affiliate	205	—
Regulatory assets	70	34
Other	39	39

	372	129

Total assets	$3,045	$2,687

LIABILITIES AND MEMBER’S EQUITY/PARTNERS’ CAPITAL
Current liabilities
Accounts and note payable
Trade	$23	$25
Affiliates	14	28
Other	20	31
Taxes payable	21	13
Accrued interest	22	18
Contractual deposits	9	6
Other	2	1

Total current liabilities	111	122

Long-term debt	1,210	910

Other long-term liabilities	31	31

Commitments and contingencies (Note 5)
Member’s equity/partners’ capital	1,693	1,624

Total liabilities and member’s equity/partners’ capital	$3,045	$2,687

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$198	$196
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	46	44
Earnings from unconsolidated affiliate, adjusted for cash distributions	(2)	22
Other non-cash income items	(1)	—
Asset and liability changes	14	(21)

Net cash provided by operating activities	255	241

Cash flows from investing activities
Capital expenditures	(150)	(120)
Net change in note receivable from affiliate	(262)	100
Acquisition	—	(18)
Proceeds from the sale of assets	—	8
Other	2	—

Net cash used in investing activities	(410)	(30)

Cash flows from financing activities
Net change in note payable to affiliate	(12)	—
Net proceeds from issuance of debt	297	—
Contributions from partners	60	—
Distributions to member/partners	(189)	(205)

Net cash provided by (used in) financing activities	156	(205)

Net change in cash and cash equivalents	1	6
Cash and cash equivalents
Beginning of period	4	—

End of period	$5	$6

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
   Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2010 Annual Report on Form 10-K. The financial statements as of September 30, 2011, and for the quarters and nine months ended September 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.
     During 2011, El Paso Pipeline Partners, L.P. (EPB) acquired the remaining 40 percent interest (25 percent in March and 15 percent in June) in us from El Paso Corporation (El Paso) and we became an indirect wholly owned subsidiary of EPB. EPB is controlled by its general partner, El Paso Pipeline GP Company, L.L.C., a wholly-owned subsidiary of El Paso.
     Effective August 1, 2011, we converted our legal structure to a limited liability company and changed our name to Southern Natural Gas Company, L.L.C.
     On October 16, 2011, El Paso announced a definitive agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that values El Paso at approximately $38 billion including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to approvals of El Paso shareholders, the Federal Trade Commission (FTC) and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction.
   Significant Accounting Policies
     There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of September 30, 2011.
2. Acquisition and Divestiture
   Acquisition and Divestiture
     In 2010, we purchased certain pipeline assets from Elba Express Company, L.L.C. (Elba Express), our affiliate, for $18 million and sold certain pipeline assets to Elba Express for net proceeds of $8 million. We recorded both the purchase and sale at their historical cost and accordingly, we recognized no gain or loss on these transactions.
   Assets Held for Sale
     In September 2011, we entered into an agreement to sell certain offshore and onshore assets (including pipeline, platforms and other related assets located in the Gulf of Mexico and Louisiana) for approximately $50 million. At September 30, 2011, we classified these assets as held for sale at fair value which approximates the sales price. The fair value is based on observable market data which is a Level 2 measurement. We deferred the estimated loss of approximately $35 million as a regulatory asset. The sale is contingent upon receiving an acceptable FERC approval of the abandonment application including the ability to recover the regulatory asset in our future rates, which we believe is probable.

3. Financial Instruments
     At September 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At September 30, 2011, we had an interest bearing note receivable from EPB of approximately $262 million. At December 31, 2010, this note carried a payable balance to EPB of approximately $12 million. The interest rate on this note is variable and was 2.2% and 0.8% at September 30, 2011 and December 31, 2010. While we are exposed to changes in interest income or expense based on changes to the variable interest rate, the fair value of this note approximates its carrying value due to the note being due or payable on demand and the market-based nature of the interest rate.
     In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Long-term debt	$1,210	$1,373	$910	$984
4. Debt
     In June 2011, we and our wholly owned finance subsidiary, Southern Natural Issuing Corporation (SNIC), issued $300 million aggregate principal amount of senior unsecured notes at 4.4 percent, due June 15, 2021. The net proceeds of $297 million from this offering were advanced to EPB under its cash management program and will be subsequently utilized to fund our growth capital expenditures and for general corporate purposes. The indenture governing these notes contains restrictions and covenants, none of which are more restrictive than those of our existing debt covenants.
     SNIC as the co-issuer of the debt securities is jointly and severally liable for the obligation. SNIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of our debt securities. Accordingly, it has no ability to service obligations on our debt securities.
5. Commitments and Contingencies
   Legal Proceedings
     We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of September 30, 2011, we had approximately $2 million accrued for all of our outstanding legal proceedings.
   Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At September 30, 2011, our accrual was less than $1 million for our environmental matters.
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
     We expect to make capital expenditures for environmental matters of approximately $3 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
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
   Other Commitment
     During 2009, we entered into a $57 million letter of credit associated with our estimated construction cost related to the Southeast Supply Header project. As invoices are paid under the contract, we are able to reduce the value of the letter of credit. At September 30, 2011, the letter of credit has been reduced to approximately $18 million.
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
     In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price). Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables. The tables below contain information related to our accounts receivable sales program.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Accounts receivable sold to the third-party financial institution(1)	$143	$144	$443	$427
Cash received for accounts receivable sold under the program	86	91	270	302
Deferred purchase price related to accounts receivable sold	57	53	173	125
Cash received related to the deferred purchase price	53	51	179	160
Amount paid in conjunction with terminated program(2)	—	—	—	30

(1)	During the quarters and nine months ended September 30, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

(2)	In January 2010, we terminated our previous accounts receivable sales program and paid $30 million to acquire the related senior interests in certain receivables under that program. See our 2010 Annual Report on Form 10-K for further information.

	September 30,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$47	$56
Uncollected deferred purchase price related to accounts receivable sold(1)	20	26

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
     The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters and nine months ended September 30, 2011 and 2010.
7. Investment in Unconsolidated Affiliate and Transactions with Affiliates
   Investment in Unconsolidated Affiliate
     We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Tennessee Gas Pipeline Company, L.L.C., our affiliate. For the nine months ended September 30, 2011 and 2010, we received $9 million and $10 million in cash distributions from Bear Creek. Also, during the third quarter of 2010, Bear Creek utilized its note receivable balance under the cash management program with El Paso to pay a cash distribution to its partners, including $23 million to us.
     Summarized financial information for our proportionate share of Bear Creek is presented as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Operating results data:
Operating revenues	$5	$5	$15	$15
Operating expenses	1	1	4	4
Income from continuing operations and net income	4	4	11	11
   Transactions with Affiliates
     EPB Acquisition. During 2011, EPB acquired the remaining 40 percent interest (25 percent in March and 15 percent in June) in us from El Paso and we became an indirect wholly owned subsidiary of EPB.
     Distributions and Contributions. We are required to make distributions to our owners as defined in our partnership and limited liability company agreements on a quarterly basis. During the nine months ended September 30, 2011 and 2010, we paid cash distributions of approximately $189 million and $205 million to our member/partners. In addition, in October 2011, we paid a cash distribution to our member of approximately $62 million. During the nine months ended September 30, 2011, we received cash contributions of approximately $60 million from our partners to fund our expansion projects.
     Cash Management Program. We participate in EPB’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. At September 30, 2011, we had a note receivable from EPB of approximately $262 million. We classified $57 million of this receivable as current on our balance sheet at September 30, 2011 based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. At December 31, 2010 this note carried a payable balance to EPB of approximately $12 million which was classified as current on our balance sheet. The interest rate on this note is variable and was 2.2% and 0.8% at September 30, 2011 and December 31, 2010.

     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Revenues	$2	$2	$6	$6
Operation and maintenance expenses	30	28	86	87
Reimbursement of operating expenses	1	1	3	3

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
     On October 16, 2011, El Paso announced a definitive agreement with KMI whereby KMI will acquire El Paso in a transaction that values El Paso at approximately $38 billion including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso shareholders, the FTC and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction.
Results of Operations
     Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. Segment EBIT is defined as net income adjusted for items such as interest and debt expense, and affiliated interest income. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the nine months ended September 30, 2011 compared with the same period in 2010.
Operating Results:

	2011	2010
	(In millions,
	except for volumes)
Operating revenues	$417	$410
Operating expenses	(185)	(181)

Operating income	232	229
Earnings from unconsolidated affiliate	11	11
Other income, net	5	3

Segment EBIT	248	243
Interest and debt expense	(52)	(48)
Affiliated interest income, net	2	1

Net income	$198	$196

Throughput volumes (BBtu/d) (1)	2,442	2,492

(1)	Throughput volumes include billable transportation throughput volumes for storage injection.
Segment EBIT Analysis:

	Variance
	Operating	Operating
	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansions	$21	$(1)	$(1)	$19
Reservation and usage revenues	(11)	—	—	(11)
Other(1)	(3)	(3)	3	(3)

Total impact on Segment EBIT	$7	$(4)	$2	$5

(1)	Consists of individually insignificant items.
     Expansions. During 2011, we benefited from increased reservation revenues due to Phases I and II of the South System III Expansion project being placed in service.

     Reservation and Usage Revenues. Our reservation revenues were lower by approximately $7 million during the nine months ended September 30, 2011 compared to the same period in 2010 as a result of various contract changes, primarily turned back capacity on our system due to expiring contracts. Additionally, we experienced a decrease of $4 million in our usage and interruptible services for the nine months ended September 30, 2011 compared to the same period in 2010, due to unfavorable market conditions.
Interest and Debt Expense
     Interest and debt expense for the nine months ended September 30, 2011, was $4 million higher than the same period in 2010 primarily due to the issuance of $300 million senior unsecured notes at 4.4 percent in June 2011.
Affiliated Interest Income, Net
     The following table shows the average advances due from EPB and El Paso, and the average short-term interest rates for the periods ended September 30:

	2011	2010
	(In millions, except for rates)
Average advance due from El Paso	$—	$106
Average advance due from EPB	198	—
Average short-term interest rate	1.3%	1.5%
Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operating activities and amounts available to us under EPB’s cash management program, while our primary uses of cash are for working capital, capital expenditures and required distributions. At September 30, 2011, we had a note receivable from EPB of approximately $262 million of which $57 million was classified as current on our balance sheet based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 7, for a further discussion of EPB’s cash management program.
     In June 2011, we and our wholly owned finance subsidiary, SNIC, issued $300 million aggregate principal amount of senior unsecured notes at 4.4 percent, due June 15, 2021. The net proceeds of $297 million from this offering were advanced to EPB under the cash management program and will be subsequently utilized to fund our growth capital expenditures and for general corporate purposes. See Item 1, Financial Statements, Note 4 for a further discussion of our debt issuance.
     Our cash capital expenditures for the nine months ended September 30, 2011 and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Nine Months Ended	2011
	September 30, 2011	Remaining	Total
	(In millions)
Expansion	$111	$18	$129
Maintenance	39	19	58

	$150	$37	$187

     We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities and amounts available to us under EPB’s cash management program. While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our or EPB’s ability to act opportunistically. Our future plans could also be impacted by the completion of El Paso’s announced acquisition by KMI.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) were effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SOUTHERN NATURAL GAS COMPANY, L.L.C.
Date: November 4, 2011	/s/ Norman G. Holmes
Norman G. Holmes
President (Principal Executive Officer)

Date: November 4, 2011	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SOUTHERN NATURAL GAS COMPANY, L.L.C.
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report.

Exhibit
Number	Description
31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.