Form 10-K
period 2011-12-31
SOUTHERN NATURAL GAS COMPANY, L.L.C.
filed 2012-02-27
CIK 92232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting equity held by non-affiliates of the registrant: None

SOUTHERN NATURAL GAS COMPANY, L.L.C. MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

Documents Incorporated by Reference: None

SOUTHERN NATURAL GAS COMPANY, L.L.C.

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Below is a list of terms that are common to our industry and used throughout this document:

/d	=	per day	Bcfe	=	billion cubic feet of natural gas equivalents
BBtu	=	billion British thermal units	LNG	=	liquefied natural gas
Bcf	=	billion cubic feet	MMcf	=	million cubic feet

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us,” “we,” “our,” “ours,” or “SNG”, we are describing Southern Natural Gas Company, L.L.C. and/or our subsidiaries.

i

PART I

ITEM 1. BUSINESS

Overview and Strategy

We are a Delaware limited liability company, originally formed in 1935 as a corporation. Effective August 1, 2011, we converted our legal structure from a general partnership to a limited liability company and changed our name to Southern Natural Gas Company, L.L.C. We are wholly owned by El Paso Pipeline Partners Operating Company, L.L.C., a wholly owned subsidiary of El Paso Pipeline Partners, L.P. (EPB), a master limited partnership of El Paso Corporation (El Paso). We conduct our business activities through our natural gas pipeline system and storage facilities as discussed below.

On October 16, 2011, El Paso announced a definitive agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to approvals of El Paso shareholders, the Federal Trade Commission (FTC) and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction.

Our pipeline system and storage facilities operate under a tariff approved by the Federal Energy Regulatory Commission (FERC) that establish rates, cost recovery mechanisms and other terms and conditions of services to our customers. The fees or rates established under our tariff are a function of our costs of providing services to our customers, including a reasonable return on our invested capital.

Our strategy is to enhance the value of our transportation and storage business by:

•	focusing on customer service;

•	successfully executing on time and on budget for our committed expansion projects;

•	developing growth projects in our market and supply areas;

•	maintaining the safety of our pipeline system and other assets;

•	optimizing our contract portfolio; and

•	focusing on increasing utilization, efficiency and cost control in our operations.

Pipeline System. Our pipeline system consists of approximately 7,600 miles of pipeline with a design capacity of 3,896 MMcf/d. During 2011, 2010 and 2009, average throughput was 2,463 BBtu/d, 2,505 BBtu/d and 2,322 BBtu/d. This system extends from supply basins in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to market areas in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee, including the metropolitan areas of Atlanta and Birmingham. We own pipeline facilities servicing the southeastern markets in Alabama, Georgia and South Carolina. Our system is also connected to the Elba Island LNG terminal near Savannah, Georgia. This terminal is operated by us and owned by Southern LNG Company, L.L.C., an affiliate of EPB, and has a peak send-out capacity of approximately 1.8 Bcf/d and a storage capacity of 11.5 Bcfe.

Storage Facilities. We own and operate 100 percent of the Muldon storage facility in Monroe County, Mississippi. We also own a 50 percent interest in and operate Bear Creek Storage Company, L.L.C. (Bear Creek) in Bienville Parish, Louisiana. Bear Creek is a joint venture equally owned by us and our affiliate, Tennessee Gas Pipeline Company, L.L.C. (TGP). Our interest in Bear Creek and the Muldon storage facilities have a combined working natural gas storage capacity of approximately 60 Bcf and peak withdrawal capacity of 1.2 Bcf/d. We provide storage services to our customers utilizing the Bear Creek and the Muldon storage facilities at our FERC tariff rate. The working storage capacity at the Bear Creek facility is committed equally to TGP and us.

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

The natural gas industry has experienced a major shift from conventional supply sources to unconventional sources, such as shales. In addition, the increase in oil prices has led to increased production of natural gas found in association with the production of oil. This shift has impacted supply patterns, gas flows and rates that can be charged on pipeline systems. The impact will vary among pipelines according to the location and the number of competitors attached to these new supply sources. Our pipeline is directly connected to the Haynesville Shale formation in northern Louisiana. Our pipeline is also indirectly connected, through new interconnecting pipelines, to the Barnett Shale, Bossier Sands, Woodford Shale and Fayetteville Shale. Gas from these sources will increasingly displace receipts over time and could impact the flows on our system and our shipper contracts.

Imports of LNG to the U.S. have been declining over the last several years in response to increased U.S. shale gas production which has resulted in a decline in U.S. natural gas prices relative to gas prices in Europe and Asia. The projected gas price disparity between U.S. and European/Asian markets suggests that North America could change from a net importer of LNG to a net exporter of LNG before the end of this decade. These factors have led to increased demand for domestic U.S. supplies and related transportation services over the last several years, a trend which is likely to continue.

Electric power generation has been the source of most of the demand growth for natural gas over the last 10 years, and this trend is expected to continue. The growth of natural gas in this sector is influenced by competition with coal and economic growth. Short-term market shifts have been driven by relative electric generation costs of coal-fired plants versus gas-fired plants. A long-term market shift in the use of coal in power generation could be driven by environmental regulations. The future demand for natural gas could be increased by regulations limiting or discouraging coal use. However, natural gas demand could potentially be adversely affected by laws mandating or encouraging renewable power sources. Industrial demand has also grown recently with the economic recovery and low natural gas price environment, and this sector offers an opportunity for continued growth. In addition, a potential new and significant demand market for North American natural gas production is for LNG exports to Europe and Asia. Several Gulf Coast projects have received approval from the U.S. Department of Energy to export LNG to global markets beginning in the second half of this decade.

We face competition in a number of our key markets and we compete with other interstate and intrastate pipelines for deliveries to multiple-connection customers who can take deliveries at alternative points. Natural gas delivered on our system competes with alternative energy sources used to generate electricity such as hydroelectric power, coal, fuel oil and nuclear. Our four largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines and we compete with several pipelines for the transportation business of our other customers. We also compete with pipelines and gathering systems for connection to new supply sources. Our most direct competitor is Transcontinental Gas Pipe Line Company, L.L.C., which owns an approximately 10,000 mile pipeline extending from Texas to New York. It has firm transportation contracts with some of our largest customers, including subsidiaries of AGL Resources Inc., Alabama Gas Corporation, SCANA Corporation, and Southern Company.

For a further discussion of factors impacting our markets and competition, see Item 1A. Risk Factors.

Customers and Contracts

We provide natural gas services to a variety of customers, including natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. Our existing transportation and storage contracts expire at various times and in varying amounts of throughput capacity. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Although we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariff we frequently enter into firm transportation contracts at amounts that are less than these maximum allowable rates to remain competitive.

The following table details our customer and contract information related to our pipeline system as of December 31, 2011. Firm customers reserve capacity on our pipeline system and storage facilities and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Interruptible customers are customers without reserved capacity that pay usage charges based on the volume of natural gas they transport, store, inject or withdraw.

Customer Information	Contract Information
Approximately 230 firm and interruptible customers.	Approximately 190 firm transportation contracts. Weighted average remaining contract term of approximately six years.
Major Customers: AGL Resources Inc. and subsidiaries (995 BBtu/d)	Expire in 2013-2015.
(84 BBtu/d)	Expires in 2024.

Southern Company and subsidiaries
(31 BBtu/d)	Expire in 2013-2014.
(390 BBtu/d)	Expire in 2017-2018.
(375 BBtu/d)	Expires in 2032.

Alabama Gas Corporation
(352 BBtu/d)	Expire in 2013-2014.

SCANA Corporation and subsidiaries
(315 BBtu/d)	Expire in 2013-2019.

Regulatory Environment

Our interstate natural gas transmission system and storage operations are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We operate under a tariff approved by the FERC that establishes rates, cost recovery mechanisms and other terms and conditions of services to our customers. The rates established under our tariff are a function of our costs of providing services to our customers, including a reasonable return on our invested capital. Generally, the FERC’s authority also extends to:

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

Our interstate pipeline system is also subject to federal, state and local safety and environmental statutes and regulations of the U.S. Department of Transportation and the U.S. Department of the Interior. We have ongoing inspection programs designed to keep our facilities in compliance with pipeline safety and environmental requirements. For a further discussion of the potential impact of regulatory matters on us, see Item 1A. Risk Factors.

Environmental

A description of our environmental remediation activities is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.

Employees

We do not have employees. We are managed and operated by officers of El Paso and its affiliates. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf.

ITEM 1A.	RISK FACTORS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions or beliefs that we believe to be reasonable; however, assumed facts almost always vary from the actual results and such variances can be material. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur. The words “believe,” “expect,” “estimate,” “anticipate,” and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these and other cautionary statements. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date provided. With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission (SEC) from time to time and the following important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. If any of the following risks were actually to occur, our business, results of operations, financial condition and growth could be materially adversely affected.

Risks Related to Our Business

The success of our business depends on many factors beyond our control.

The results of our business are impacted in the long term by the volumes of natural gas we transport or store and the prices we are able to charge for these services. The volumes we transport and store depend on the actions of third parties that are based on factors beyond our control. Such factors include events that negatively impact our customers’ demand for natural gas and could expose our pipeline to the risk that we will not be able to renew contracts at expiration or that we will be required to discount our rates significantly upon renewal. We are also highly dependent on our customers and downstream pipelines to attach new and increased loads on their systems in order to grow our business. Further, state agencies that regulate our local distribution company customers could impose requirements that could impact demand for our services.

The volume of natural gas that we transport and store also depends on the availability of natural gas supplies that are accessible to our pipeline system, including the need for producers to continue to develop additional gas supplies to offset the natural decline from existing wells connected to our system. This requires the development of additional natural gas reserves, obtaining additional supplies from interconnecting pipelines, and the development of LNG facilities on or near our system. There have been major shifts in supply basins over the last few years, especially with regard to the development of new natural gas shale plays and declining production from conventional sources of supplies. A prolonged decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission and storage through our system.

Furthermore, our ability to deliver natural gas to our shippers is dependent upon their ability to purchase and deliver natural gas at various receipt points into our system. On occasion, particularly during extreme weather conditions, the natural gas delivered by our shippers at the receipt points into our system is less than the natural gas that they take at delivery points from our system. This can cause operational problems and can negatively impact our ability to meet our shippers’ demand.

With the recent rapid growth of shale production in the U.S. and the subsequent drop in natural gas prices, the need and incentive to import LNG to U.S. regasification terminals have greatly diminished. Actual U.S. LNG imports are now at their lowest levels in several years. If shale gas production continues to grow as expected, imports of LNG to the U.S. will remain at minimal levels.

The agencies that regulate us and our customers could affect our profitability.

Our business is extensively regulated by the FERC, the U.S. Department of Transportation, the U.S. Department of the Interior, the U.S. Department of Homeland Security and various state and local regulatory agencies who have the ability to issue regulations or enforcement orders that may adversely affect our profitability. The FERC regulates most aspects of our business, including the terms and conditions of services offered, our relationships with affiliates, construction and abandonment of facilities and the rates charged by our pipeline (including establishing authorized rates of return). We periodically file to adjust the rates charged to our customers. There is a risk that after a prescribed regulatory process the FERC may establish rates that are not acceptable to us and have a negative impact on us. In addition, our profitability is influenced by fluctuations in costs and our ability to recover any increases in our costs in the rates charged to our shippers. Our operating results can be negatively impacted to the extent that such costs increase in an amount greater than what we are permitted to recover in our rates or to the extent that there is a lag before we can file and obtain rate increases.

Our existing rates may also be challenged by complaint. The FERC commenced several proceedings against pipeline systems and storage facilities to reduce the rates they were charging their customers. There is a risk that the FERC or our customers could file similar complaints on us and that a successful complaint against our rates could have an adverse impact on us. For example, the FERC recently initiated an investigation concerning the rates of our affiliate, Bear Creek, and a successful complaint against its rates could have an adverse impact on us.

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

Our revenues are generated under transportation and storage contracts which expire periodically and must be renegotiated, extended or replaced. If we are unable to extend or replace these contracts when they expire or are terminated or if we are unable to renegotiate contract terms as favorable as the existing contracts, we could suffer a material reduction in our revenues, earnings and cash flows. For example, basis differentials between receipt and delivery points on our pipeline system could remain low over time and thereby negatively impact our ability to renew contracts at rates that were previously in place. In addition, basis differentials often remain low during periods in which the price for natural gas is low, such as we are currently experiencing. Our ability to extend and replace contracts could be adversely affected by factors we cannot control, as discussed above. In addition, changes in state regulation of local distribution companies may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire.

We may not succeed in an expansion of our pipeline system.

Our ability to engage in expansion projects will be subject to, among other things, approval of our member and numerous business, economic, regulatory, competitive and political uncertainties beyond our control. Therefore, we cannot assure you that any additional expansion projects will be undertaken or, if undertaken, will be successful.

The success of expansion projects may depend on, among others, the following factors:

•	other existing pipelines may provide transportation services to the area to which we are expanding;

•	other entities, upon obtaining the proper regulatory approvals, may construct new competing pipelines or increase the capacity of existing competing pipelines;

•	a competitor’s new or upgraded pipeline could offer transportation services that are more desirable to shippers because of costs, location, facilities or other factors;

•	shippers may be unwilling to sign long-term firm transportation contracts for service which would make use of a planned expansion;

•	we may be unable to obtain the requisite environmental and regulatory permits and approvals; and

•	the FERC may not grant us the required certificates for our expansion projects.

We may also require additional capital to fund any expansion project. If we fail to generate sufficient funds in the future, we may have to delay or abandon potential expansion projects which could require us to write off significant development costs. Moreover, if we are unable to obtain long term firm transportation contracts for volumes that would enable us to cover the costs of any such expansion and provide us with an acceptable rate of return, we may not proceed with such expansion. Also, a potential expansion may cost more than planned to complete and such excess cost may not be recoverable. Our inability to recover any such costs or expenditures could materially adversely affect our business, financial condition, cash flows and results of operations.

We depend on certain key customers for a significant portion of our revenues and the loss of any of these key customers could result in a decline in our revenues.

We rely on a limited number of customers for a significant portion of our revenues. For the year ended December 31, 2011, subsidiaries of AGL Resources Inc., Southern Company and SCANA Corporation represented approximately 29 percent, 13 percent, and 10 percent, respectively of our operating revenues. The creditworthiness of our customers may be adversely impacted by negative effects in the economy, including low natural gas prices which can reduce liquidity and cash flows for some of our customers that produce natural gas. The loss of any material portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, or replacements of contracts or otherwise, could have a material adverse effect on us. For additional information on our revenues from these customers, see Part II, Item 8. Financial Statements and Supplementary Data, Note 9.

The costs to maintain, repair and replace our pipeline system may exceed our expected levels.

Much of our pipeline infrastructure was originally constructed many years ago. The age of these assets may result in them being more costly to maintain and repair. We may also be required to replace certain facilities over time. In addition, our pipeline assets may be subject to the risk of failures or other incidents due to factors outside of our control (including due to third party excavation near our pipeline, unexpected degradation of our pipeline, erosion of soil, as well as design, construction or manufacturing defects) that could result in personal injury or property damages. Much of our pipeline system is located in populated areas which increases the level of such risks. Such incidents could also result in unscheduled outages or periods of reduced operating flows which could result in a loss of our ability to serve our customers and a loss of revenues. Although we are targeted to complete our pipeline integrity program which includes the development and use of in-line inspection tools in high consequence areas by its required completion date at the end of 2012, we will continue to incur substantial expenditures beyond 2012 relating to the integrity and safety of our pipeline. In addition, as indicated above there is a risk that new regulations or other regulatory actions associated with pipeline safety and integrity issues will be adopted that could require us to incur additional material expenditures in the future. We are also subject to inherent risks associated with our storage operation, including potential risk of gas losses and field degradation.

We do not own all of the land on which our pipeline and other related facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipeline and other related facilities are located. We are subject to the risk that we do not have valid rights-of-way, that such rights-of-way may lapse or terminate, our facilities may not be properly located within the boundaries of such rights-of-way or the landowners otherwise interfere with our operations. Any loss of or interference with these rights could have a material adverse effect on us.

There are accounting principles that are unique to regulated interstate pipeline assets that could materially impact our recorded earnings.

Accounting policies for FERC regulated pipelines are in certain instances different from U.S. generally accepted accounting principles (GAAP) for nonregulated entities. For example, we are permitted to record certain regulatory assets on our balance sheet that would not typically be recorded under GAAP for nonregulated entities. In determining whether to account for regulatory assets on our pipeline, we consider various factors including regulatory changes and the impact of competition to determine the probability of recovery of these assets. Currently, we have regulatory assets recorded on our balance sheet. If we determine that future recovery is no longer probable, then we could be required to write off the regulatory assets in the future. In addition, we capitalize a carrying cost on equity funds related to our construction of long-lived assets. Equity amounts capitalized are included as other income on our income statement. To the extent that one of our expansion projects is not fully subscribed when it goes into service, we may experience a reduction in our earnings once the project is placed into service. We periodically evaluate the applicability of accounting standards related to regulated operations, and consider factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, we may have to evaluate our assets for impairment and write-off the associated regulatory assets, which could impact our future earnings.

The supply and demand for natural gas could be adversely affected by many factors outside of our control which could negatively affect us.

Our success depends on the supply and demand for natural gas. The degree to which our business is impacted by changes in supply or demand varies. For example, we are not significantly impacted in the short-term by reductions in the supply or demand for natural gas since we recover most of our revenues from reservation charges under longer-term contracts that are not dependent on the supply and demand of natural gas in the short-term. However, our business can be negatively impacted by sustained downturns in supply and demand for natural gas. One of the major factors that will impact natural gas demand will be the potential growth of natural gas in the power generation market, particularly driven by the speed and level of which coal-fired power generation is replaced with natural gas-fired power generation. One of the major factors that has been impacting natural gas supplies has been the significant growth in unconventional sources, such as from shale plays. In addition, the supply and demand for natural gas for our business will depend on many other factors outside of our control, which include, among others:

•	adverse changes in global economic conditions, including changes that negatively impact general demand for power generation and industrial loads for natural gas;

•	adverse changes in geopolitical factors and unexpected wars, terrorist activities and others acts of aggression;

•	adverse changes in domestic regulations that could impact the supply or demand for natural gas,

•	technological advancements that may drive further increases in production from natural gas shales;

•	competition from imported LNG, alternate fuels and renewable energy sources;

•	increased prices of natural gas that could negatively impact demand;

•	increased costs to transport natural gas;

•	adoption of various energy efficiency and conservation measures; and

•	perceptions of customers on the availability and price volatility of natural gas prices over the longer-term.

The price for natural gas could be adversely affected by many factors outside of our control which could negatively affect us.

Natural gas prices historically have been volatile and are likely to continue to be volatile in the future, especially given current global geopolitical and economic conditions. There is a risk that commodity prices, which are at relatively low levels at this time, could remain depressed for sustained periods. The degree to which our business is impacted by lower commodity prices varies. For example, we are not significantly impacted in the short-term by changes in natural gas prices. However, we can be negatively impacted in the long-term by sustained depression in commodity prices for natural gas, including reductions in differentials between receipt and delivery points on our system and in our ability to renew transportation contracts on favorable terms, as well as to construct new pipeline infrastructure. The price for natural gas is subject to a variety of additional factors that are outside of our control, which include, among others:

•	changes in regional and domestic supply and demand;

•

changes in basis differentials among different supply basins that can negatively impact our ability to compete with supplies from other basins, including our ability to maintain transportation revenues and renew transportation contracts in supply basins that are not as competitive as other alternatives;

•	changes in the costs of transporting natural gas;

•	increased federal and state taxes, if any, on the transportation of natural gas;

•	the price and availability of supplies of alternative energy sources; and

•	the amount of capacity available to transport natural gas.

Our business is subject to competition from third parties which could negatively affect us.

The natural gas business is highly competitive. We compete with other interstate and intrastate pipeline companies and storage companies for the transportation and storage of natural gas, as well as with suppliers of alternative energy sources used to generate electricity, such as coal and fuel oil. We frequently have one or more competitors in the supply basins and markets that we are connected to. There have also been various proposals over time to construct new pipelines into our market area.

Our operations are subject to operational hazards and uninsured risks which could negatively affect us.

Our operations are subject to a number of inherent operational hazards and uninsured risks such as:

•

Adverse weather conditions, natural disasters, and/or other climate related matters – including extreme cold or heat, lightning and flooding, fires, hurricanes, tornadoes and other natural disasters. Although the potential effects of climate change on our operations (such as hurricanes, flooding, etc.) are uncertain at this time, changes in climate patterns as a result of global emissions of greenhouse gas (GHG) could also have a negative impact upon our operations in the future, particularly with regard to any of our facilities that are located in or near the Gulf of Mexico and other coastal regions.

•

Acts of aggression on critical energy infrastructure – including terrorist activity or “cyber security” events. We are subject to the ongoing risk that one of these incidents may occur which could significantly impact our business operations and/or financial results. Should one of these events occur in the future, it could impact our ability to operate or control our pipeline assets, our operations could be disrupted, property could be damaged and/or customer information could be stolen resulting in substantial loss of revenues, increased costs to respond or other financial loss, damage to reputation, increased regulation and litigation and/or inaccurate information reported from our operations to our financial applications, to our customers and to regulatory entities.

•

Other hazards – including the collision of third party equipment with our infrastructure (such as damage caused to our underground pipelines by third party excavation); explosions, pipeline failures, mechanical and process safety failures, events causing our facilities to operate below expected levels of capacity or efficiency; uncontrollable flows of natural gas, release of pollution or contaminants into the environment (including discharges of toxic gases or substances) and other environmental hazards.

Each of these risks could result in (a) damage or destruction of our facilities, (b) damages and injuries to persons and property or (c) business interruptions while damaged energy and/or technology infrastructure is repaired or replaced, each of which could cause us to suffer substantial losses. While we maintain insurance against some of these risks in amounts that we believe are reasonable, our insurance coverages have material deductibles, self-insurance levels, limits on our maximum recovery and do not cover all risks. For example, from time to time we may not carry, or may be unable to obtain on terms that we find acceptable, insurance coverage for certain exposures including, but not limited to, certain environmental exposures (including potential environmental fines and penalties), business interruption and named windstorm/hurricane exposures. The premiums and deductibles we pay for certain insurance policies are also subject to the risk of substantial increases over time that could negatively impact our financial results. In addition, we may not be able to renew existing insurance policies or procure desirable insurance on commercially reasonable terms. There is also a risk that our insurers may default on their coverage obligations or that amounts for which we are insured, or that the proceeds of such insurance will not compensate us fully for our losses. As a result, we could be adversely affected if a significant event occurs that is not fully covered by insurance.

We are subject to a complex set of laws and regulations that regulate the energy industry for which we have to incur substantial compliance and remediation costs.

Our operations are subject to a complex set of federal, state and local laws and regulations that tend to change from time to time and generally are becoming increasingly more stringent. In addition to the laws and regulations affecting our business, there are various laws and regulations that regulate various market practices in the industry, including antitrust laws and laws that prohibit fraud and manipulation in the markets in which we operate. The authority of the FTC and the FERC to impose penalties for violations of laws or regulations has generally increased over the last few years. In addition, our business is subject to laws and regulations that govern environmental, health and safety matters. These regulations include compliance obligations for air emissions, water quality, wastewater discharge and solid and hazardous waste disposal, as well as regulations designed for the protection of human health and safety and threatened or endangered species. Compliance obligations can result in significant costs to install and maintain pollution controls, and to maintain measures to address personal and process safety and protection of the environment and animal habitat near our operations. We are often obligated to obtain permits or approvals in our operations from various federal, state and local authorities, which permits and approvals (including renewals thereof) can be denied or delayed. In addition, we are exposed to fines and penalties to the extent that we fail to comply with the applicable laws and regulations, as well as the potential for limitations to be imposed on our operations. These regulations often impose remediation obligations associated with the investigation or clean-up of contaminated properties, as well as damage claims arising out of the contamination of properties or impact on natural resources. Finally, many of our assets are located and operate on federal, state, or local lands and are typically regulated by one or more federal, state or local agencies. For example, we operate assets that are located on federal lands both onshore and offshore, which are regulated by the U.S. Department of the Interior, particularly by the Bureau of Land Management and the Bureau of Ocean Energy Management, Regulation and Enforcement.

The laws and regulations (and the interpretations thereof) that are applicable to our business could materially change in the future and increase the cost of our operations or otherwise negatively impact us.

The regulatory framework affecting our business is frequently subject to change, with the risk that either new laws and regulations may be enacted or existing laws and regulations may be amended. Such new or amended laws and regulations can materially affect our operations and our financial results. In this regard, there have been proposals to adopt or amend federal, state, and local laws and regulations that could negatively impact our business, which includes among others:

•

Climate Change and other Emissions. The Environmental Protection Agency (EPA) and several state environmental agencies have adopted regulations to regulate GHG emissions. It is uncertain at this time what impact the existing and proposed regulations will have on the demand for natural gas and on our operations. This will largely depend on what regulations are ultimately adopted; how the requirements of these regulations are implemented; and incentives and subsidies provided to other fossil fuels, nuclear power and renewable energy sources. Although the EPA has adopted a tailoring rule to regulate GHG emissions, it is not expected to materially impact our existing operations until 2016. However, the tailoring rule is subject to judicial reviews and such reviews could result in the EPA being required to regulate GHG emissions at lower levels that could subject us to regulation prior to 2016. There have also been various legislative and regulatory proposals and final rules at the federal and state levels to address air emissions from power plants and industrial boilers. Although such rules and proposals will generally favor the use of natural gas over other fossil fuels such as coal, it remains uncertain what regulations will ultimately be adopted and when they will be adopted. Finally, there have been various other environmental regulatory proposals that could increase the cost of our environmental liabilities as well as increase our future compliance costs. For example, the EPA has implemented more stringent emission standards with regard to certain natural gas operations that will affect our business. It is uncertain what impact new environmental regulations might have on us until further definition is provided by the various legislative, regulatory and judicial branches. In addition, any regulations would likely increase our costs of compliance by potentially delaying the receipt of permits and other regulatory approvals; requiring us to monitor emissions, install additional equipment or modify facilities to reduce GHG and other emissions; purchase air emission credits; and utilize electric-driven compression at facilities to obtain regulatory permits and approvals in a timely manner. While we may be able to include some or all of the costs associated with our environmental liabilities and environmental compliance in the rates charged by our pipeline, our ability to recover such costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final regulations and legislation.

•

Renewable / Conservation Legislation. There have been various legislative and regulatory proposals at the federal and state levels to provide incentives and subsidies to (a) shift more power generation to renewable energy sources and (b) support technological advances to drive less energy consumption. These incentives and subsidies could have a negative impact on natural gas consumption and thus have negative impacts on our operations and financial results.

•

Pipeline Safety. New federal legislation was enacted in December 2011 associated with pipeline safety and integrity issues, including changes that require installation of additional valves and other equipment on our pipeline and potential expansion of high consequence areas. The legislation requires the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration to conduct various studies, which may ultimately result in additional regulations that could negatively affect our operations.

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

We have certain contingent liabilities associated with litigation, regulatory and environmental matters and although we believe that we have established appropriate reserves for these matters, we could be required to accrue additional amounts in the future and these amounts could be material (see Part II, Item 8. Financial Statements and Supplementary Data, Note 7).

We are subject to interest rate risks.

Although our debt capital structure has fixed interest rates, changes in market conditions, including potential increases in the deficits of foreign, federal and state governments, could have a negative impact on interest rates that could cause our future financing costs to increase. Since interest rates are at historically low levels, it is anticipated that they will increase in the future.

Risks Related to Our Affiliation with EPB and El Paso

EPB files reports and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not included herein or incorporated by reference into this report.

We are an indirect wholly owned subsidiary of EPB.

As an indirect wholly owned subsidiary of EPB, subject to limitations in our indentures, EPB has substantial control over:

•	decisions on our financing and capital raising activities;

•	mergers or other business combinations;

•	our acquisitions or dispositions of assets; and

•	our participation in EPB’s cash management program.

EPB may exercise such control in its interests and not necessarily in the interests of us or the holders of our long-term debt.

Our relationship with EPB and El Paso and their financial condition subjects us to potential risks that are beyond our control.

Due to our relationship with EPB and El Paso, adverse developments or announcements concerning them or their other subsidiaries could adversely affect our financial condition, even if we have not suffered any similar development. There is a risk that EPB’s, El Paso’s or our credit ratings may be adversely affected in the future as the credit rating agencies continue to review our, EPB’s and El Paso’s leverage, liquidity, credit profile, and potential transactions. Following the announcement of El Paso’s proposed merger with KMI, Moody’s and Fitch adjusted their view of El Paso to a negative outlook, and Moody’s adjusted their view of EPB and us to a negative outlook. Any reduction in our or EPB’s credit ratings could impact our ability to access the capital markets, as well as our cost of capital. Below are the ratings assigned to our and EPB’s senior unsecured indebtedness at December 31, 2011.

	Rating Agency
	Moody’s Investor Service		Standard & Poor’s		Fitch Ratings
			Credit Rating
SNG	Baa3	(1)	BB	(2)	BBB-	(1)
EPB	Ba1	(2)	BB	(2)	BBB-	(1)
El Paso	Ba3	(2)	BB-	(2)	BB+	(2)

(1)	Investment grade.
(2)	Non-investment grade.

EPB provides cash management services and El Paso provides other corporate services for us. We are currently required to make distributions to our owner as defined in our limited liability company agreement on a quarterly basis. In addition, we conduct commercial transactions with some of our affiliates. If EPB, El Paso or such affiliates are unable to meet their respective liquidity needs, we may not be able to access cash under the cash management program, or our affiliates may not be able to pay their obligations to us. However, we might still be required to satisfy any affiliated payables we have established. Our inability to recover any affiliated receivables owed to us could adversely affect our financial position and cash flows. For a further discussion of our affiliated transactions, see Part II, Item 8. Financial Statements and Supplementary Data, Note 11.

Our business requires the retention and recruitment of a skilled workforce and the loss of employees could result in the failure to implement our business plan.

Our business requires the retention and recruitment of a skilled workforce. If El Paso is unable to retain and recruit employees such as engineers and other technical personnel, our business could be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have not included a response to this item since no response is required under Item 1B of Form 10-K.

ITEM 2. PROPERTIES

A description of our properties is included in Item 1. Business, and is incorporated herein by reference.

We believe that we have satisfactory title to the properties owned and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our business. We believe that our properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

A description of our material legal proceedings is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our member interest is indirectly owned by EPB and, accordingly, is not publicly traded.

We are required to make distributions to our owners as defined in our limited liability company agreement on a quarterly basis as approved by our Management Committee. We made cash distributions of $251 million in 2011, $257 million in 2010 and $171 million in 2009 to our member/partners. Additionally, in January 2012, we made a cash distribution of approximately $60 million to our member.

ITEM 6. SELECTED FINANCIAL DATA

Information has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. Our Management’s Discussion and Analysis (MD&A) should be read in conjunction with our consolidated financial statements and the accompanying footnotes. MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements we make. These risks and uncertainties are discussed further in Part I, Item 1A. Risk Factors. We have included a discussion in this MD&A of our business, results of operations, liquidity and capital resources, and a discussion of factors that may impact us as we operate in the future.

On October 16, 2011, El Paso announced a definitive agreement with KMI whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso shareholders, the FTC and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction.

Our Business

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

Type	Description	Percent of 2011 Revenues (1)
Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline system and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	90

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn. We also earn revenue from other miscellaneous sources.	10

____________

(1)	Excludes revenues from condensate sales.

The FERC regulates the rates we can charge our customers. These rates are generally a function of the cost of providing services to our customers, including a reasonable return on our invested capital. Because of our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices, changes in supply and demand, regulatory actions, competition, declines in the creditworthiness of our customers and weather. In addition, our future earnings may be impacted by both positive and negative fluctuations in gas prices related to the revaluation of fuel retained to compensate for electric costs and system encroachments. Our tariff continues to provide that the difference between the quantity of fuel retained and fuel used in operations and lost and unaccounted for will be flowed-through or charged to shippers. These fuel trackers remove the volumetric impact of over or under collecting fuel and lost and unaccounted for gas from our operational gas costs.

We continue to manage the process of renewing expiring contracts to limit the risk of significant impacts on our revenues. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and the market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariff, although at times, we enter into firm transportation contracts at amounts that are less than these maximum allowable rates to remain competitive.

Our existing contracts expire at various times and in varying amounts of throughput capacity. The weighted average remaining contract term for our active contracts is approximately six years as of December 31, 2011. Below are the contract expiration portfolio and the associated revenue expirations for our firm transportation contracts as of December 31, 2011, including those with terms beginning in 2012 or later.

	Contracted Capacity	Percent of Contracted Capacity	Reservation Revenue	Percent of Reservation Revenue
	(BBtu/d)		(In millions)
2012	90	2	$6	1
2013(1)	1,570	37	191	38
2014	537	13	64	12
2015	328	8	44	9
2016	35	1	3	1
2017 and beyond	1,628	39	195	39

Total	4,188	100	$503	100

(1)	Includes 1,551 BBtu/d for $188 million from contracts that were extended in conjunction with our rate case approved by the FERC in January 2010.

Results of Operations

Our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. Segment EBIT is defined as net income adjusted for items such as interest and debt expense, and affiliated interest income. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the year ended December 31, 2011 compared with 2010.

Operating Results:

	2011	2010
	(In millions, except for volumes)
Operating revenues	$563	$548
Operating expenses	(254)	(240)

Operating income	309	308
Earnings from unconsolidated affiliate	14	14
Other income, net	6	7

Segment EBIT	329	329
Interest and debt expense, net	(72)	(63)
Affiliated interest income, net	3	1

Net income	$260	$267

Throughput volumes (BBtu/d) (1)	2,463	2,505

(1)	Throughput volumes include billable transportation throughput volumes for storage injection.

Segment EBIT Analysis:

	Variance
	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable) (In millions)
Expansions	$30	$(2)	$(4)	$24
Reservation and usage revenues	(13)	—	—	(13)
Operating and general and administrative expenses	—	(6)	—	(6)
Other(1)	(2)	(6)	3	(5)

Total impact on Segment EBIT	$15	$(14)	$(1)	$—

(1)	Consists of individually insignificant items.

Expansions. During 2011, we benefited from increased reservation revenues due to Phases I and II of the South System III Expansion project being placed in service. We anticipate placing Phase III of this project in service in June 2012 to complete our current backlog of growth projects.

We have other projects that are in various phases of commercial development, some of which involve expansion capacity to serve increased natural gas-fired generation loads. If we are eventually successful in contracting for these new loads, the capital requirements could be substantial. Although we pursue the development of these potential projects from time to time, there can be no assurance that we will be successful in negotiating the definitive binding contracts necessary for such projects.

Reservation and Usage Revenues. Our reservation revenues were lower by approximately $8 million for the year ended December 31, 2011 compared to 2010 due to nonrenewal of expiring contracts due to changes in contracting strategy for certain customers. Additionally, our usage revenues were lower by $6 million primarily due to record weather conditions in the Southeast during 2010 as compared to 2011.

Operating and General and Administrative Expenses. Our operating and general and administrative expenses were higher for the year ended December 31, 2011 compared with 2010 primarily due to higher benefits costs of $3 million and increased property taxes of $2 million.

Other Regulatory Matter

In November 2011, our 50 percent owned affiliate, Bear Creek, along with other unaffiliated companies, received an order from the FERC related to an investigation into the rates charged to customers. The FERC ordered Bear Creek to file a full cost and revenue study within 75 days of the order. Bear Creek filed the cost and revenue study in January 2012 and the outcome of the proceeding is not expected to be material to our results of operations.

Interest and Debt Expense, Net

Interest and debt expense for the year ended December 31, 2011, was $9 million higher than in 2010 primarily due to the issuance of $300 million senior unsecured notes at 4.4 percent in June 2011. For further information on our outstanding debt balances, see Item 8. Financial Statements and Supplementary Data, Note 6.

Affiliated Interest Income, Net

The following table shows the average advances due from/to EPB and El Paso, and the average short-term interest rates for the year ended December 31:

	2011	2010
	(In millions, except for rates)
Average advance due from EPB	$212	$—
Average advance due to EPB	—	1
Average advance due from El Paso	—	88
Average short-term interest rate on affiliate note receivable	1.5%	1.5%
Average short-term interest rate on affiliate note payable	—	0.8%

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and amounts available to us under EPB’s cash management program, while our primary uses of cash are for working capital, capital expenditures and required distributions. At December 31, 2011, we had a note receivable from EPB of approximately $231 million of which approximately $34 was classified as current on our balance sheet based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 8. Financial Statements and Supplementary Data, Note 11, for a further discussion of EPB’s cash management program.

In June 2011, we and our wholly owned subsidiary, Southern Natural Issuing Corporation issued $300 million aggregate principal amount of senior unsecured notes at 4.4 percent, due June 15, 2021. The net proceeds of $297 million from this offering were advanced to EPB under the cash management program and will be subsequently utilized to fund our growth capital expenditures and for general corporate purposes. See Item 8. Financial Statements and Supplementary Data, Note 6 for a further discussion of our debt issuance.

During 2011, we generated $323 million of operating cash flow. We utilized these amounts to maintain our transmission system as well as pay distributions to our member/partners. During the year ended December 31, 2011, we paid cash distributions of approximately $251 million to our member/partners. In addition, in January 2012 we paid a cash distribution to our member of approximately $60 million. During 2011, we received cash contributions of approximately $60 million from our partners to fund our expansion projects.

Our cash capital expenditures for the year ended December 31, 2011 are listed below.

(In millions)
Expansion	$130
Maintenance	57

Total	$187

Although financial market conditions have improved, continued volatility in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities and amounts available to us under EPB’s cash management program. While we do not anticipate a need to directly access the financial markets in 2012 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our or EPB’s ability to act opportunistically. Our future plans could also be impacted by the completion of El Paso’s announced acquisition by KMI.

For further detail on our risk factors including potential adverse general economic conditions including our ability to access financial markets which could impact our operations and liquidity, see Part I, Item 1A. Risk Factors.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 8. Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the risk of changing interest rates. At December 31, 2011, we had an interest bearing note receivable from EPB of approximately $231 million, with a variable interest rate of 2.3% that is due upon demand. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates the carrying value due to the note being due on demand and the market-based nature of the interest rate.

The table below shows the carrying value, the related weighted-average effective interest rates on our non-affiliated fixed rate long-term debt securities and the estimated fair value of these securities which is based on quoted market prices for the same or similar issues.

	December 31, 2011				December 31, 2010
	Expected Fiscal Year of Maturity of Carrying Amounts
	2012-2016	Thereafter	Total	Fair Value	Carrying Amount	Fair Value
	(In millions, except for rates)
Liabilities:
Long-term debt — fixed rate	$—	$1,210	$1,210	$1,381	$910	$984
Average effective interest rate		6.2%

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

The Member of Southern Natural Gas Company, L.L.C.

We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company, L.L.C. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, member’s equity/partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the three years in the period ended December 31, 2011. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company, L.L.C. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas

February 27, 2012

SOUTHERN NATURAL GAS COMPANY, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME

(In millions)

	Year Ended December 31,
	2011	2010	2009
Operating revenues	$563	$548	$510

Operating expenses
Operation and maintenance	162	154	173
Depreciation and amortization	62	59	55
Taxes, other than income taxes	30	27	27

	254	240	255

Operating income	309	308	255
Earnings from unconsolidated affiliate	14	14	11
Other income, net	6	7	2
Interest and debt expense, net	(72)	(63)	(62)
Affiliated interest income, net	3	1	2

Net income	$260	$267	$208

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$3	$4
Accounts and note receivable
Customer, net of allowance	1	3
Affiliates	36	—
Other	31	26
Materials and supplies	16	16
Assets held for sale	50	—
Regulatory assets	16	14

Total current assets	153	63

Property, plant and equipment, at cost	3,666	3,885
Less accumulated depreciation and amortization	1,133	1,390

Total property, plant and equipment, net	2,533	2,495

Other long-term assets
Investment in unconsolidated affiliate	57	56
Note receivable from affiliate	197	—
Regulatory assets	88	63
Other	17	10

	359	129

Total assets	$3,045	$2,687

LIABILITIES AND MEMBER’S EQUITY/PARTNERS’ CAPITAL
Current liabilities
Accounts and note payable
Trade	$33	$25
Affiliates	19	28
Other	15	31
Taxes payable	6	13
Accrued interest	19	18
Contractual deposits	7	6
Asset retirement obligation	12	1
Other	1	—

Total current liabilities	112	122

Long-term debt	1,210	910

Other long-term liabilities	30	31

Commitments and contingencies (Note 7)
Member’s equity/partners’ capital	1,693	1,624

Total liabilities and member’s equity/partners’ capital	$3,045	$2,687

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$260	$267	$208
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	62	59	55
Earnings from unconsolidated affiliate, adjusted for cash distributions	(1)	8	2
Other non-cash income items	(2)	(3)	(1)
Asset and liability changes
Accounts receivable	1	28	4
Change in deferred purchase price from accounts receivable sales	(5)	(26)	—
Accounts payable	12	(9)	9
Other asset changes	1	(20)	18
Other liability changes	(5)	3	(9)

Net cash provided by operating activities	323	307	286

Cash flows from investing activities
Capital expenditures	(187)	(217)	(138)
Net change in note receivable from affiliate	(231)	154	(18)
Acquisition	—	(18)	—
Proceeds from the sale of assets	—	8	41
Return of capital from investment in unconsolidated affiliate	—	15	—

Net cash used in investing activities	(418)	(58)	(115)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	297	—	—
Contributions from partners	60	—	—
Distributions to member/partners	(251)	(257)	(171)
Net change in note payable to affiliate	(12)	12	—

Net cash provided by (used) in financing activities	94	(245)	(171)

Net change in cash and cash equivalents	(1)	4	—
Cash and cash equivalents
Beginning of period	4	—	—

End of period	$3	$4	$—

Supplemental cash flow information
Interest paid, net of amounts capitalized	$66	$59	$61

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY/PARTNERS’ CAPITAL

(In millions)

January 1, 2009	$1,577
Net income	208
Distributions	(171)

December 31, 2009	1,614
Net income	267
Distributions	(257)

December 31, 2010	1,624
Net income	260
Contributions	60
Distributions	(251)

December 31, 2011	$1,693

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We are a Delaware limited liability company, originally formed in 1935 as a corporation. Effective August 1, 2011, we converted our legal structure from a general partnership to a limited liability company and changed our name to Southern Natural Gas Company, L.L.C. We are wholly owned by El Paso Pipeline Partners Operating Company, L.L.C., a wholly owned subsidiary of El Paso Pipeline Partners, L.P. (EPB), a master limited partnership of El Paso Corporation (El Paso). EPB is controlled by its general partner, El Paso Pipeline GP Company, L.L.C., a wholly owned subsidiary of El Paso. For a discussion of these and other related transactions, see Note 11.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of intercompany accounts and transactions. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation, none of which impacted our reported net income, member’s equity/partners’ capital or cash flows from operating activities.

On October 16, 2011, El Paso announced a definitive agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso shareholders, the Federal Trade Commission (FTC) and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction.

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

Regulated Operations

Our natural gas pipeline and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) and follow the Financial Accounting Standards Board’s accounting standards for regulated operations. Under these standards, we record regulatory assets and liabilities that would not be recorded for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that are expected to be recovered from or refunded to customers through the rate making process. Items to which we may record a regulatory asset or liability include certain postretirement employee benefit plan costs, loss on reacquired debt, taxes related to an equity return component on regulated capital projects in periods prior to 2007 when we changed our legal structure to a general partnership, and certain costs related to gas not used in operations and other costs included in, or expected to be included in, future rates. For further details of our regulatory assets and liabilities, see Note 4.

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

Natural Gas Imbalances

Natural gas imbalances occur when the amount of natural gas delivered from or received by a pipeline system or storage facility differs from the contractual amount to be delivered or received. We value these imbalances due to or from shippers and operators utilizing current index prices. Imbalances are settled in cash or in-kind, subject to the terms of our tariff.

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

When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less their salvage value. We do not recognize a gain or loss unless we sell an entire operating unit, as determined by the FERC. We include gains or losses on dispositions of operating units in operation and maintenance expense in our income statements.

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

Asset and Investment Divestitures/Impairments

We evaluate assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value. Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows.

We classify assets (or groups of assets) to be disposed of as held for sale when specific criteria have been met. The lower of the carrying value or the estimated fair value less cost to sell of those assets is considered to determine if recognition of an impairment is required. We cease depreciation and amortization of the assets in the period they are considered held for sale.

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

Accounting for Asset Retirement Obligations

We record a liability for legal obligations associated with the replacement, removal or retirement of our long-lived assets in the period the obligation is incurred and estimable. Our asset retirement liabilities are initially recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization expense in our income statement. We have the ability to recover certain of these costs from our customers and have recorded an asset (rather than expense) associated with the accretion of the liabilities described above.

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

Income Taxes

We are a limited liability company and are not subject to either federal income taxes or generally to state income taxes. Our member is responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities. We are unable to readily determine the net difference in the bases of our assets and liabilities for financial and tax reporting purposes because information regarding our member’s tax attributes in us is not available to us.

2. Acquisitions and Divestitures

Assets Held for Sale

In September 2011, we entered into an agreement to sell certain offshore and onshore assets (including pipeline, platforms and other related assets located in the Gulf of Mexico and Louisiana) for approximately $50 million. At December 31, 2011, we classified these assets as held for sale at fair value which approximates the sales price. The fair value is based on observable market data which is a Level 2 measurement. We deferred the estimated loss of approximately $38 million as a regulatory asset. The sale is contingent upon receiving an acceptable FERC approval of the abandonment application including the ability to recover the regulatory asset in our future rates, which we believe is probable, based on the general support of our customer group and the underlying facts supporting the abandonment by sale.

Other

In 2010, we purchased certain pipeline assets from Elba Express Company, L.L.C. (Elba Express), our affiliate, for $18 million and sold certain pipeline assets to Elba Express for net proceeds of $8 million. We recorded both the purchase and sale at their historical cost and accordingly, we recognized no gain or loss on these transactions.

3. Financial Instruments

At December 31, 2011 and 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At December 31, 2011, we had an interest bearing note receivable from EPB of approximately $231 million due upon demand, with a variable interest rate of 2.3%. At December 31, 2010, this note carried a payable balance to EPB of approximately $12 million with a variable interest rate of 0.8%. While we are exposed to changes in interest income or expense based on changes to the variable interest rate, the fair value of this note approximates its carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt and their estimated fair values, which are primarily based on quoted market prices for the same or similar issues (Level 2 fair value measurement), are as follows at December 31:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,210	$1,381	$910	$984

4. Regulatory Assets and Liabilities

Our regulatory asset and liability balances are recoverable or reimbursable over various periods. Below are the details of our regulatory assets and liabilities at December 31:

	2011	2010
	(In millions)
Current regulatory assets
Difference between gas retained and gas consumed in operations	$8	$13
Unamortized loss on asset held for sale	6	—
Other	2	1

Total current regulatory assets	16	14

Non-current regulatory assets
Taxes on capitalized funds used during construction	28	28
Unamortized loss on reacquired debt	26	29
Unamortized loss on asset held for sale	32	—
Other	2	6

Total non-current regulatory assets	88	63

Total regulatory assets	$104	$77

Current regulatory liabilities(1)	$1	$—

Non-current regulatory liabilities
Postretirement benefits	17	9
Other	8	6

Total non-current regulatory liabilities(1)	25	15

Total regulatory liabilities	$26	$15

(1)	Included in other current and long-term liabilities on our balance sheets.

The significant regulatory assets and liabilities include:

Difference Between Gas Retained and Gas Consumed in Operations. These amounts reflect the value of the volumetric difference between the gas retained and consumed in our operations. These amounts are not included in the rate base, but given our tariffs, are expected to be recovered from our customers in subsequent fuel filing periods.

Taxes on Capitalized Funds Used During Construction. Represents the regulatory asset balance established in periods prior to 2007 when we changed our legal structure to a general partnership, to offset the deferred tax for the equity component of AFUDC. Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long lived asset to which they relate.

Unamortized Loss on Reacquired Debt. Amount represents the deferred and unamortized portion of losses on reacquired debt which are recovered through the cost of service over the original life of the debt issue, or in the case of refinanced debt, over the life of the new debt issue.

Unamortized Loss on Asset Held for Sale. Amount represents the deferred and unamortized portion of losses on our assets held for sale. The recovery is expected to occur at a fixed monthly rate until our next rate case, which is expected to be effective September 2013, and the final recovery period will be dependent upon the outcome of that rate case.

Postretirement Benefits. Represents unrecognized gains related to our postretirement benefit plan.

5. Property, Plant and Equipment

Capitalized Costs During Construction. Interest costs capitalized are included as a reduction to interest and debt expense on our income statements and were $2 million, $2 million and $1 million during the years ended December 31, 2011, 2010 and 2009. Equity amounts capitalized are included in other income on our income statements and were $6 million, $7 million and $3 million during the years ended December 31, 2011, 2010 and 2009.

Construction Work-In-Progress. At December 31, 2011 and 2010, we had approximately $84 million and $212 million of construction work-in-progress included in our property, plant and equipment.

Asset Retirement Obligations. We have legal obligations associated with the retirement of our natural gas pipeline, transmission facilities and storage wells. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities primarily involve purging, sealing and possibly removing the facilities if they are abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are ever demolished or replaced. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.

Where we can reasonably estimate the asset retirement obligation, we accrue a liability based on an estimate of the timing and amount of settlement. In estimating our asset retirement obligations, we utilize several assumptions, including a projected inflation rate of 2.5 percent, and credit-adjusted discount rates that currently range from five to 12 percent based on when the liabilities were recorded. We record changes in this estimates based on changes in the expected amount and timing of payments to settle our obligations. We intend on operating and maintaining our natural gas pipeline and storage system assets as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the asset retirement obligation for the substantial majority of our natural gas pipeline and storage system assets because these assets have indeterminate lives.

The net asset retirement obligation reported on our balance sheets and the changes in the net liability for the years ended December 31 were as follows:

	2011	2010
	(In millions)
Net asset retirement obligation at January 1	$8	$19
Liabilities settled	(1)	(12)
Accretion expense	—	1
Changes in estimate	6	—

Net asset retirement obligation at December 31(1)	$13	$8

(1)	For the year ended December 31, 2011 and 2010, approximately $12 million and $1 million of this amount is reflected as other current liabilities on our balance sheets.

6. Debt

Our long-term debt consisted of the following at December 31:

	2011	2010
	(In millions)
5.90% Notes due April 2017	$500	$500
4.4% Notes due June 2021	300	—
7.35% Notes due February 2031	153	153
8.0% Notes due March 2032	258	258

	1,211	911
Less: Unamortized discount	1	1

Total long-term debt	$1,210	$910

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

Under our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens. Our long-term debt contains cross-acceleration provisions, the most restrictive of which is a $10 million cross-acceleration clause. If triggered, repayment of the long-term debt that contains these provisions could be accelerated. For the year ended December 31, 2011, we were in compliance with our debt-related covenants.

7. Commitments and Contingencies

Legal Proceedings

We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At December 31, 2011, we had approximately $2 million accrued for our outstanding legal proceedings.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At December 31, 2011 and 2010, our accrual was less than $1 million for our environmental matters.

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

We expect to make capital expenditures for environmental matters of approximately $2 million in the aggregate for 2012 through 2016, including capital expenditures associated with the impact of the EPA rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

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

Other Commitments

Capital Commitments. At December 31, 2011, we had capital commitments of approximately $5 million related to our Southeast Supply Header (SESH) project and Phase III of our South System III project, all of which is expected to be spent in 2012. We have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Letter of Credit. During 2009, we entered into a $57 million letter of credit associated with our estimated construction costs related to our SESH project. As invoices are paid under the contract, we are able to reduce the value of the letter of credit. At December 31, 2011, the letter of credit has been reduced to approximately $8 million.

Purchase Obligations. We have entered into unconditional purchase obligations primarily for storage services, totaling $14 million at December 31, 2011. Our annual obligations under these purchase obligations are $12 million in 2012 and $2 million in 2013.

Other Commercial Commitments. We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Currently, our obligations under these easements are not material to our results of operations.

Operating Leases. We lease property, facilities and equipment under various operating leases. Our primary commitment under operating leases is the lease of our office space in Birmingham, Alabama. El Paso guarantees our obligations under these lease agreements. Future minimum annual rental commitments under our operating leases at December 31, 2011, were as follows:

Year Ending December 31,	(In millions)
2012	$3
2013	3
2014	3
2015	3
2016	3
Thereafter	2

Total	$17

Rent expense on our lease obligations for the years ended December 31, 2011, 2010 and 2009 was $3 million, $4 million and $4 million and is reflected in operation and maintenance expense on our income statements.

8. Retirement Benefits

Pension and Retirement Savings Plans. El Paso maintains a pension plan, the El Paso Corporation Pension Plan, and a retirement savings plan covering substantially all of its U.S. employees, including our former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions depending on El Paso’s operating performance relative to its peers. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.

Postretirement Benefits Plan. We provide postretirement medical benefits for a closed group of retirees under the El Paso Corporation Retiree Benefits Plan. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits. Employees in this group who retire after June 30, 2000 continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. We expect to contribute $1 million to our postretirement benefit plan in 2012. Contributions of approximately $1 million were made for the years ended December 31, 2011 and 2010, and approximately $4 million for the year ended December 31, 2009.

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

The table below provides information about our postretirement benefit plan:

	December 31,
	2011	2010
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation – beginning of period	$58	$59
Interest cost	3	3
Participant contributions	—	1
Actuarial gain	(7)	(1)
Benefits paid(1)	(4)	(4)

Accumulated postretirement benefit obligation – end of period	$50	$58

Change in plan assets:
Fair value of plan assets – beginning of period	$55	$52
Actual return on plan assets	4	5
Employer contributions	1	1
Participant contributions	—	1
Benefits paid	(4)	(4)

Fair value of plan assets – end of period	$56	$55

Reconciliation of funded status:
Fair value of plan assets	$56	$55
Less: accumulated postretirement benefit obligation	50	58

Net asset (liability) at December 31	$6	$(3)

(1)	Amounts shown net of a subsidy of less than $1 million for the years ended December 31, 2011 and 2010 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

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

We use various methods to determine the fair values of the assets in our other postretirement benefit plan, which are impacted by a number of factors, including the availability of observable market data over the contractual term of the underlying assets. We separate these assets into three levels (Level 1, 2 and 3) based on our assessment of the availability of this market data and the significance of non-observable data used to determine the fair value of these assets. As of December 31, 2011, assets were comprised of an exchange-traded mutual fund with a fair value of $2 million and common/collective trust funds with a fair value of $54 million. As of December 31, 2010, assets were comprised of an exchange-traded mutual fund with a fair value of $3 million and common/collective trust funds with a fair value of $52 million. Our exchange-traded mutual fund invests primarily in dollar-denominated securities, and its fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the fund in actively traded markets. Our common/collective trust funds are invested in approximately 65 percent equity and 35 percent fixed income securities, and their fair values (which are considered Level 2 measurements) are determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets. Certain restrictions on withdrawals exist for these common/collective trust funds where the issuer reserves the right to temporarily delay withdrawals in certain situations such as market conditions or at the issuer’s discretion. We do not have any assets that are considered Level 3 measurements. The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, and there have been no changes in the methodologies used at December 31, 2011 and 2010.

Expected Payment of Future Benefits. As of December 31, 2011, we expect the following benefit payments under our plan:

Year Ending December 31,	Expected Payments(1)
(In millions)
2012	$3
2013	3
2014	3
2015	3
2016	3
2017 – 2021	17

(1)	Includes a reduction of less than $1 million in each of the years 2012 – 2016 and approximately $4 million in aggregate for 2017 – 2021 for an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations and net benefit costs.

	2011	2010	2009
	(Percent)
Assumptions related to benefit obligations at December 31:
Discount rate	4.45	4.92	5.51
Assumptions related to benefit costs for the year ended December 31:
Discount rate	4.92	5.51	6.00
Expected return on plan assets(1)	7.75	7.75	8.00

(1)	The expected return on plan assets listed in the table above is a pre-tax rate of return based on our portfolio of investments. We utilize an after-tax expected return on plan assets to determine our benefit costs, which is based on unrelated business income taxes at a rate of 35 percent.

Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 7.3 percent, gradually decreasing to 5.0 percent by the year 2019. Assumed health care cost trends can have a significant effect on the amounts reported for our postretirement benefit plan. A one-percentage point change would not have had a significant effect on interest costs in 2011 or 2010. A one-percentage point change in assumed health care cost trends would have the following effect as of December 31:

	2011	2010
	(In millions)
One percentage point increase:
Accumulated postretirement benefit obligation	$5	$5
One percentage point decrease:
Accumulated postretirement benefit obligation	$(4)	$(4)

Components of Net Benefit Cost. For each of the years ended December 31, the components of net benefit cost are as follows:

	2011	2010	2009
	(In millions)
Interest cost	$3	$3	$3
Expected return on plan assets	(3)	(2)	(2)

Net benefit cost	$—	$1	$1

9. Transactions with Major Customers

The following table shows revenues from our major customers for each of the three years ended December 31:

	2011	2010	2009
	(In millions)
AGL Resources Inc. and subsidiaries	$162	$164	$149
SCANA Corporation and subsidiaries	59	58	54
Southern Company and subsidiaries	75	*	*

*	Less than 10% of operating revenues.

10. Accounts Receivable Sales Program

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

	Year Ended December 31,
	2011	2010
	(In millions)
Accounts receivable sold to the third-party financial institution(1)	$602	$629
Cash received for accounts receivable sold under the program	358	395
Deferred purchase price related to accounts receivable sold	244	234
Cash received related to the deferred purchase price	239	208
Amount paid in conjunction with terminated program(2)	—	30

(1)	During the years ended December 31, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.
(2)	In January 2010, we terminated our previous accounts receivable sales program and paid $30 million to acquire the related senior interests in certain receivables under that program. During 2009, we sold approximately $527 million of accounts receivable under that program and our fees and losses related to the program were not material.

	As of December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$60	$56
Uncollected deferred purchase price related to accounts receivable sold(1)	31	26

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets (Level 2 fair value measurement).

The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the years ended December 31, 2011, 2010 and 2009.

11. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

Bear Creek Storage Company, L.L.C. (Bear Creek). We operate and have a 50 percent ownership interest in Bear Creek, a joint venture equally owned with Tennessee Gas Pipeline Company, L.L.C. (TGP), our affiliate. We account for our investment in Bear Creek using the equity method of accounting. We and TGP provide storage services to our customers utilizing the Bear Creek storage facility. During 2011, 2010, and 2009, we received $13 million, $14 million and $13 million in cash distributions from Bear Creek. Also, during 2010, Bear Creek utilized its note receivable balance under the cash management program with El Paso to pay a cash distribution to its partners, including $23 million to us. Included in this amount was a return of capital of $15 million.

Summarized financial information of Bear Creek as of and for the years ended December 31 is presented as follows:

	2011	2010	2009
	(In millions)
Operating results data:
Operating revenues	$38	$38	$37
Operating expenses	10	10	15
Income from continuing operations and net income	28	28	22

	2011	2010
	(In millions)
Financial position data:
Current assets	$10	$9
Non-current assets	105	105
Other current liabilities	1	4
Equity in net assets	114	110

In November 2011, Bear Creek, along with other unaffiliated companies, received an order from the FERC related to an investigation into the rates charged to customers. The FERC ordered Bear Creek to file a full cost and revenue study within 75 days of the order. Bear Creek filed the cost and revenue study in January 2012 and the outcome of the proceeding is not expected to be material to our results of operations.

Transactions with Affiliates

EPB Acquisition. During 2011, EPB acquired the remaining 40 percent interest (25 percent in March and 15 percent in June) in us from El Paso and we became an indirect wholly owned subsidiary of EPB.

Distributions and Contributions. We are required to make distributions to our owner as defined in our limited liability company agreement on a quarterly basis. During 2011, 2010, and 2009, we paid cash distributions of approximately $251 million, $257 million and $171 million to our member/partners. In addition, in January 2012 we paid a cash distribution to our member of approximately $60 million. During 2011, we received cash contributions of approximately $60 million from our partners to fund our expansion projects.

Cash Management Program. We participate in EPB’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing our total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. At December 31, 2011, we had a note receivable from EPB of approximately $231 million. We classified $34 million of this receivable as current on our balance sheet at December 31, 2011 based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. At December 31, 2010, this note carried a payable balance to EPB of approximately $12 million which was classified as current on our balance sheet. The interest rate on this note is variable and was 2.3% and 0.8% at December 31, 2011 and 2010.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including natural gas transportation services to affiliates under long-term contracts.

We do not have employees and we are managed and operated by officers of El Paso and its affiliates. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from TGP, our affiliate, associated with our pipeline services. These allocations are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense, gross property and payroll.

The following table shows revenues, expenses and reimbursements from our affiliates for each of the three years ended December 31:

	2011	2010	2009
	(In millions)
Revenues	$9	$8	$6
Operation and maintenance expenses	120	115	125
Reimbursements of operating expenses	4	4	14

Supplemental Selected Quarterly Financial Information (Unaudited)

Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In millions)
2011
Operating revenues	$145	$133	$139	$146	$563
Operating income	88	72	72	77	309
Net income	78	61	59	62	260

2010
Operating revenues	$145	$131	$134	$138	$548
Operating income	86	72	71	79	308
Net income	76	60	60	71	267

SCHEDULE II

SOUTHERN NATURAL GAS COMPANY, L.L.C.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2011
Legal reserves	$2	$—	$—	$2

2010
Legal reserves	$2	$—	$—	$2
Environmental reserves	1	—	(1)	—

2009
Legal reserves	$2	$—	$—	$2
Environmental reserves	1	—	—	1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2011. See Item 8. Financial Statements and Supplementary Data under Management’s Annual Report on Internal Control over Financial Reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10, “Directors, Executive Officers and Corporate Governance;” Item 11, “Executive Compensation;” Item  12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;” and Item 13, “Certain Relationships and Related Transactions, and Director Independence” have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees for the years ended December 31, 2011 and 2010 of $932,000 and $982,000, respectively, were primarily for professional services rendered by Ernst & Young LLP for the audits of the consolidated financial statements of Southern Natural Gas Company, L.L.C, as well as the review of documents filed with the SEC, a consent in 2010, and the issuance of a comfort letter in 2011.

All Other Fees

No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2011 and 2010.

Policy for Approval of Audit and Non-Audit Fees

We are an indirect wholly owned subsidiary of EPB and do not have a separate audit committee. EPB’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of EPB’s pre-approval policy for audit and non-audit related services, see EPB’s Annual Report on Form 10-K for the year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

1. Financial statements

2. Financial statement schedules

Schedule II — Valuation and Qualifying Accounts	40

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Southern Natural Gas Company, L.L.C. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2012.

SOUTHERN NATURAL GAS COMPANY, L.L.C.

By:	/s/ Norman G. Holmes
Norman G. Holmes
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Southern Natural Gas Company, L.L.C. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Norman G. Holmes	President and Management Committee Member	February 27, 2012
Norman G. Holmes	(Principal Executive Officer)

/s/ John R. Sult	Executive Vice President and	February 27, 2012
John R. Sult	Chief Financial Officer
(Principal Financial Officer)

/s/ Rosa P. Jackson	Vice President and Controller	February 27, 2012
Rosa P. Jackson	(Principal Accounting Officer)

/s/ Daniel B. Martin
Daniel B. Martin	Management Committee Member	February 27, 2012

/s/ Bryan W. Neskora
Bryan W. Neskora	Management Committee Member	February 27 , 2012

/s/ James C. Yardley
James C. Yardley	Management Committee Member	February 27, 2012

SOUTHERN NATURAL GAS COMPANY, L.L.C.

EXHIBIT INDEX

December 31, 2011

Each exhibit identified below is filed as part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description
*3.A	Certificate of Conversion of Southern Natural Gas Company, L.L.C. dated August 1, 2011.

*3.B	Second Amended and Restated Limited Liability Company Agreement of Southern Natural Gas Company, L.L.C., effective as of February 14, 2012.

4.A	Indenture dated June 1, 1987 between Southern Natural Gas Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.A to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); First Supplemental Indenture, dated as of September 30, 1997, between Southern Natural Gas Company and the Trustee (incorporated by reference to Exhibit 4.A.1 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); Second Supplemental Indenture dated as of February 13, 2001, between Southern Natural Gas Company and the Trustee (incorporated by reference to Exhibit 4.A.2 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); Third Supplemental Indenture dated as of March 26, 2007 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on March 28, 2007); Fourth Supplemental Indenture dated as of May 4, 2007 among Southern Natural Gas Company, Wilmington Trust Company (solely with respect to certain portions thereof) and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.C to our quarterly report on Form10-Q for the period ended March 31, 2007, filed with the SEC on May 8, 2007); Fifth Supplemental Indenture dated October 15, 2007 by and among SNG, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on October 16, 2007); Sixth Supplemental Indenture dated November 1, 2007 by and among SNG, Southern Natural Issuing Corporation, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on November 7, 2007): Seventh Supplemental Indenture dated as of June 7, 2011, among the Issuers and Wilmington Trust Company, as trustee (including the form of 4.40% Note due 2021) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 9, 2011).

4.B	Form of 5.90% Note due 2017 (included as Exhibit A to Exhibit 4.A of our Current Report on Form 8-K filed with the SEC on March 28, 2007).

4.C	Indenture dated as of March 5, 2003 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., successor to The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.C to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

4.D	Registration Rights Agreement, dated as of June 7, 2011, among the Issuers and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 9, 2011).

10.A	Purchase Agreement, dated as of June 2, 2011, among the Issuers, EPP SNG GP Holdings L.L.C., El Paso SNG Holding Company, L.L.C. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 9, 2011).

21	Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Labels Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.