Form 10-Q
period 2012-03-31
SOUTHERN NATURAL GAS COMPANY, L.L.C.
filed 2012-05-04
CIK 92232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN NATURAL GAS COMPANY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Operating revenues	$146	$145

Operating expenses
Operation and maintenance	39	34
Depreciation and amortization	16	15
Taxes, other than income taxes	8	8

	63	57

Operating income	83	88
Earnings from unconsolidated affiliate	3	4
Other income	1	2
Interest and debt expense, net	(19)	(16)
Affiliated interest income, net	1	—

Net income	$69	$78

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$5	$3
Accounts and note receivable
Customer, net of allowance	1	1
Affiliates	25	36
Other	24	31
Materials and supplies	17	16
Assets held for sale	50	50
Regulatory assets	15	16
Other	2	—

Total current assets	139	153

Property, plant and equipment, at cost	3,676	3,666
Less accumulated depreciation and amortization	1,128	1,133

Total property, plant and equipment, net	2,548	2,533

Other long-term assets
Investment in unconsolidated affiliate	57	57
Note receivable from affiliate	210	197
Regulatory assets	81	88
Other	17	17

	365	359

Total assets	$3,052	$3,045

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts and note payable
Trade	$32	$33
Affiliates	13	19
Other	14	15
Taxes payable	8	6
Accrued interest	22	19
Contractual deposits	5	7
Asset retirement obligations	11	12
Other	4	1

Total current liabilities	109	112

Long-term debt	1,210	1,210

Other long-term liabilities	31	30

Commitments and contingencies (Note 3)
Member’s equity	1,702	1,693

Total liabilities and member’s equity	$3,052	$3,045

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$69	$78
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	16	15
Earnings from unconsolidated affiliate, adjusted for cash distributions	—	(3)
Other non-cash income items	—	(1)
Asset and liability changes	(2)	(1)

Net cash provided by operating activities	83	88

Cash flows from investing activities
Capital expenditures	(18)	(51)
Net change in note receivable from affiliate	—	(4)
Other	(3)	3

Net cash used in investing activities	(21)	(52)

Cash flows from financing activities
Net change in note payable to affiliate	—	(12)
Contributions from partners	—	25
Distributions to member/partners	(60)	(47)

Net cash used in financing activities	(60)	(34)

Net change in cash and cash equivalents	2	2
Cash and cash equivalents
Beginning of period	3	4

End of period	$5	$6

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2011 Annual Report on Form 10-K. The financial statements as of March 31, 2012, and for the quarters ended March 31, 2012 and 2011, are unaudited. The condensed consolidated balance sheet as of December 31, 2011, was derived from the audited balance sheet filed in our 2011 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2011 Annual Report on Form 10-K.

In October, 2011, El Paso Corporation (El Paso) entered into a definitive merger agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. In March 2012, both El Paso’s and KMI’s stockholders approved the merger agreement and a series of transactions to effectuate the merger. On May 1, 2012, KMI announced that it received approval from the Federal Trade Commission (FTC) for the merger, subject to the previously announced divestiture of certain assets. The completion of the merger transactions is expected by the end of May 2012, subject to other remaining closing conditions and regulatory approvals.

Significant Accounting Policies

There were no changes in the significant accounting policies described in our 2011 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2012.

2. Financial Instruments

The following table reflects the carrying value and fair value of our long-term debt:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,210	$1,354	$1,210	$1,381

We estimated the fair value of our long-term debt (representing a Level 2 fair value measurement further discussed below) primarily based on quoted market prices for the same or similar issuances. As of March 31, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments. The carrying amount of our affiliate note receivable approximates its fair value based on an analysis of the nature of the interest rate and our assessment of the ability to recover this amount.

We separate the fair values of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and would be reflected at the end of the period in which the change occurs. During the quarter ended March 31, 2012, there have been no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they are classified.

3. Commitments and Contingencies

Legal Proceedings

We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At March 31, 2012, we had approximately $2 million accrued for all of our outstanding legal proceedings.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At March 31, 2012, our accrual was less than $1 million for our environmental matters.

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

We expect to make capital expenditures for environmental matters of approximately $2 million in the aggregate for the remainder of 2012 through 2016, including capital expenditures associated with the impact of the Environmental Protection Agency (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

On April 17, 2012, the EPA issued regulations pursuant to the federal Clean Air Act to reduce various air pollutants from the oil and natural gas industry. These regulations will limit emissions from certain equipment including compressors, storage vessels, and natural gas processing plants. We are still evaluating the regulations and their impact on our operations and our financial results.

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

Other Commitments

During 2009, we entered into a $57 million letter of credit associated with our estimated construction cost related to the Southeast Supply Header project. As invoices are paid under the contract, we are able to reduce the value of the letter of credit. At March 31, 2012, the letter of credit has been reduced to approximately $8 million.

For further discussion of our purchase obligations and other commitments, see our 2011 Annual Report on Form 10-K.

4. Accounts Receivable Sales Program

We currently participate in an accounts receivable sales program where we sell receivables in their entirety to a third party financial institution (through a wholly-owned special purpose entity). The sale of these accounts receivable (which are short-term assets that generally settle within 60 days) qualify for sale accounting. The existing program is scheduled to terminate on May 29, 2012 however, we are evaluating options to extend the program. The third party financial institution involved in our accounts receivable sales program acquires interests in various financial assets and issues commercial paper to fund those acquisitions. We do not consolidate the third party financial institution because we do not have the power to control, direct, or exert significant influence over its overall activities since our receivables do not comprise a significant portion of its operations.

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

	Quarter Ended March 31,
	2012	2011
	(In millions)
Accounts receivable sold to the third party financial institution(1)	$157	$162
Cash received for accounts receivable sold under the program	86	96
Deferred purchase price related to accounts receivable sold	71	66
Cash received related to the deferred purchase price	78	73

(1)	During the quarters ended March 31, 2012 and 2011, losses recognized on the sale of accounts receivable were immaterial.

	March 31,	December 31,
	2012	2011
	(In millions)
Accounts receivable sold and held by third party financial institution	$52	$60
Uncollected deferred purchase price related to accounts receivable sold (1)	24	31

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets (Level 2 fair value measurement).

The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement, as well as the fees earned, were not material to our financial statements for the quarters ended March 31, 2012 and 2011.

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

We have a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Tennessee Gas Pipeline Company, L.L.C., our affiliate. For the quarters ended March 31, 2012 and 2011, we received $3 million and $1 million in cash distributions from Bear Creek.

Summarized financial information for Bear Creek for the quarters ended March 31 is presented as follows:

	2012	2011
	(In millions)
Operating results data:
Operating revenues	$9	$10
Operating expenses	3	2
Income from continuing operations and net income	6	8

In November 2011, Bear Creek, along with other unaffiliated companies, received an order from the Federal Energy Regulatory Commission (FERC) related to an investigation into the rates charged to customers. The FERC ordered Bear Creek to file a full cost and revenue study within 75 days of the order. Bear Creek filed the cost and revenue study in January 2012 and the outcome of the proceeding is not expected to be material to our results of operations.

Transactions with Affiliates

Distributions and Contributions. We are required to make distributions to our owner as defined in our limited liability company agreement on a quarterly basis. During the quarter ended March 31, 2012 and 2011, we paid cash distributions of approximately $60 million and $47 million to our member/partners. In addition, in April 2012, we paid a cash distribution of approximately $80 million to our member.

Cash Management Program. We participate in El Paso Pipeline Partners, L.P.’s (EPB) cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. At March 31, 2012 and December 31, 2011, we had a note receivable from EPB of approximately $231 million. At March 31, 2012, we have classified $21 million of this receivable as current on our balance sheet based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this note is variable and was 2.2% and 2.3% at March 31, 2012 and December 31, 2011.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2011 Annual Report on Form 10-K. The following table shows revenues, expenses and reimbursements from our affiliates for the quarters ended March 31:

	2012	2011
	(In millions)
Revenues	$2	$2
Operation and maintenance expenses	27	27
Reimbursements of operating expenses	1	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with, the information disclosed in our 2011 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

In October, 2011, El Paso entered into a definitive merger agreement with KMI whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. In March 2012, both El Paso’s and KMI’s stockholders approved the merger agreement and a series of transactions to effectuate the merger. On May 1, 2012, KMI announced that it received approval from the FTC for the merger, subject to the previously announced divestiture of certain assets. The completion of the merger transactions is expected by the end of May 2012, subject to other remaining closing conditions and regulatory approvals.

Results of Operations

Our management uses segment earnings before interest expense and income taxes (Segment EBIT) to measure and assess the operating results and effectiveness of our business. We believe Segment EBIT is useful to our investors because it allows them to use the same performance measure analyzed internally by our management and allows them to evaluate the performance of our business without regard to the manner in which it is financed. Segment EBIT is defined as net income adjusted for items such as interest and debt expense, and affiliated interest income. Segment EBIT may not be comparable to measurements used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2012 compared with the same period in 2011.

Operating Results:

	2012	2011_
	(In millions, except for volumes)
Operating revenues	$146	$145
Operating expenses	(63)	(57)

Operating income	83	88
Earnings from unconsolidated affiliate	3	4
Other income	1	2

Segment EBIT	87	94
Interest and debt expense, net	(19)	(16)
Affiliated interest income, net	1	—

Net income	$69	$78

Throughput volumes (BBtu/d)(1)	2,727	2,632

(1)	Throughput volumes include billable transportation throughput volumes for storage injection.

Segment EBIT Analysis:

	Operating	Operating	Operating	Operating
	Variance
	Operating	Operating
	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansions	$5	$(1)	$(1)	$3
Reservation and other service revenues	(2)	—	—	(2)
Revaluations	(1)	(5)	—	(6)
Other (1)	(1)	—	(1)	(2)

Total impact on Segment EBIT	$1	$(6)	$(2)	$(7)

(1)	Consists of individually insignificant items.

Expansions. During the quarter ended March 31, 2012, we benefited from increased reservation revenues due to Phase II of the South System III Expansion project being placed in service in 2011. We anticipate placing Phase III of this project in service in June 2012 to complete our current backlog of growth projects.

Reservation and Other Services Revenues. For the quarter ended March 31, 2012, we experienced a $2 million decrease in reservation revenues due to nonrenewal of expiring contracts due to changes in certain customers’ contracting strategy .

Revaluations. During the quarter ended March 31, 2012, our Segment EBIT was unfavorably impacted by $4 million primarily due to lower prices used to revalue retained volumes to recover electric compression costs in our fuel tracker as compared to the same period in 2011.

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

Interest and Debt Expense, Net

Interest and debt expense was $3 million higher for the quarter ended March 31, 2012 as compared to the same period in 2011 primarily due to the issuance of $300 million senior unsecured notes at 4.4 percent in June 2011.

Affiliated Interest Income, Net

The following table shows the average advances due from/to EPB and the average short-term interest rates for the quarters ended March 31:

	2012	2011
	(In millions, except for rates)
Average advance due from EPB	$217	$—
Average advance due to EPB	—	(10)
Average short-term interest rate	2.3%	0.8%

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and amounts available to us under EPB’s cash management program, while our primary uses of cash are for working capital, capital expenditures and required distributions. At March 31, 2012, we had a note receivable from EPB of approximately $231 million of which approximately $21 million was classified as current on our balance sheet based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1. Financial Statements, Note 5, for a further discussion of EPB’s cash management program.

During the quarter ended March 31, 2012, we generated $83 million of operating cash flow. We utilized these amounts primarily to fund our expansion capital related to Phase III of our South System III expansion project, as well as pay a distribution to our member. During the quarter ended March 31, 2012, we paid a cash distribution of $60 million to our member. In addition, in April 2012, we paid a cash distribution of $80 million to our member.

Our cash capital expenditures for the quarter ended March 31, 2012 are listed below:

(In millions)
Expansion	$13
Maintenance	5

Total	$18

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities and amounts available to us under EPB’s cash management program. While we do not anticipate a need to directly access the financial markets for the remainder of 2012 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our or EPB’s ability to act opportunistically. Our future plans could also be impacted by the completion of El Paso’s announced acquisition by KMI.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1. Financial Statements, Note 3 which is incorporated herein by reference and our 2011 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 3 which is incorporated herein by reference.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2011 Annual Report on Form 10-K under Part I, Item 1A. Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 3. Defaults Upon Senior Securities

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Mine Safety Disclosures

Not applicable.

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

SOUTHERN NATURAL GAS COMPANY, L.L.C.

Date: May 4, 2012	/s/ Norman G. Holmes
Norman G. Holmes
President (Principal Executive Officer)

Date: May 4, 2012	/s/ John R. Sult
John R. Sult
Executive Vice President and
Chief Financial Office (Principal Financial Officer)

SOUTHERN NATURAL GAS COMPANY, L.L.C.

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report. Exhibits filed with this report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement of Southern Natural Gas Company, L.L.C., dated February 14, 2012 (incorporated by reference to Exhibit 10.F to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Labels Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.